Form 10QSB
period 2006-09-30
Neuralstem, Inc.
filed 2006-11-17
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-1357459

Neuralstem, Inc.
(Name of small business issuer in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9700 Great Seneca Highway, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (301) 366-4841

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐ No  ☒

As of November 15, 2006 there were 25,608,272 shares of common stock, $.001 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Balance Sheet as of September 30, 2006	1

	Statements of Operations
	Three and nine months ended September 30, 2006 and 2005	2

	Statements of Changes in Stockholders' Equity (Deficit)
	For the period from December 31, 2005 through September 30, 2006	3

	Statements of Cash Flows
	Nine months ended September 30, 2006 and 2005	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	21

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders.	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	22

ADVISEMENT

Unless the context requires otherwise, “Neuralstem”, “the company”, “we”, “us”, “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “ common shares”.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2006), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2006 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2006.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC including our registration filed on form SB-2/A on August 28, 2006.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

•
the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales marketing and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

FINANCIAL STATEMENTS.

NEURALSTEM, INC.

BALANCE SHEET

(Unaudited)

September 30,
2006

ASSETS
CURRENT ASSETS
Cash	$2,486,396
Prepaid expenses	37,832
Total current assets	2,524,228

Property and equipment, net	36,328
Other assets	36,306
Intangible assets, net	13,087

Total assets	$2,609,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, current portion	$7,529
Accounts payable and accrued expenses	273,211
Total current liabilities	280,740

Note payable, long-term portion	22,760
Total liabilities	303,500

STOCKHOLDERS’ EQUITY
Preferred stock: $0.01 par value; authorized
7,000,000 shares; no shares issued and outstanding	$-
Common stock: $0.01 par value; authorized
75,000,000 shares; 25,608,272 shares issued
and outstanding	256,083
Additional paid-in capital	39,199,036
Common stock receivable for 27,000 shares	(27)
Common stock payable for 254,333
of unissued shares of common stock	141,333
Accumulated deficit	(37,289,976)

Total stockholders’ equity	2,306,449

Total liabilities and stockholders’ equity	$2,609,949

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$150,072	$55,645	$209,283	$213,458

Operating expenses
Research and development costs	422,794	245,790	1,247,386	390,739
General, selling and administrative expenses	311,932	13,624	763,664	115,382
Depreciation and amortization	12,154	13,394	38,942	39,356
	746,880	272,808	2,049,992	545,477
Operating loss	(596,808)	(217,163)	(1,840,709)	(332,019)

Nonoperating income (expense)
Interest	24,218	7,838	61,381	7,838
Interest expense	(394)	(10,053)	(9,090)	(10,053)
Gain (loss) related to extinguishment
of warrants liability	388,401	-	-	-
Other expense	(26,505)	-	(56,320)	-

Net loss	$(211,088)	$(219,378)	$(1,844,738)	$(334,234)

Net loss per share, basic	$(0.01)	$(0.0)	$(0.08)	$(0.03)

Average number of shares
of common stock outstanding	25,608,272	16,318,985	24,591,149	12,104,650

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Common	Common	Additional
	Preferred Stock		Common Stock		Stock	Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Payable	Capital	Deficit	Total

Balance, December 31, 2005	-	$-	20,608,272	$206,083	$-	$113,000	$34,665,982	$(35,445,238)	$(460,173)

Issuance of common stock for cash proceeds of $4,550,000 (net of offering expense of $450,000), $1.00 per share	-	-	5,000,000	50,000	-	-	4,500,000	-	4,550,000

Vesting of warrants for 6,000 shares of common stock related to consultant	-	-	-	-	-	-	5,040	-	5,040

Receivable for return of 18,000 shares of common stock	-	-	-	-	(27)	-	27	-	-

Penalty for late filing of registration Statement related to Private Placement Offering	-	-	-	-	-	28,333	27,987	-	56,320

Net loss	-	-	-	-	-	-	-	(1,844,738)	(1,844,738)

Balance, September 30, 2006	-	-	25,608,272	$256,083	$(27)	$141,333	$39,199,036	$(37,289,976)	$2,306,449

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2005

Cash Flows From Operating Activities
Net loss	$(1,844,738)	$(334,234)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	38,943	39,356
Stock based expenses	61,360	-
Changes in assets and liabilities
Prepaid expenses	(37,831)	-
Other assets	(36,306)	-
Accounts payable and accrued expenses	(410,593)	151,017
Deferred compensation	(192,620)	-
Net cash used in operating activities	(2,421,785)	(143,861)

Cash Flows From Investing Activities
Purchase of property and equipment	(44,893)	-
Net cash used in investing activities	(44,893)	-

Cash Flows From Financing Activities
Issuance of common stock	4,550,000	402,922
Proceeds from notes payable	-	207,405
Payments on notes payable	(123,307)	(3,852)
Net cash provided by financing activities	4,426,693	606,475

Net increase in cash	1,960,015	462,614

Cash, beginning of period	526,381	39,054

Cash, end of period	$2,486,396	$501,668

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Neuralstem, Inc.’s (the “Company”) annual financial statements for the years ended December 31, 2005 and 2004.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

New Accounting Pronouncement Adoption

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” The Company will continue to follow the intrinsic value model under APB Opinion No. 25 for those employee stock option awards granted and unmodified prior to the adoption of SFAS 123R as permitted by paragraph 83 of the new guidance.

Note 2.  Stockholders’ Equity

From January 2006 through February 2006, the Company raised $4,550,000 (net of offering expenses of $450,000) through a Limited Offering Memorandum. Each Unit sold consisted of one share of common stock, ½ “A” Warrant to Purchase A share of Common Stock at $1.50 per share, and ½ ‘B” Warrant to Purchase A Share of Common Stock at $1.00 per share. These warrants have a life of 10 years.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.  Notes payable

In November 2001, the Company entered into an agreement with a bank to borrow $625,000. The note was renegotiated in May 2002 to require principal payments of $25,000 per month beginning August 2002 and to accrue interest at the prime rate plus 1.5% with the balance of principal and accrued interest due on December 9, 2002. The note was renegotiated in December 2002 to require principal payments of $25,000 per month through February 2003, increasing to $40,000 per month starting March 2003, and to accrue interest at the prime rate plus 1.5% with the balance of principal and accrued interest due on June 20, 2003. Substantially all of the Company’s assets provide collateral for the borrowings. As of September 30, 2006, the entire outstanding balance was fully paid.

Note 4.  Common stock payable

Pursuant to the terms of the PPM as discussed in Note 2, the Company entered into a registration rights agreement which requires the Company to file a registration statement in order to register (1) the common shares issued in the PPM; and (2) the common shares issuable upon the exercise of the class “A” and “B” warrants. The registration rights agreement require the Company to file a registration statement as soon as reasonably practicable after the first closing for the offering, but in no event more than 30 days following the closing of the minimum offering amount, which the closing occurred on February 23, 2006. If the Company fail to do so: (i) the shares underlying the “A” and “B” warrants would be increased by one percent (1%) for each 30 day period; and (ii) we would be obligated to issue additional shares equal to one percent (1%) for each 30 day period of the common shares sold in the offering (prorated for partial periods). The registration rights agreement also require the Company on a best effort basis to have the registration statement declared effective within 180 days after the minimum closing and maintain the registration statement continuously effective until the date that the shares covered by the PPM may be sold pursuant to Rule 144 of the Securities Act without any restrictions.

The Company filed its registration statement on April 3, 2006 and became effective August 31, 2006 which was considered 9 and 8 days, respectively, late pursuant to the terms of the PPM. As a result, the Company is obligated to issue an additional 28,333 shares of common stock; “A” warrants for 14,167 shares of common stock and “B” warrants for 14,167 shares of common stock as a penalty for not meeting the 30 day period timeline to file the registration statement. As of September 30, 2006, the Company recorded a common stock payable for 28,333 shares of common stock penalty for a total value of $28,333 and warrants liability for the “A” and “B” warrants penalty of $27,987 which have been recorded as part of “other expense” within the statements of operations.

Note 5.  Common stock receivable

Common stock receivable relates to a penalty provision of an agreement with its placement agent/consultant for not having its registration statement filed within 30 days following the closing of the minimum offering amount of the PPM. The total penalty assessed on the placement agent/consultant totaled 27,000 shares of common stock. As September 30, 2006, the Company accrued $27 as a common stock receivable for 27,000 shares.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6. Extinguishment of warrants liability

During the six months ended June 30, 2006, the “A” and “B” warrants associated with the PPM have been recorded as a liability in accordance with Emerging Issued Task Force No. 00-19. The “A” and “B” warrants fair value totaled $4,938,401 under the Black-Scholes options pricing model. The entire net proceeds of $4,550,000 from the PPM had been allocated as a warrant liability. The difference between the fair values of the “A” and “B” warrants and the net proceeds totaling $388,401 have been recorded as a loss related to adjustment of warrants liability to fair value. In September 2006, the Company completed its registration statement which became effective. As a result, the warrant liability was extinguished and any recorded loss related to adjustment of warrants liability had been eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in our registration statement filed on form SB-2/A, filed on August 28, 2006 with the SEC, as it may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page 14 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Neuralstem is focused on the development and commercialization of treatments based on transplanting human neural stem cells.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research, and have ownership or exclusive licensing of four issued patents and 12 patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions provides a competitive advantage and will facilitate the successful development and commercialization of products for use in treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

This is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our product may not be able to successfully compete against them.

All of our research efforts to date are at the level of basic research or in the pre-clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia. We are currently headquartered in Rockville, Maryland.

Technology

Our technology is the ability to isolate human neural stem cells from most areas of the developing human brain and spinal cord and our technology includes the ability to grow them into physiologically relevant human neurons of all types. Our two issued core patents entitled Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals and In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multi-potential CNS Stem Cell contain claims which cover the process of deriving the cells and the cells created from such process.

What differentiates our stem cell technology from others is that our patented processes do not require us to “push” the cells towards a certain fate by adding specific growth factors. Our cells actually “become” the type of cell they are fated to be. We believe this process and the resulting cells create a technology platform that allows for the efficient isolation and ability to produce, in commercially reasonable quantities, neural stem cells from the human brain and spinal cord.

Our technology allows for cells to grow in cultured dishes, also known as in vitro growth, without mutations or other adverse events that would compromise their usefulness.

Research

We have devoted substantial resources to our research programs to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for therapeutic products. Our efforts to date have been directed at methods to identify, isolate and culture large varieties of stem cells of the human nervous system, and to develop therapies utilizing these stem cells. This research is conducted both internally and through the use of third party laboratory consulting companies under our direct supervision.

As of November 15, 2006, we had 4 full-time employees. Of these employees, one is directly involved in research and development activities and three are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

Trends & Outlook

Revenue: Our revenue is currently derived from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2007, we are not concentrated on increasing revenue. Additionally, as our current grants wind down, revenue can be expected to continue decreasing. Finally, as most grants use a fiscal year of October 31, revenue attributed to grants tends to be lower in the initial quarters of the year and increases in subsequent quarters.

Long-term, we anticipate that grant revenue as a percentage of revenue will decrease and our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present we are in our pre-clinical stage of development and as a result, we can not accurately predict when or if we will be able to produce a product for commercialization. Accordingly, cannot accurately estimate when such change in revenue composition will occur or if it will ever occur.

Research & Development Expense: Our research and development expenses consist primarily of costs associated with basic and pre-clinical research exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense; however, we also incur expenses with third parties, including license agreements, third party contract services, sponsored research programs and consulting expenses.

We do not segregate research and development costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have different areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

We expect that research and development expenses will continue to increase in the foreseeable future as we add personnel, expand our pre-clinical research (animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control), begin clinical trial activities, increase our regulatory compliance capabilities, and ultimately begin manufacturing. We have retained Qunitiles, Inc. to assist with regulatory compliance and patient enrollment as we moved from pre-clinical to clinical stage. The expenses associated with this regulatory compliance and patient enrollment is budgeted at $200,000 to $250,000 over a twelve month period. Additionally, we have hired 2 additional technicians to work on a part time per project basis to assist in the in-house growing of our cells for grant and collaborative work. With regard to material and personnel costs, as the industry continues to mature and grow, we have seen increased demand for qualified personnel and suitable materials. Notwithstanding, we feel that our outsource model will provide us with some protection regarding fluctuating pricing.

Although we feel the above increase in personnel will be sufficient for our short term needs, the amount of the monetary increases stemming from increased personnel and expenses as we move from pre-clinical to clinical state is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we feel that any trials will require at least 10 patients at an estimated cost of $100,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, we cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products.

General and Administrative Expenses: Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase. Additionally, we recently become subject to the periodic reporting requirements of the Securities Exchange Act of 1934. As a result, we foresee an increase in general and administrative expenses relating to professional services (legal, accounting, audit) and estimate such fees to be $10,000 per month. Moreover, in August of 2006 we became the subject of patent litigation with one of our competitors, StemCells, Inc.. The litigation is in its initial stages and it is hard to estimate what the actual costs stemming there from will be. We have currently budgeted an additional $20,000 per month but this amount could significantly increase. Notwithstanding, we anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition do in large part to our outsourcing model.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to our December 31, 2006 Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

 Use of Estimates--These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents--Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition--Our revenues, to date, revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets--We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2005 no impairment losses were recognized.

Research and Development Costs--Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18,“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Good or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Result of Operations for the Three Months ending September 30, 2005 and 2006

Revenues for the three months ended September 30, 2005 and September 30, 2006 were approximately $55,646 and $150,072 respectively. These amounts relate primarily to grant reimbursements for the three months ending September 30, 2005 and, grant reimbursements for the three months ending September 30, 2006. The increase in revenue in current periods was due to additional grant reimbursements.

Research and development expenses for the three months ended September 30, 2005 and September 30, 2006 were approximately $245,790 and $422,794, respectively. The increase in expenses in current periods, consists mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

General and administrative expenses for the three months ended September 30, 2005 and September 30, 2006 were approximately $13,624 and $311,932, respectively. The principal increase in expenses in 2005 versus 2006 is a result of increased payroll, legal (both patent and corporate), insurance consulting fees associated with accounting, filings with the Securities and Exchange Commission and FDA filing preparation.

Other income (expense) for the three months ended September 30, 2005 and September 30, 2006 were approximately $(2,215) and $438,730, respectively. The gain in the current period was attributed to the extinguishment of warrants liability as a result of our registration statement being declared effective by the SEC.

Net loss for the three months ended September 30, 2005 and September 30, 2006 was approximately $219,378 and $211,088 respectively. The decreased loss is a result of the aforementioned extinguishment of warrants liability.

Results of Operations for the 9 month periods ending September 30, 2005 and 2006.

Revenues for the nine month period ending September 30, 2005 and September 30, 2006 were approximately $213,458 and $209,283 respectively. The decrease in the current nine month period is attributed to an approximate decrease of $175,000 attributed to a licensing fees and an offsetting increase of roughly $160,000 attributed to grant reimbursements in 2006.

Research and development expenses for the nine month period ending September 30, 2005 and September 30, 2006 were approximately $390,739 and $1,247,386, respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the nine month period ending September 30, 2005 and September 30, 2006 were approximately $115,382 and $763,664, respectively. The principal increase in expenses in the current periods versus the same periods last year is a result of increases in professional fees and expenses related to accountants and financial advisors, attorneys and consultants related to our March 2006 private placement, filings with the Securities and Exchange Commission, the patent infringement litigation, the anticipated quoting of our common shares on the OTBCC, expenses associated with FDA pre clinical work and public and investor relations consulting fees.
Non-operating income (expense) for the nine month period ending September 30, 2005 and September 30, 2006 were approximately $2,215 and $0. The increase in 2006 relates to expense relating to warrant liability.

Net loss for the nine month period ending September 30, 2005 and September 30, 2006 was approximately $334,234 and $1,844,738, respectively. The increased loss in the current periods is the result of the foregoing factors discussed.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006. The Company does not believe that the adoption of SFAS No. 123R will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

Note 1.  In May 2005,  the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

 In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force or EITF reached final consensus on Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Contingently convertible debt instruments, commonly referred to as Co-Cos, are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Co-Cos are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). The issue is when the dilutive effect of Co-Cos should be included in diluted earnings per share. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In September 2005, the Emerging Issues Task Force or EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its "best efforts" to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. We are currently evaluating the effects of EITF 05-4 and have not been able to ascertain, if any, impact to our financial statements.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues." EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option's terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option's terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

 In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19. Paragraph 4 of Issue 00-19 states that "the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)". The term "conventional convertible debt instrument" is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered "conventional" for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

Liquidity and Capital Resources

We have approximately $2,183,978 of cash on hand as of October 31, 2006 to fund our operations going forward. We have budgeted to spend 2,400,000 over the next 12 months.

We are financing our operations primarily with the proceeds from our convertible notes and private placement offerings. During the years ended December 31, 2005 and 2004, we raised through these offerings a total of $1,412,000 and $1,123,000, respectively which are described in Notes 2 and 5 to our December 31, 2006 Financial Statements. During the nine month period ending September 30, 2006, we completed the private placement of our securities with gross proceeds to us of $5,000,000. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash and cash equivalents held at December 31, 2005 were approximately $526,381. Cash and cash equivalents at September 30, 2006 was approximately $2,486,396. The increase in the current period is the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash and cash equivalents are limited. We expect to require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely.

We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least 12 months from the date of this report, although certain of these activities and related personnel may need to be reduced. Additionally, in the event we are able to file a successful IND with the FDA, we anticipate we will enter clinical trials in 2007. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $200,000, increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least 12 months from the date of this quarterly report. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to the Company's Stage of Development

Since the Company has a limited operating history and has significantly shifted its operations and strategies since inception, you cannot rely upon the Company's limited historical performance to make an investment decision.

Since inception in 1996 and through December 31, 2005, the Company has raised an aggregate of approximately $34,901,568 in capital and recorded accumulated losses totaling $35,445,238 of December 31, 2005, the Company had a working capital deficit of $475,243 and negative stockholder's equity of $460,173. Our net losses for the two most recent fiscal years have been $1,651,507 and $9,376,543 for 2005 and 2004 respectively. During this period, we have generated only marginal revenue from licensing and grants in the amount of $125,457 and $309,142 for the 2004 and 2005 fiscal years, respectively.

The Company's ability to generate revenues and achieve profitability depends upon its ability to complete the development of its stem cell products, obtain the required regulatory approvals and manufacture, market and sell its products. In part because of the Company's past operating results, no assurances can be given that the Company will be able to accomplish all or any these goals.

Although the Company has generated some revenue to date, the Company has not generated any revenue from the commercial sale of its proposed stem cell products. Since inception, the Company has engaged in several related lines of business and has discontinued operations in certain areas. For example, in 2002, the Company lost a material contract with the Department of Defense and was forced to close its principal facility and lay off almost all of its employees in an attempt to focus the Company's strategy on its stem cell technology. This limited and changing history may not be adequate to enable you to fully assess the Company's current ability to develop and commercialize its technologies and proposed products, obtain approval from the U.S. Food and Drug Administration (“FDA”), achieve market acceptance of its proposed products and respond to competition. No assurances can be given as to exactly when, if at all, the Company will be able to fully develop, commercialize, market, sell and derive material revenues from its proposed products in development.

The Company will need to raise additional capital to continue operations, and failure to do so would impair the Company's ability to fund operations, develop its technologies or promote its products.

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financing the Company has undertaken prior to the date of this report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately 12 months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of October 31, 2006, the Company has cash and cash equivalents on hand of $2,183,978. Presently, the Company has a monthly cash burn rate of $200,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such 12 month period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also result in a lower price for the Company's securities.

The Company may have difficulty raising needed capital in the future as a result of, among other factors, the Company's limited operating history and business risks associated with the Company.

The Company's business currently generates limited amounts of cash which will not be sufficient to meet its future capital requirements. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, commercial-scale manufacturing arrangements and to provide for the marketing and distribution. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research, development or commercialization programs or product launches or marketing efforts which may materially harm the Company's business, financial condition and results of operations.

The Company's long term capital requirements are expected to depend on many factors, including:

•	continued progress and cost of its research and development programs;

•	progress with pre-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and its ability to sell the Company's stem cell products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of its products;

•	competing technological and market developments;

•	market acceptance of its stem cell products;

•	costs for recruiting and retaining employees and consultants; and

•	costs for educating and training physicians about its stem cell products.

The Company may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. The Company may seek to raise any necessary additional funds through the exercising of warrants, options, equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on the Company's current or future business prospects. If adequate funds are not available, the Company may be required to significantly reduce or refocus its development and commercialization efforts.

The Company relies on stem cell technologies that it may not be able to commercially develop, which will prevent the Company from generating revenues, operating profitably or providing investors any return on their investment.

The Company has concentrated its research on its stem cell technologies, and the Company's ability to generate revenue and operate profitably will depend on it being able to develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. The Company cannot guarantee that it will be able to develop its stem cell technologies or that such development will result in products or services with any significant commercial utility. The Company anticipates that the commercial sale of such products or services, and royalty/licensing fees related to its technology, will be the Company's primary sources of revenues. If the Company is unable to develop its technologies, investors will likely lose their entire investment.

Inability to complete pre-clinical and clinical testing and trials will impair the viability of the Company.

The Company is in its development stage and has not yet applied for approval by the FDA to conduct clinical trials. Even if the Company successfully files an IND and receives approval from the FDA to commence trials, the outcome of pre-clinical, clinical and product testing of the Company's products is uncertain, and if the Company is unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, the Company will be unable to commercially produce its proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, the Company's products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials of the Company's products, or those of licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm the Company's ability to generate revenues. In addition, the Company's proposed products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, the Company may have to delay or abandon efforts to research, develop or obtain regulatory approval to market its proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm the Company's ability to generate revenues, operate profitably or produce any return on an investment in the Company.

The Company's additional financing requirements could result in dilution to existing stockholders.

The additional financings which the Company will require may in the future be obtained through one or more transactions which will effectively dilute the ownership interests of stockholders. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 75 million shares of common stock and 7 million shares of preferred stock. Such securities may be issued without the approval or other consent of the Company's stockholders.

Risks Relating to Intellectual Property and Government Regulation

The Company may not be able to withstand challenges to its intellectual property rights, such as patents, should contests be initiated in court or at the U.S Patent and Trademark Office.

The Company relies on its intellectual property, including its issued and applied for patents, as the foundation of its business. The intellectual property rights of the Company may come under challenge, and no assurances can be given that, even though issued, the Company's current and potential future patents will survive claims commencing in the court system alleging invalidity or infringement on other patents. For example, in 2005, the Company's neural stem cell technology was challenged in the U.S. Patent and Trademark Office by a competitor. Although the Company prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy and expensive, and could potentially be adjudicated adversely to the Company, removing the protection afforded by an issued patent. The viability of the Company's business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on the Company.

By way of example, on July 28, 2006, StemCells, Inc. and StemCells California, Inc. (collectively "Stemcells") of Palo Alto, California, filed suit against Neuralstem, Inc. in U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. StemCells has sought monetary relief and a permanent injunction. In the event of a ruling is granted in the suit against Neuralstem, it could have a material adverse effect on the Company.

The Company may not be able to adequately protect against piracy of intellectual property in foreign jurisdictions.

Considerable research in the area of stem cell therapies is being performed in countries outside of the United States, and a number of the Company's competitors are located in those countries.  The laws protecting intellectual property in some of those countries may not provide protection for the Company's trade secrets and intellectual property adequate to prevent its competitors from misappropriating the Company's trade secrets or intellectual property.  If the Company's trade secrets or intellectual property are misappropriated in those countries, the Company may be without adequate remedies to address the issue.

The Company's products may not receive FDA approval, which would prevent the Company from commercially marketing its products and producing revenues.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. The Company cannot yet accurately predict when it might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can the Company assure you that it will successfully complete any clinical trials in connection with any such IND application. Further, the Company cannot yet accurately predict when it might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.  As a result, the Company cannot assure you that FDA approvals for any products developed by it will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of the Company's products and its ability to generate product revenue.

Because the Company or its collaborators must obtain regulatory approval to market its products in the United States and other countries, the Company cannot predict whether or when it will be permitted to commercialize its products.

Federal, state and local governments and agencies in the United States (including the FDA) and governments in other countries have significant regulations in place that govern many of the Company's activities.  The Company is or may become subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. The preclinical testing and clinical trials of the products that the Company or its collaborators develop are subject to extensive government regulation that may prevent the Company from creating commercially viable products from its discoveries. In addition, the sale by the Company or its collaborators of any commercially viable product will be subject to government regulation from several standpoints, including manufacturing, advertising and promoting, selling and marketing, labeling, and distributing. If, and to the extent that, the Company is unable to comply with these regulations, its ability to earn revenues will be materially and negatively impacted.

Risks Relating to Competition

The Company's competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than the Company does.

The biotechnology industry is characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than it has. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by the Company. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Advanced Cell Technology, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, have substantially greater resources and experience in the Company's fields than it does, and are well situated to compete with us effectively. Of course, any of the world's largest pharmaceutical companies represent a significant actual or potential competitor with vastly greater resources than the Company's.

Risks Relating to the Company's Reliance on Third Parties

The Company's outsource model depends on collaborators, non-employee consultants, research institutions, and scientific contractors to help it develop and test its proposed products. Our ability to develop such relationships could impair or delay our ability to develop products.

The Company's strategy for the development, clinical testing and commercialization of its proposed products is based on an outsource model. This model requires that the Company enter into collaborations with corporate partners, research institutions, scientific contractors and licensors, licensees and others in order to further develop its technology and develop products. In the event the Company is not able to enter into such relationships in the future, our: ability to develop products may be seriously hindered; or we would be required to expend considerable money and research to bring such research and development functions in house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house. Also, we are currently dependent on collaborators for a substantial portion of our research and development. Although our collaborative agreements do not impose any duties or obligations on us other than the licensing of our technology, the failure of any of these collaborations may hinder our ability to develop products in a timely fashion. By way of example, our collaboration with John Hopkins University, School of Medicine yielded findings that contributed to our patent application entitled Transplantation of Human Cells for Treatment of Neurological Disorder. Had the collaboration not have existed, our ability to apply for such patent would have been greatly hindered. We currently have 4 key collaborations. They are with:

•	The University of California, San Diego;

•	University of South Florida;

•	University of Central Florida; and

•	John Hopkins University.

As we are under no financial obligation to provide additional funding under any of these collaborations, our primary risk is that no results are derived from their research.

We intend to rely upon the third-party FDA-approved manufacturers for our stem cells. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. We current have an agreement with Charles River Laboratories for the manufacturing and storage of our cells. The agreement is a paid for services agreement and does not require us to purchase a minimum amount of cells. In the event Charles River Laboratories fails to provide suitable cells, we would be forced to either manufacture the cells ourselves or seek other third party vendors. Should we be forced to manufacture our stem cells, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. In the event we must seek alternative third party suppliers, they may require us to purchase a minimum amount of cells, could be significantly more expensive than our current supplier, or could require other unfavorable terms. Any such event would materially impact our prospects and c would delay or development. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

General Risks Relating to the Company's Business

The Company may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

The Company's business may bring it into conflict with its licensees, licensors, or others with whom it has contractual or other business relationships or with its competitors or others whose interests differ from the Company's. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of the Company's business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require the Company to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business.

The Company may not be able to obtain third-party patient reimbursement or favorable product pricing, which would reduce its ability to operate profitably.

The Company's ability to successfully commercialize certain of its proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. The Company cannot assure you that reimbursement in the United States or foreign countries will be available for any products it may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, its products with a consequent harm to the Company's business. The Company cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on the Company's business. If additional regulations are overly onerous or expensive or if health care related legislation makes its business more expensive or burdensome than originally anticipated, the Company may be forced to significantly downsize its business plans or completely abandon its business model.

The Company's products may be expensive to manufacture, and they may not be profitable if the Company is unable to control the costs to manufacture them.

The Company's products may be significantly more expensive to manufacture than most other drugs currently on the market today due to a fewer number of potential manufactures, greater level of needed expertise, and other general market conditions affecting manufacturers of stem cell based products.  The Company would hope to substantially reduce manufacturing costs through process improvements, development of new science, increases in manufacturing scale and outsourcing to experienced manufacturers. If the Company is not able to make these, or other improvements, and depending on the pricing of the product, its profit margins may be significantly less than that of most drugs on the market today. In addition, the Company may not be able to charge a high enough price for any cell therapy product it develops, even if they are safe and effective, to make a profit. If the Company is unable to realize significant profits from its potential product candidates, its business would be materially harmed.

In order to secure market share and generate revenues, the Company's proposed products must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

The Company's proposed products and those developed by its collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that the Company is attempting to develop represents substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of the Company's developed products will depend on a number of factors, including:

•	the Company's establishment and demonstration to the medical community of the clinical efficacy and safety of its proposed products;

•	the Company's ability to create products that are superior to alternatives currently on the market;

•	the Company's ability to establish in the medical community the potential advantage of its treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

If the health care community does not accept the Company's products for any of the foregoing reasons, or for any other reason, the Company's business would be materially harmed.

We depend on two key employees for our continued operations and future success. A loss of either employee could significantly hinder our ability to move forward with our business plan.

The loss of either of our key executive officers, Richard Garr and Karl Johe, would be significantly detrimental to us. We currently do not maintain “key person” life insurance on the lives of Messrs. Garr or Johe. As a result, the Company will not receive any compensation upon the death or incapacity of these key individuals.

In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of the Company's present and planned activities, and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The failure to attract and retain such personnel or to develop such expertise would adversely affect the Company's business.

The Company has entered into long-term contracts with key personnel and stockholders, with significant anti-termination provisions, which could make future changes in management difficult or expensive.

Messrs. Garr and Johe have entered into seven (7) year employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company $240,000 per year unserved, or as much as $1,680,000 per contract, and immediate vesting of all outstanding options (1,200,000 shares each). Further, three of the Company's existing shareholders (Westreich, Solomon and Drescher, collectively owning approximately 36% of the outstanding shares of Common Stock), have entered into a voting agreement such that so long as Messrs. Garr and Johe are stockholders, these 3 owners will vote their shares for the election of Garr and Johe as directors of the Company. This voting agreement gives more control to Johe and Garr than their respective stockholdings alone would provide, and will also make future changes in control more difficult without their approval.

The Company has no product liability insurance, which may leave it vulnerable to future claims that the Company will be unable to satisfy.

The testing, manufacturing, marketing and sale of human therapeutic products entails an inherent risk of product liability claims, and the Company cannot assure you that substantial product liability claims will not be asserted against it. The Company has no product liability insurance. In the event the Company is forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, the Company will be required to reduce its business activities, which could lead to significant losses.

The Company cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, the Company will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities.

The Company will have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on its business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. The Company endeavors to obtain appropriate insurance coverage for insurable risks that it identifies, however, the Company may fail to correctly anticipate or quantify insurable risks, may not be able to obtain appropriate insurance coverage, and insurers may not respond as the Company intends to cover insurable events that may occur. The Company has observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, the Company may not have or maintain insurance coverage because of cost or availability.

Risks Relating to the Company's Common Stock

There is no public market for the Company's securities and no assurances can be given that one will ever develop.

There is currently no market for our common stock. Although we are actively seeking market makers to sponsor us in order to have our shares quoted on the OTCBB, there is no assurance that any market maker will do so. Accordingly, there is only a limited ability of a security holder to sell their securities, as those transfers or sales would be made privately. Therefore, an investment in our common stock should be considered as totally illiquid, and investors are cautioned that may not be able to liquidate their investment readily or at all when the need or desire to sell arises. Moreover, no assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become quoted, the trading volume may be limited, making it difficult for an investor to sell shares.

The Company has identified significant weaknesses with regard to its financial control procedures.   These weaknesses, if not remedied, could result in a significant misstatement of the Company's financials or its inability to provide timely disclosure to the public should it become subject to such reporting requirements.

As a result of its stage of development, lack of resources and changes that have occurred in the Company's operations since 2002, there are currently deficiencies in the operating effectiveness of the Company's internal controls over financial reporting that the Company believes would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected. Specifically, the Company has found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP. As of the date of this report, the Company does not have a permanent Chief Financial Officer, although Richard Garr, the Company's President, is temporarily serving in this capacity. As a result, there is a risk that the Company may not be able to properly account for operations and/or generate reliable financial statements. This may further result in the Company not being able to meet its periodic filing requirements in a timely manner.

In the event we become listed on a National Exchange, the Company faces risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and made some activities more time-consuming and more burdensome. Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require that the Company's management assess the Company's internal control over financial reporting annually and include a report on its assessment in its annual report filed with the SEC. The Company's independent registered public accounting firm is required to audit both the design and operating effectiveness of its internal controls and management's assessment of the design and the operating effectiveness of its internal controls. There exist material weaknesses and deficiencies at this time in the Company's internal controls. These weaknesses and deficiencies could have a material adverse effect on the Company's business and operations.

The Company does not intend to pay cash dividends on its common stock in the foreseeable future.

Any payment of cash dividends will depend upon the Company's financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, the Company may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, could dilute your proportionate ownership and voting rights and negatively impact the value of your investment in our common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to you, or prevent the sale of our assets or a potential takeover of our company.

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of November 15, 2006, we have issued an outstanding 25,608,272 common shares, 7,799,000 common shares reserved for issuance upon the exercise of current outstanding options and warrants, and an aggregate of 57,000 common shares reserved for issuance in the event we incur additional penalties pursuant to the registration rights granted our investors in the March 2006 private placement. Accordingly, we will be entitled to issue up to 41,535,728 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Messers Garr, Johe, Solomon and Westreich currently beneficially own approximately 40% of our outstanding common shares. These shareholders will retain the ability to substantially control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other shareholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

Messers Garr, Johe, Solomon and Westreich own approximately 40% of our outstanding common shares. As a consequence of their level of stock ownership, the group will substantially retain the ability to elect a majority of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

Observations

In connection with the audit of our financial statements for the years ended December 31, 2004 and 2005, our independent auditors made several observations relating to our disclosure controls and procedures or internal controls. As a result of our stage of development, lack of resources and changes that have occurred in the Company's operations since 2002, there are currently deficiencies in the operating effectiveness of the Company's internal controls over financial reporting that the Company believes would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected.

Specifically, the Company has found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP. As of the date of this report, the Company does not have a permanent Chief Financial Officer, although Richard Garr, the Company's President, is temporarily serving in this capacity.

Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.  Management is taking the following steps in an attempt to address our auditor’s concerns.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On July 28, 2006, StemCells, Inc. and StemCells California, Inc. (collectively "Stemcells") of Palo Alto, California, filed suit against Neuralstem, Inc. in U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. StemCells has sought monetary relief and a permanent injunction.

[The Company has filed an answer and counter suit accusing STEM of instituting sham litigation and violating antitrust laws; and the Company has denied infringing any of STEM’s patents. The Company has also filed a motion to dismiss based upon a statutory exemption from infringment suits], and a motion to limit all discovery going forward to that motion to dismiss. This motion to limit discovery has been granted and basically the only issue discovery will go forward on until March of 07 is the Company’s motion to dismiss. The Company has agreed to allow STEM to delay responding to the company’s answer and counter suit until such time as the motion to dismiss is heard and ruled on.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

ITEM 13.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC

Dated: November 15, 2006
/s/ I. Richard Garr
Chief Executive Officer and Chief Financial Officers
(Principal Accounting Officer)