Form 10KSB
period 2006-12-31
Neuralstem, Inc.
filed 2007-04-02
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-1357459

Neuralstem, Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2007292 (I.R.S. Employer Identification No.)

9700 Great Seneca Highway Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 301-366-4841

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No ☒

The issuer’s revenues for its most recent fiscal year is $265,759.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on March 30, 2007 was approximately $90,259,512. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at March 29, 2007 was 28,884,605.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Subsequent Event

On March 15, 2007, we completed the private placement of 2,054,000 units to institutional investors. The units consist of one share of common stock and one half common stock purchase warrant. An aggregate of 2,054,000 common shares and warrants to purchase an additional 1,027,000 common shares were issued. The units were priced at $2.50 each and resulted in gross proceeds to the Company of $5,135,000.00. The investors also received certain registration rights with regard to the underlying securities. The exercise price of the warrants is $3.00.

On March 27, 2007, we sold an additional 400,000 units to an institutional investors. An additional 400,000 common shares and warrants to purchase as additional 200,000 common shares were issued. The offering resulted in gross proceeds of an additional $1,000,000 to the Company.

In connection with the offerings, the Company paid fees and expenses totaling $561,300.00 and issued its placement agent a warrant to purchase 294,480 common shares at $3.00.

FORWARD LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

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

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this annual report. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

RISK FACTORS

An investment in Neuralstem, Inc. involves significant risks. You should read these risk factors carefully before deciding whether to invest in our company. The following is a description of what we consider our key challenges and risks.

Risks Relating to the Company's Stage of Development

Since the Company has a limited operating history and has significantly shifted its operations and strategies since inception, you cannot rely upon the Company's limited historical performance to make an investment decision.

Since inception in 1996 and through December 31, 2006, the Company has raised in aggregate, approximately $39,994,994 in capital and recorded accumulated losses totaling $38,592,725 as of December 31, 2006. The Company had a working capital of $1,485,024 and stockholder's equity of $1,552,269. Our net losses for the two most recent fiscal years have been $3,147,488 and $1,651,507 for 2006 and 2005 respectively. During this period, we have generated only marginal revenue from licensing and grants in the amount of $265,759 and $309,142 for the 2006 and 2005 fiscal years, respectively.

The Company's ability to generate revenues and achieve profitability depends upon its ability to complete the development of its stem cell products, obtain the required regulatory approvals, manufacture, market and sell its products. In part because of the Company's past operating results, no assurances can be given that the Company will be able to accomplish all or any these goals.

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

The Company will need to raise additional capital to continue operations, and failure to do so will impair the Company's ability to fund operations, develop its technologies or promote its products.

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this annual report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately 24 months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of March 29, 2007, the Company has cash and cash equivalents on hand of $6,713,296. Presently, the Company has a monthly cash burn rate of $260,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such 24 month period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also result in a lower price for the Company's securities.

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

The additional financings which the Company will require may in the future be obtained through one or more transactions which will effectively dilute the ownership interests of stockholders. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 75,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the Company's stockholders.

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

As we are under no financial obligation to provide additional funding under any of these collaborations, our primary risk is that no results are derived from their research. For further information relating to our collaborations, see that section of this annual report captioned “ Our Business--Our Research and Programs”.

We intend to rely upon the third-party FDA-approved manufacturers for our stem cells. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. We current have an agreement with Charles River Laboratories for the manufacturing and storage of our cells. The agreement is a paid for services agreement and does not require us to purchase a minimum amount of cells. In the event Charles River Laboratories fails to provide suitable cells, we would be forced to either manufacture the cells ourselves or seek other third party vendors. Should we be forced to manufacture our stem cells, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. In the event we must seek alternative third party suppliers, they may require us to purchase a minimum amount of cells, could be significantly more expensive than our current supplier, or could require other unfavorable terms. Any such event would materially impact our prospects and could delay our development. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

The loss of either of our key executive officers, Richard Garr and Karl Johe, would be significantly detrimental to us.

•	We currently do not maintain “key person” life insurance on the life of Mr. Garr. As a result, the Company will not receive any compensation upon the death or incapacity of this key individuals;

•	We currently do maintain “key person” line insurance on the life of Mr. Johe. As a result, the Company will receive approximately $1,000,000 in the event of his death or incapacity.

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

Messrs. Garr and Johe have entered into seven (7) year employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company $240,000 per year unserved, or as much as $1,680,000 per contract, and immediate vesting of all outstanding options (1,200,000 shares each). Executive Compensation--Employment Agreements and Change in Control Arrangements”.

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

The Company has limited director and officer insurance and commercial insurance policies. Any significant claim would have a material adverse effect on its business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. The Company endeavors to obtain appropriate insurance coverage for insurable risks that it identifies, however, the Company may fail to correctly anticipate or quantify insurable risks, may not be able to obtain appropriate insurance coverage, and insurers may not respond as the Company intends to cover insurable events that may occur. The Company has observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions may result in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, the Company may not have or maintain insurance coverage because of cost or availability.

Risks Relating to the Company's Common Stock

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or “thinly” traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The volatility in our common share price may subject us to securities litigation.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of significant revenues to date, and uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The following factors may add to the volatility in the price of our common shares:  actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale o f shares or the availability of common shares for sale at any time will have on the prevailing market price.

The Company has identified significant weaknesses with regard to its financial control procedures.   These weaknesses, if not remedied, could result in a significant misstatement of the Company's financials or its inability to provide timely disclosure to the public should it become subject to such reporting requirements.

As a result of its stage of development, lack of resources and changes that have occurred in the Company's operations since 2002, there are currently deficiencies in the operating effectiveness of the Company's internal controls over financial reporting that the Company believes would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected. Specifically, the Company has found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP. As of the date of this annual report, the Company does not have a permanent Chief Financial Officer, although Richard Garr, the Company's President, is temporarily serving in this capacity. As a result, there is a risk that the Company may not be able to properly account for operations and/or generate reliable financial statements. This may further result in the Company not being able to meet its periodic filing requirements in a timely manner.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of March 30, 2007, we have issued an outstanding 28,884,605 common shares, 11,153,832 common shares reserved for issuance upon the exercise of current outstanding options and warrants, and an aggregate of 76,666 common shares reserved for issuance in the event we incur additional penalties pursuant to the registration rights granted our investors in the March 2006 private placement. Accordingly, we will be entitled to issue up to 34,884,897 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

OUR BUSINESS

We are a biotechnology company focused on developing and commercializing human neural stem cell technology in the emerging field of regenerative medicine.

Our History

We were incorporated in 1997 in the state of Maryland and re-incorporated in the state of Delaware in 2001. From 1997 until 2003, our research focused on: Genomics, which is the study of genes and their functions; Drug Discovery, which consists of the identification of molecules with desired biological effects that have promise as new therapeutic drugs; and Cell Therapy, which consists of treatments in which cells are administered to patients in order to repair damaged or depleted tissues.

In 2001, we were paid a licensing fee of $7.5 million by Gene Logic, Inc., payable over three years, to create a database using our technology. Also, in 2001, the Company received a Defense Department contract to do drug screening using the cells derived from its technology in the amount of $2.5 million over 18 months. Finally, during this period, we pursued our own research into transplanting cells derived from our technology to cure disease. We reached a high of roughly 50 employees in early 2000, mostly involved in the infrastructure involved with the Gene Logic/genomics and drug discovery programs.

In late 2000 and early 2001, as a result of the decline in biotech funding markets and the accompanying devaluation of the genomics industry, our genomics program was no longer commercially viable. Additionally, in late 2002, the Department of Defense cancelled the program which funded our drug discover efforts. As a result, by the end of 2003, the Company made the strategic decision to lay off its employees involved in the genomic and drug discovery programs and focus entirely on transplantation of its neural stem cells to treat diseases in patients.

The Company spent 2004 restructuring its capitalization and creating an “outsourced” model of product development by having the research conducted at various universities and research labs and having all other functions outsourced. In November of 2004 we completed a ten-for-three reverse stock split.

In 2005, the Company continued to operate under this model, with all accounting, legal, facility, manufacturing, transplantation experimentation and regulatory functions outsourced, under the supervision of Richard Garr, the Company's President and Chief Executive Officer, and Dr. Johe, the Company's Chairman and Chief Scientific Officer.

Overview

In 2004, we refocused our research efforts to concentrate primarily in the field of Cell Therapy. Specifically, we are focused on the development and commercialization of treatments based on transplanting human neural stem cells.

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

The Field of Regenerative Medicine

The emerging field of treatment called "regenerative medicine" or "cell therapy" refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or dead cells as a vehicle to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged or malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system (CNS) including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig's Disease), depression, and injuries to the spinal cord.

Stem Cell Therapy Background

Cells maintain normal physiological function in healthy individuals by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate those substances. Cell loss or impaired cellular functions are leading causes of degenerative diseases, and some of the specific substances or proteins that are deficient in some of these diseases have been identified. Although administering these substances or proteins has some advantages over traditional pharmaceuticals, such as specificity, there is no existing technology that can deliver them precisely to the sites of action, under the appropriate physiological regulation, in the appropriate quantity, nor for the duration required to cure the degenerative condition. Cells, however, may do all this naturally. Thus, where failing cells are no longer producing needed substances or proteins or where there has been irreversible tissue damage or organ failure, transplantation of stem or progenitor cells may enable the generation of new functional cells, thus potentially restoring organ function and the patient's health.

Stem cells have two defining characteristics: (i) they produce all the kinds of mature cells making up the particular organ; and (ii) they self renew -- that is, some of the cells developed from stem cells are themselves new stem cells, thus permitting the process to continue again and again. Stem cells are known to exist for a number of systems of the human body, including the blood and immune system, the central and peripheral nervous systems (including the brain), the skin, bone, and even hair. They are thought to exist for many others, including the liver and pancreas endocrine systems, gut, muscle, and heart. Stem cells are responsible for organ regeneration during normal cell replacement and, to a greater or lesser extent, after injury.

Stem cells are rare and only available in limited supply, whether from the patients themselves or from donors. Also, cells can often be obtained only through significant surgical procedures. Therefore, in order to develop stem cell therapeutics, three key challenges must be overcome: (i) identifying the stem or progenitor cells of a particular organ and testing them for therapeutic potential; (ii) creating processes to enable use of these rare cells in clinical applications, such as expanding and banking them in sufficient quantities to transplant into multiple patients; and (iii) demonstrating the safety and efficacy of these potential therapeutics in human clinical trials.

The Potential of Our Tissue-Derived Stem Cell-Based Therapy

We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and genetically engineered biologics. With respect to the human neural stem cells we have developed proprietary and reproducible processes to identify, isolate, expand, purify1  and control the cells differentiation in mature functioning human neurons2  and glia3  and bank human neural stem cells from brain tissue. Because the cells are purified normal human neural stem cells, they may be better suited for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, animal derived cells or are an unpurified mix of many different cell types.

1 Purification of our cells is the process whereby we separate “raw” donor tissue into our cells. During the process, we monitor the division of the neural stems cells and remove or “weed out” any cells which have failed to divide after a predetermined period of time. We repeat this process 3 to 4 times until the cells remaining have been “purified” in our estimation.
2 Neurons are a major class of cells in the nervous system. Neurons are sometimes called nerve cells, though this term is technically imprecise since many neurons do not form nerves. In vertebrates, they are found in the brain, the spinal cord and in the nerves and ganglia of the peripheral nervous system, and their primary role is to process and transmit neural information. One important characteristic of neurons is that they have excitable membranes which allow them to generate and propagate electrical signals.
3 Glia cells, commonly called neuroglia or simply glia, are non-neuronal cells that provide support and nutrition, maintain homeostasis, form myelin, and participate in signal transmission in the nervous system. In the human brain, glia are estimated to outnumber neurons by as much as 50 to 1.

Potential Markets

We believe that, if successfully developed, neural stem cell-based therapies have the potential to treat a broad range of diseases and injuries of the CNS. We believe the potential applications of our technologies given our current research focus includes developing neural cell therapies to treat Parkinson's disease, Amyotrophic Lateral Sclerosis (ALS), and injuries to the spinal cord.

We believe the potential markets for regenerative medicine based on our neural stem cell therapies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to neural cell transplantation and represent potential target markets for our products:

POTENTIAL U.S. PATIENT POPULATIONS
FOR NEURAL CELL-BASED THERAPIES

Medical Condition	Number of Patients*
Parkinson's Disease	1 million
Spinal-cord injuries	0.25 million
Amyotrophic Lateral Sclerosis	0.03 million

• These estimates are based on the most current patient estimates published by the following organizations as of April 2006; the Parkinson's Disease Foundation, the Parkinson's Action Network, the Foundation for Spinal Cord Injury Prevention, Care and Cure, and the Amyotrophic Lateral Sclerosis Association.

Our Technology

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

Our technology is the ability to isolate human neural stem cells from most areas of the developing human brain and spinal cord and to grow them into physiologically relevant human neurons of all types. Our core patents entitled:

•	Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammal; and

•	In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multi-potential CNS Stem Cell contain claims which cover the details of this process and the culture of cells created. What differentiates our stem cell technology from others is that our patented processes do not require us to “push” the cells towards a certain fate by adding specific growth factors. Our cells actually “become” the type of cell they are fated to be. We believe this process and the resulting cells create a technology platform that allows for the efficient isolation and ability to produce, in commercially reasonable quantities, neural stem cells from the human brain and spinal cord.

Our technology allows for cells to grow in cultured dishes, also known as in vitro growth, without mutations or other adverse events that would compromise their usefulness. We believe this provides for two distinct advantages:

•
First, the growth or expansion of the cells in vitro occurs while the cells are still in their “stem cell” or blank state which allows for the creation of commercially reasonable quantities of neural stem cells. Once a sufficient number of blank cells have been grown, our technology allows us to program or differentiate the cells into either neurons or glia; and

•	Secondly, we have the ability to sample the cells while still in vitro in order to confirm that the cells are differentiating in the desired cell type.

Our technology also has ancillary uses with respect to drug development. Our ability to grow and differentiate neural cells in vitro , gives us the ability to analyze the potential biological effects of molecules on these cells. This has resulted in the identification of a group of small molecule compounds with the potential to enhance the survival of the endogenous cells residing in the hippocampus4 region on the brain.

4 The hippocampus region of the brain plays a part in memory and navigation. We believe that this ability to enhance the survival rate of the endogenous cells may result in the development of drugs or compounds that could be used to treat a variety of central nervous system diseases.

Business Strategy

We are seeking to develop and commercialize stem cell therapeutics to treat, and possibly cure, a range of human diseases. Our strategy has been to be the first to identify, isolate and patent important human neural stem and progenitor cells derived from human tissue with therapeutic and commercial importance; to develop techniques which enable the expansion and banking of those cells; and then to take them into clinical development as transplantable therapeutics.

A central element of our business strategy is to obtain patent protection for the compositions, processes and uses of these multiple types of cells that would make the commercial development of neural stem cell therapeutics financially feasible. We have obtained rights to certain inventions relating to stem cells and progenitor through our own research and from academic collaborators. We expect to continue to expand our search for, and to seek to acquire rights from third parties where relevant relating to, neural stem and progenitor cells, and to further develop our intellectual property positions with respect to these cells in-house and through research at commercial and scholarly institutions.

Our Research and Programs

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

In addition to research which we conduct internally or under our direct supervision, we conduct research and development through research collaborations. These collaborations, or programs, are undertaken with both commercial and scholarly institutes pursuant to the terms and conditions of our standard material transfer agreement.

The material terms of our standard material transfer agreement requires us to provide our research partner or collaborator with access to our technology or “research materials,” which are comprised of our neurological stem cells, for a specific pre-defined purpose. As part of the agreement, we agree to provide sufficient research materials and technical assistance to accomplish the purpose of the program. The determination of sufficiency is determined at our sole discretion. As part of these agreements, we are entitled to certain reporting rights and the right to have patentable discoveries presented to us prior to publication in order for us to file applicable patents. In the event we choose to file a patent, we will either be responsible for all filing and maintenance fees or we will split the fees with our research partner depending on the type of patent to be filed. The agreements also provide for us to receive a fully paid up, royalty free, non-exclusive license to any inventions made by our partner with respect to our technologies and their interest in any intellectual property jointly developed and first right to negotiate an exclusive license. The agreements also provide confidentiality between the parties. Generally each party is responsible for its own expense, there are no milestone payment or royalty payment requirements and the duration of these agreements is for a three year term which can be terminated by either party with 90 days written notice.

The only agreement which varies from our general terms is the agreement pertaining to our work with the University of California San Diego. In addition to the general terms, the agreement also required us to provide a grant of $13,680, which we have already paid. We have no other payment obligations under any of our current material transfer agreements unless the studies result in findings which we choose to patent. We will then incur the costs associated with the filing and maintenance of such patent.

In addition to our general research regarding the application of our technology to central nervous systems diseases, we are presently involved in the following specific programs with our partners in order to demonstrate that our products work in small, non-statistically controlled studies (commonly referred to as proof-of-principle), in animal models:

University of California San Diego, San Diego, CA: In May of 2002, we initiated a research project with the University of California in San Diego for the purpose of researching the applicability of our technology to the treatment of Ischemic Spastic Paraplegia and traumatic spinal cord injury. The project is ongoing. The research yielded findings that contributed to our filing of patent entitled Transplantation of Human Cells for Treatment of Neurological Disorders.

John Hopkins University, School of Medicine, Baltimore, MD: In March of 2001 we initiated a research project with John Hopkins University, School of Medicine for the purpose of researching the applicability of our technology to the treatment of Amyotrophic Lateral Sclerosis and traumatic spinal cord injury. The project is ongoing. The research yielded findings that contributed to our filing of patent entitled Transplantation of Human Cells for Treatment of Neurological Disorders.

University of Southern Florida, Tampa, FL: In September of 2005 we initiated a research project with the University of Southern Florida for the purpose of researching the applicability of our technology to the treatment of Parkinson's Disease. The project is ongoing.

University of Central Florida, Orlando, FL: In March of 2006 we initiated a research project with the University of Central Florida for the purpose of researching the applicability of our technology to the treatment of spinal cord injuries. The project is ongoing.

Our Grants

In August of 2005 we were awarded a two year, $500,000 Small Business Innovation Research non competitive grant from the National Institute of Health (NIH), to further our research with regard to depression. Under the terms of the grant, we submit an annual budget of $250,000 to be used for the purpose of testing our compounds in various models of depression. Any changes or modifications to the submitted budget must be approved by case manager. After we incur expenses, we submit those expenses to the NIH for reimbursement. The grant covers salary, wages, personnel costs, supplies, travel costs, and consortium/contractual costs with regard to the research.

The only conditions to full funding of the grant are that we use the proceeds to further or research regarding depression and that we use the funds as budgeted. Notwithstanding, in the event of a budget variance, we can seek approval of such variance from the case manager and such variance would be funded provided the aggregate funding does not exceed the amount of the grant. As of December 31, 2006, we have received an aggregate of $331,755 pursuant to this grant.

Our Intellectual Property Licensed to Others

 The following summarizes licenses from us to third parties.

A-T Children's Project. On December 22, 2004, we entered into a non exclusive limited license and material transfer agreement with A-T Children's Project (“A-TCP”), pursuant to which we granted to A-TCP a non-exclusive limited license to use all of our intellectual property for use in developing suitable tests for screening compounds to treat Ataxia-Telangiectasia. The license limits the use of our cells in vitro for compound screen development and not for any therapeutic use of the cells. In consideration of the rights and licenses granted to A-TCP, A-TCP paid to us a one time payment of $37,500.

The initial term of A-TCP license is for a period of 10 years and contains certain conditions as to confidentiality which will survive the term. The agreement does not make any provisions for early termination by the parties and is silent with regard to notice requirements. The agreement does not contain any indemnification provisions or conditions regarding infringement or right to defend.

Biomedical Research Models, Inc. License. On January 1, 2007 we entered into a new licensing agreement with Biomedical Research Models, Inc. (“BRM”) which amends and supersedes our prior agreement of February 7, 2005. As part of the new agreement, we waived any amounts past due or owed to us by BRM stemming from the prior agreement.

Pursuant to the new agreement, we have granted BRM an exclusive, worldwide, royalty-bearing (with the right to sublicense) license with regard to our patents entitled:

•
“Use of Fused Imidazoles, Aminopyrimidines, Isonicotinamides, Aminomethyl Phenoxypiperidines and Aryloxypiperidines to Promote and Detect Endogenous Neurogenesis” (U.S. Patent Application No. 10/914,460); and

•	“Methods for Discovering Neurogenic Agents” (U.S. Patent Application No. 10/728,652).

Under the terms of the agreement, BRM is obligated to pay us an annual license fee on January 1, 2007, 2008 and 2009. Additionally, beginning in 2010, BRM will also be obligated to pay us an additional fee of $10,000 on January 1 of each calendar year thereafter. In the event a milestone payment becomes due during this period, the annual payments will cease and the last amounts paid will be credited towards the milestone payment. BRM has agreed to the milestone payments upon the following occurrences:

(i)	within 30 days of initiating Phase I clinical trials (Milestone 1);

(ii)	within 30 days of initiating Phase II clinical trials (Milestone 2);

(iii)	within 30 days of initiating Phase III clinical trials (Milestone 3);

(iv)	within one year after full commercial approval and licensure is granted by the United States Food and Drug Administration (Milestone 4); and

(v)	A one time sale bonus of $100 million within one year after the first time the aggregate net sales of any licensed product by BRM reaches $1.0 billion.

Under the terms of the agreement, BRM shall also pay us royalties of 7.0% of net sales of products they market directly, or 20% of any sub-license income.

The term of the license is for a period of 15 years or until the expiration of the patents encompassing the licensed technology, whichever shall occur first. The agreement also provides for early termination in the event that BRM does not secure financing in a mutually agreeable amount by October 31, 2007. The agreement can also be terminated in the event of a material breach by the other party upon 90 days written notice.

The agreement also requires BRM to indemnify Neuralstem against any liability incurred as a result of BRM's use of the technology but excludes any liability as a result of our gross negligence or intentional activities. Additionally, the agreement provides that all costs associated with the preparation, filing, prosecution and maintenance of all Neuralstem patent rights under the agreement will be our sole responsibility.

High Med Technologies, Inc. License.    On July 7, 2005, we entered into a limited exclusive, licensing agreement relating to the sales, distribution and marketing of our technology by High Med Technologies, Inc. (HiMed). Under the agreement, we granted HiMed the exclusive right (excluding Neuralstem) to create, manufacture, develop, sublicense or offer for sale our technology for the sole purpose of in vitro research that does not involve the injection of cells or cell-derivative materials into living animals or human beings. Accordingly, we have limited HiMed use under the license to  in vitro uses, and there is no license for any therapeutic use of the cells. As part of the agreement, HiMed has agreed to certain revenue targets which if met, will extend the term of this agreement from five years to the life of all applicable patents. Accordingly, we have licensed HiMed any and all technology that we control, but only for limited in vitro uses mentioned above.

As compensation under the license, we will be entitled to:

•	80% of revenues obtained by HiMed where HiMed does not manufacture and supply the product to the customer; and

•	20% of revenues obtained by HiMed where HiMed is required to manufacture and supply the product to the customer.

We have also agreed that should we directly supply a customer who is or was a customer of HiMed, we will be required to pay HiMed 20% of any revenues received therefrom.

The initial term of the HiMed license is for a period of 5 years but automatically extends to the life of certain patents in the event annual target revenues are met. The agreement does not make any provisions for early termination by the parties and is silent with regard to notice requirements. The agreement does not contain any indemnification provisions or conditions regarding infringement or right to defend.

Manufacturing

We currently manufacture our cells both in-house and on an outsource basis. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research grant and collaborative programs. We outsource all the manufacturing and storage of our stem cells to be used in pre-clinical works, and which are accordingly subject to the higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts. The Charles River facility has the capacity to be used for cell processing under the FDA determined Good Manufacturing Practices (GMP) in quantities sufficient for our current pre-trial and anticipated future clinical trial needs. We believe the facility has sufficient capacity to provide for our needs in the near to intermediate term. We have no quantity or volume commitment with Charles River Laboratories and our cells are ordered and manufactured on an as needed basis.

Products & Marketing

Because of the early stage of our programs, we have yet to identify any specific product and we have not yet addressed questions of channels of distribution and marketing of potential future products. We are however focusing our efforts on applications of our technology to diseases that affect the central nerve system.

Our Intellectual Property

Our research and development is supported by our intellectual property. We currently own or have exclusive licenses to 4 patents and 12 patent applications pending worldwide in the field of regenerative medicine and stem cell therapy.

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

When appropriate, we seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We accomplish this by filing patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, although not always, we file patent applications both in the United States and in select international markets. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

The following table identifies the issued and pending patents we own that we believe currently support our technology platform.

Patents Pending

Number	Country	Filing Date	Issue Date	Expiration Date	Title
97923569.4	EP	05/07/97	Pending	N/A	Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals

2257068	CA	05/07/97	Pending	N/A	Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals

99948396.9	EP	09/20/99	Pending	N/A	Stable Neural Stem Cell Lines

2002-526065	JAP	09/20/99	Pending	N/A	Stable Neural Stem Cell Lines

2343571	CA	09/20/99	Pending	N/A	Stable Neural Stem Cell Lines

10/047,352	US	01/14/02	Pending	N/A	Stable Neural Stem Cells

10/728,652	US	12/05/03	Pending	N/A	Method for Discovering Neurogenic Agents

2004/053071	WO	12/05/03	Pending	N/A	Method for Discovering Neurogenic Agents

10/914,460	US	08/09/04	Pending	N/A	Use of Fused Imidazoles, Aminopyrimidines, Isonicotinamides, Aminomethyl Phenoxypiperidines and Aryloxypiperidines to Promote and Detect Endogenous Neurogenesis

1576134	EP	12/05/03	Pending	N/A	Method for Discovering Neurogenic Agents

11/281,640	US	11/17/05	Pending	N/A	Transplantation of Human Cells for Treatment of Neurological Disorders

PCT/US05/41367	WO	11/17/05	Pending	N/A	Transplantation of Human Cells for Treatment of Neurological Disorders

Patents Issued

Number	Country	Filing Date	Issue Date	Expiration Date	Title

5,753,506	US	09/25/96	05/19/98	09/25/2016	Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals

6,040,180	US	05/07/97	03/21/00	09/25/2016	In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multi-potential CNS Stem Cell

6,284,539	US	10/09/98	09/04/01	10/9/2018	Method for Generating Dopaminergic Cells Derived from Neural Precursors

755849	Australia	09/22/99	04/03/03	09/20/2019	Stable Neural Stem Cell Lines

We also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information.

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be held valid by a court of competent jurisdiction.

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed.

If third party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop or obtain alternative non-infringing technology at a reasonable cost, we may not be able to develop certain products commercially. There can be no assurance that we will not be obliged to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require us to seek licenses from third parties, or require us to cease using such technology.

Competition

The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering and tissue regeneration. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

In the general area of cell-based therapies, we compete with a variety of companies, most of whom are specialty biotechnology companies. Some of these, such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., are well-established and have substantial technical and financial resources compared to us. However, as cell-based products are only just emerging as medical therapies, many of our direct competitors are smaller biotechnology and specialty medical products companies. These smaller companies may become significant competitors through rapid evolution of new technologies. Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with large pharmaceutical or biotechnology companies.

The diseases and medical conditions we are targeting have no effective long-term therapies. Nevertheless, we expect that our technologies and products will compete with a variety of therapeutic products and procedures offered by major pharmaceutical companies. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system.
Competition for any stem cell products that we may develop may be in the form of existing and new drugs, other forms of cell transplantation, surgical procedures, and gene therapy. We believe that some of our competitors are also trying to develop similar stem cell-based technologies. We expect that all of these products will compete with our potential stem cell products based on efficacy, safety, cost and intellectual property positions. We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted.

If we develop products that receive regulatory approval, they would then have to compete for market acceptance and market share. For certain of our potential products, an important success factor will be the timing of market introduction of competitive products. This timing will be a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our potential products.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration, referred to as the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval    The FDA requirements for our potential products to be marketed in the United States include the following five steps:

Preclinical laboratory and animal tests must be conducted. Preclinical tests include laboratory evaluation of the cells and the formulation intended for use in humans for quality and consistency. In vivo studies are performed in normal animals and specific disease models to assess the potential safety and efficacy of the cell therapy product.

An investigational new drug application, or IND, must be submitted to the FDA, and the IND must become effective before human clinical trials in the United States may commence. The IND is submitted to the FDA with the preclinical data, a proposed development plan and a proposed protocol for a study in humans. The IND becomes effective 30 days following receipt by the FDA, provided there are no questions, requests for delay or objections from the FDA. If the FDA has questions or concerns, it notifies the sponsor, and the IND will then be on clinical hold until a satisfactory response is made by the sponsor.

Adequate and well-controlled human clinical trials must be conducted to establish the safety and efficacy of the product. Clinical trials involve the evaluation of a potential product under the supervision of a qualified physician, in accordance with a protocol that details the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent institutional review board, or IRB, of the institution at which the study is conducted, and the informed consent of all participants must be obtained. The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation. Clinical development is traditionally conducted in three sequential phases.

•
Phase 1 studies for a cell therapy product are designed to evaluate safety in a small number of subjects in a selected patient population by assessing adverse effects, and may include multiple dose levels. This study may also gather preliminary evidence of a beneficial effect on the disease.

•
Phase 2 may involve studies in a limited patient population to determine biological and clinical effects of the product and to identify possible adverse effects and safety risks of the product in the selected patient population.

•
Phase 3 trials would be undertaken to conclusively demonstrate clinical benefit or effect and to test further for safety within a broader patient population, generally at multiple study sites. The FDA continually reviews the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise.

Marketing authorization applications must be submitted to the FDA. The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.
The FDA must approve the applications prior to any commercial sale or practice of the technology or product. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements. The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease, and animal studies or clinical trials that may be requested during the FDA review period.

Our research and development is based largely on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating human cell, tissue and cellular and tissue-based products and has published current Good Tissue Practice regulations. As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. While the Company believes that it is in compliance with all such practices and regulations; we are not required to register until we apply for licensure from the FDA for our product, subject to successful completion of human trials. In addition, the FDA has published rules for making suitability and eligibility determinations for donors of cells and tissue and for current good tissue practice for manufacturers using them, which have recently taken effect. We cannot now determine the full effects of this regulatory initiative, including precisely how it may affect the clarity of regulatory obligations and the extent of regulatory burdens associated with our stem cell research and the manufacture and marketing of stem cell products.

European and Other Regulatory Approval   Approval of a product by regulatory authorities comparable to the FDA in Europe and other countries will likely be necessary prior to commencement of marketing a product in any of these countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant approval, or may require additional data before granting approval, even though the relevant product has been approved by the FDA or another authority. The regulatory authorities in the European Union, or EU, and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but is generally similar to the FDA approval process. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations   In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future and federal, state, local, and foreign regulations.

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

The United States Congress, several states and foreign countries have considered legislation banning or restricting human application of stem cell-based and nuclear transfer based technologies. No assurance can be given regarding future restrictions or prohibitions that might affect our technology and business. In addition, we cannot assure you that future judicial rulings with respect to nuclear transfer technology or human stem cells will not have the effect of delaying, limiting or preventing the use of nuclear transfer technology or stem cell-based technology or delaying, limiting or preventing the sale, manufacture or use of products or services derived from nuclear transfer technology or stem cell-derived material. Any such legislative or judicial development would harm our ability to generate revenues and operate profitably.

For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS" beginning on page 6.

Employees

As of August 28, 2006, we had two full-time employees and two part-time employees. Of these employees, one is directly involved in research and development activities and three are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

PROPERTIES

We currently lease two facilities. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 2,500 square feet for $4,876.00 per month. The term of our lease expires on March 31, 2008.

We have recently entered into a 12 month lease to secure animal research space in San Diego California at a monthly lease rate of $5,500. This amount includes personnel and supplies used in connection with our animal tests

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

LEGAL PROCEEDINGS

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

On July 28, 2006, StemCells, Inc. and StemCells California, Inc. (collectively “Stemcells”) of Palo Alto, California, filed suit against Neuralstem, Inc. in U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures.

In October 2006, Neuralstem filed a motion to dismiss, or in the alternative for summary judgment, arguing that its preclinical research activities are covered under the “safe harbor” provision of 35 U.S.C. § 271(e)(1). On October 30, 2006, Neuralstem also filed an Answer denying that its stem cell technology infringed the StemCell patents, and asked the Court to declare those patents invalid and/or unenforceable for failing to meet the patent law requirements. Neuralstem also filed a Counterclaim alleging that StemCells has violated Section 2 of the Sherman Antitrust Act by engaging in sham litigation.

Discovery on all substantive patent issues except Neuralstem’s safe harbor defense has been stayed pending resolution of Neuralstem’s Motion to Dismiss. It is not known when nor on what basis this matter will be concluded.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a shareholder vote in the last quarter of 2006.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND
RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "NRLS"

The following table sets forth the range of high and low prices for our common stock as reported by OTC website, OTCBB.com for the period that our stock has been trading. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price
Period	High	Low

2006:
Fourth Quarter (1)	$3.01	$1.25

(1)	Our common stock was first quoted on December 20, 2006.

As of March 29, 2007, the reported closing prices of our common stock was $3.15.

Holders

As of March 26, 2007 our common stock was held by approximately 848 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 2,692,448 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Of FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

This annual report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page 2 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

Trends & Outlook

Revenue; Our revenue is currently derived from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2007, we are not concentrated on increasing revenue. Additionally, as our current grants wind down, revenue can be expected to continue decreasing. Finally, as most grants use a fiscal year of October 31, revenue attributed to grants tends to be lower in the initial quarters of the year and increases in subsequent quarters.

Long-term, we anticipate that grant revenue as a percentage of revenue will decrease and our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present we are in our pre-clinical stage of development and as a result, we can not accurately predict when or if we will be able to produce a product for commercialization. Accordingly, we cannot accurately estimate when such a change in revenue composition will occur or if it will ever occur.

Research & Development Expense; Our research and development expenses consist primarily of costs associated with basic and pre-clinical research exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense; however, we also incur expenses with third parties, including license agreements, third party contract services, sponsored research programs and consulting expenses.

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

In the third Quarter of 2006 we retained Qunitiles, Inc. to assist with regulatory compliance, preparation of our first IND application, and patient enrollment for our first Human Trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be done well in advance. For instance, we can begin the identification, contact and education of prospective patients and the treatment communities. The expenses associated with their services is estimated to be $200,000 to $250,000 over a twelve month period.

Additionally, we anticipate hiring 2 additional technicians to assist in the in-house lab work associated with various grant and collaborative work. With regard to material and personnel costs, as the industry continues to mature and grow, we have seen increased demand for qualified personnel and suitable materials. Notwithstanding, we feel that our outsource model will provide us with some protection regarding fluctuating pricing.

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

General and Administrative Expenses; Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase. Additionally, we also anticipate submitting an application to become listed on a national exchanges such as the AMEX or NASDAQ. In anticipation, we are adding in-house accuting and finance capabilities which will also enable us to conform to the various requirements imposed by Sarbanes Oxley. As a result, we foresee an increase in general and administrative expenses relating to professional services (legal, accounting, audit) and estimate such fees to be $20,000 per month.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

RESULTS OF OPERATIONS

Comparison of Results for the Years ending December 31, 2006 and 2005

Summary Income Statement

	Year Ending December 31,
	2006	2005
		(Restated)
Revenues	$265,759	$309,142
Operating Expenses	3,427,370	1,876,500

Operating Loss	(3,161,611)	(1,567,358)

Nonoperating income (expense)	14,123	(84,149)

Net Loss	$(3,147,488)	$(1,651,507)

Revenues for the twelve months ended December 31, 2006 was approximately $265,759 compared to $309,142 for the twelve months ended and December 31, 2005. These amounts relate primarily to license fees, grant reimbursements and royalties.   The decrease in revenue in current period was principally due to decrease in our license fees with BRM which we did not collect such fees in 2006. We have since renegotiated our license agreement with BRM which calls for such fees to resume in 2007 however, at lower amounts than what was previously received in past years.

Research and development expenses for the twelve months ended December 31, 2006 were approximately $1,660,321 compared to $568,299 for the twelve months ended December 31, 2005. The increase in expenses in current periods, consists mainly of payroll and payroll related expenses, consultant, research supplies and costs incurred in connection with specific research grants and clinical trails.

General, selling and administrative expenses for the twelve months ended December 31, 2006 were approximately $1,715,126 compared to $1,256,278 for the twelve months ended December 31, 2005. The principal increase in expenses in 2006 versus 2005 were due to increased professional fees such as legal, accounting and consulting related to the company becoming public and marketing. Additionally, increased in legal fees was associated with litigation in defending its patents.

Other income (expense) for the twelve months ended December 31, 2006 were $14,123 compared to $(84,149) for the twelve months ended December 31, 2005. The decrease compared to the prior period is primarily attributable to a decrease in interest expense by approximately $93,000 mainly due to payoffs of notes payable in 2005.

Net loss for the twelve months ended December 31, 2006 was $3,147,487 compared to $1,651,507 for the twelve months ended December 31, 2005. The increased loss in the current periods is the result of the foregoing factors discussed.

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

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the sale of our securities. During the year ended December 31, 2006 we generated cash from financing activities of $4,674,799 compared to $1,234,255 for the twelve months ended December 31, 2005 as described in Notes 2 to our Financial Statements. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held in escrow at December 31, 2006 were $1,807,041 compared to $526,381 at December 31, 2005. The increase in the period ended December 31, 2006 was the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

On March 15, 2007, we completed the private placement of 2,054,000 units which resulted in gross proceeds to the company of 5,135,000 and net proceeds of $4,704,000. As a result of this offering, cash and cash equivalents as of March 29, 2007 were $6,713,296.

Taking into account our development plans, we feel our cash and cash equivalents are limited. We expect to require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely.

We currently have a monthly burn rate of $260,000. We anticipate that our available cash and expected income, including the additional capital raised in March of 2007, will be sufficient to finance most of our current activities for at least 24 months from the date of this annual report, although certain of these activities and related personnel may need to be reduced.

In the event we are able to file a successful IND with the FDA, we anticipate we will enter clinical trials in late 2007. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $260,000, increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least 19 months from the date of this report. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

MANAGEMENT

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 26, 2007. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position

I. Richard Garr	53	Chief Executive Officer, Chief Financial Officer, President, General Counsel and Director

Karl Johe, Ph.D.	46	Chief Scientific Officer, Chairman of the Board, and Director

Mr. I. Richard Garr, JD has been our Chief Executive Office, Chief Financial Officer, President, Board Director & Co-Founder since 1996. Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board member of the First Star Foundation, a children's charity focused on abused children's issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society.

Mr. Karl Johe, Ph.D. has been our Chief Scientific Officer, Chairman & Co-Founder since 1996. Mr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem's granted stem cell patents and is responsible for strategic planning and development of the Company's therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry from the University of Kansas. Dr. Johe also received a Master's Degree from the University of Kansas and his doctorate was received from the Albert Einstein College of Medicine. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis.

AUDIT COMMITTEE

The functions of the Audit and Compensation Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; (ii) to consider and review other matters relating to the financial and accounting affairs of the Company; and (iii) to review and recommend to the Board of Directors all compensation packages, including the number and terms of stock options, offered to officers and executive employees of the Company. The Company's entire Board of Directors serves as the Company's Audit Committee and Compensation Committee.

We become subject to the reporting requirements under the Exchange Act in August of 2006. At this time we have two directors. We anticipate that additional board members will be admitted and a separate audit committee created. At present, we do not have a qualified financial expert because we have not been able to identify and retain a qualified candidate.

COMPENSATION OF DIRECTORS

For the fiscal year ended December 31, 2006, we paid no compensation to our directors for their services on our board.

CORPORATE GOVERNANCE

We currently have two directors, Messrs Garr and Johe. Neither director is considered to be independent.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2006:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
I. Richard Garr	Form 3 - Initial Statement of Beneficial Ownership	1
Karl Johe	Form 3 - Initial Statement of Beneficial Ownership	1

CODE OF ETHICS

We have adopted a "Code of Ethics for Directors, Officers and Employees" that applies to all employees, including our executive officers. A copy of our code can be viewed on our website at www.neuralstem.com.

NOMINATING COMMITTEE

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for our last two most recent completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Neuralstem, Inc. who earned over $100,000 in salary and bonus during the last two most recently completed fiscal year ended December 31, 2006 and December 31, 2005 (together the “Named Executive Officers”).

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)	Option Award ($) (f)(4)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(3)	Total ($) (j)

I. Richard Garr
Chief Executive Officer (Principal Executive Officer)	2006	$336,750	(5)	186,146	(7)		-			$31,614	$554,510
	2005	$240,000	(1)	-			$588,000			$27,605	$855,605

Karl Johe
Chief Scientific Officer	2006	$425,250	(6)	186,146	(7)		-			$31,614	$643,010
	2005	$240,000	(2)	-			$588,000			$23,070	$851,070

Merril Solomon	2006	$132,000								$31,614	$163,614

(1) Includes $200,000 paid as consulting fees and $40,000 paid pursuant to the November 1, 2005 employment agreement with the Company.
(2) Includes $200,000 paid as consulting fees and $40,000 paid pursuant to the November 1, 2005 employment agreement with the Company.
(3) Includes automobile allowance, perquisites and other personal benefits.
(4) For additional information regarding the valuation of Option Awards, refer to Note 2 of our financial statements in the section captioned “Stock Options.”
(5) Includes $312,750 paid pursuant to amended employment agreement and 24,000 1099 income for partial year service as general counsel.
(6) Includes $300,750 paid pursuant to amended employment agreement and $124,500 1099 income for certain additional work performed in connection with our grants.
(7) Includes bonus for 2005 in the amount of $60,000 and $126,146 for 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexersised options; stock that has not vested; and equity incentive ;an awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year.

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un- earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

I. Richard Garr
Chief Executive & Financial Officer (Principal Executive & Financial Officer)	300,000		900,000	(1)	$.50	7/28/15

Karl Johe
Chief Scientific Officer	300,000		900,000	(1)	$.50	7/28/15

(1) The Options were granted pursuant to our 2005 Stock Plan. The options vest annual at a rate of 300,000 per year. The applicable vesting dates are July 28, 2006, 2007, 2008 and 2009.

EMPLOYMENT AGREEMENTS
AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Agreement with I. Richard Garr  On November 1, 2005, we entered into an amendment to the employment agreement with Richard Garr, our Chief Executive Officer, President and Chief Financial Officer. The agreement provides for annual compensation in the amount of $240,000 and extends his term of employment until October 31, 2012. Additionally, the agreement provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The agreement also provides for an industry standard bonus upon the formation of a compensation committee by the company. In January of 2006, we amended the terms of the agreement to include the duties of General Counsel for which Mr. Garr is paid an additional $36,000. In April of 2006, we again amended Mr. Garr's agreement to provide an additional raise to his base salary. After taking into account both amendments, Mr. Garr's annual salary is $357,000. All other terms of the agreement remained the same.

The agreement also provides for severance (“Termination Provisions”) an amount equal to the greater of: (i) the aggregate compensation remaining on his contract; or (ii) $1,000,000, in the event Mr. Garr is terminated for any reason. In the event of termination, the agreement also provides for the immediate vesting of 100% of stock options granted to Mr. Garr during his term of employment. These termination provisions apply whether employee is terminated for “cause” or “without cause.” Additionally, in the event employee voluntarily terminates his employment following a change in control and material reassignment of duties, he will also be entitled to the termination provisions under the contract. In the event of early termination, the Termination Provisions will require us to make a substantial payment to the employee. By way of example, such payments would be approximately as follows:

Termination Date	Amount of Payment(1)

October 31, 2007	$1,785,000

October 31, 2008	$1,428,000

October 31, 2009	$1,071,000

October 31, 2010 until end of Contract	$1,000,000

(1)	Assumes payment of annual salary of $357,000 and a monthly automobile allowance of $500.00. Does not include health benefits, bonuses or increase in annual salary.

Mr. Garr's agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with Karl Y. Johe, Ph.D.    On November 1, 2005, we entered into an amendment to the employment agreement with Karl Y. Johe, Ph.D., our Chief Scientific Office and Chairman of the Board. The agreement provides for a minimum annual compensation in the amount of $240,000 and in no event less than the salary of the Chief Executive Officer. The agreement also extends his term of employment until October 31, 2012. Additionally, the agreement provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The agreement also provides for an industry standard bonus upon the formation of a compensation committee by the company.

In April of 2006, we amended Mr. Johe's employment agreement to provide for a base salary of $321,000. All other terms of the agreement remained the same.

The agreement also provides for severance (“Termination Provisions”) an amount equal to the greater of: (i) the aggregate compensation remaining on his contract; or (ii) $1,000,000, in the event Mr. Johe is terminated for any reason. In the event of termination, the agreement also provides for the immediate vesting of 100% of stock options granted to Mr. Johe during his term of employment. These termination provisions apply whether employee is terminated for “cause” or “without cause.” Additionally, in the event employee voluntarily terminates his employment following a change in control and material reassignment of duties, he will also be entitled to the termination provisions under the contract. In the event of early termination, the Termination Provisions will require us to make a substantial payment to the employee. By way of example, such payments would be approximately as follows:

Termination Date	Amount of Payment(1)

October 31, 2007	$1,605,000

October 31, 2008	$1,284,000

October 31, 2009 until end of Contract	$1,000,000

(1)	Assumes payment of annual salary of $321,000 and a monthly automobile allowance of $500.00. Does not include health benefits, bonuses or increase in annual salary.

Mr. Johe's agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our 2005 Stock Plan as of March 26, 2007.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,400,000	$.50	1,600,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,400,000	$.50	1,600,000

2005 Stock Plan

Our board of directors adopted the 2005 Stock Plan on July 27, 2005, and it was subsequently approved by our stockholders. The 2005 Stock Plan provides for the grant of stock options or stock to our employees, directors, and consultants of up to 4,000,000 common shares. As of August 28, 2006 options to purchase a total of 2,400,000 shares of common stock were outstanding under the 2005 Stock Plan at a weighted average exercise price of $.50 per share. At August 28, 2006, 1,600,000 shares of our common stock remained available for future issuance under our 2005 Stock Plan.

Administration of the 2005 Stock Plan.    Our board of directors administers our 2005 Stock Plan. The administrator has the power to determine the terms of the awards, including the exercise price (which may be changed by the administrator after the date of grant), the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise.

Options.    A stock option is the right to purchase shares of our common stock at a fixed exercise price for a fixed period of time. The administrator will determine the exercise price of options granted under our 2005 Stock Plan. Notwithstanding, pursuant to the plan, the exercise price of any option granted shall in no event be less than the lesser of: (i) the book value per share of common stock as of the end of the fiscal year immediately preceding the date of such grant; or (ii) fifty percent (50%) of the fair market value per share of the common stock on the date of grant.

Transferability of Awards.    Unless the administrator determines otherwise, our 2005 Stock Plan does not allow for the transfer of awards other than by will or by the laws of descent and distribution, and only the participant may exercise an award during his or her lifetime.

Amendment and Termination of Our 2005 Stock Plan.    Our 2005 Stock Plan will automatically terminate in 2010, unless we terminate it sooner. In addition, our board of directors has the authority to amend, suspend or terminate our 2005 Stock Plan without shareholder consent.

 CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PRINCIPAL STOCKHOLDERS

The following tables set forth certain information regarding the beneficial ownership of our common stock. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of March 29, 2007 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

	Common Stock
Name	Amount(1)%
Regal One Corporation(2)(8)	2,293,814	7.94%
Stanley Westreich(3)(9)	2,228,404	7.72%
Merrill Solomon(4)(10)	2,177,097	7.54%
Karl Johe(5)(12)	2,180,584	7.55%
JMG Capital Partners, LP/JMG Triton Offshore Fund, Ltd(6)(11)	2,111,332	7.31%
Richard Garr(7)(12)	1,633,584	5.66%
Directors & Executive Officers as a Group	3,814,168	13.21%

Pursuant to

(1)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 28,884,605 shares of common stock issued and outstanding as of March 29, 2007.

(2)	The address for Regal One Corporation is 11300 West Olympic Boulevard, Los Angeles, CA 90064.

(3)	The address for Stanley Westreich is 9700 Great Seneca Highway, #240, Rockville, MD 20850.

(4)	The address for Merrill Solomon is 9700 Great Seneca Highway, #240, Rockville, MD 20850.

(5)	The address for Karl Johe is 9700 Great Seneca Highway, #240, Rockville, MD 20850.

(6)	The address for JMG Capital Partners, LP & JMP Triton Offshore Fund, Ltd is 11601 Wilshire Blvd., Suite 2180, Los Angeles, CA 90025.

(7)	The address for I. Richard Garr is 9700 Great Seneca Highway, #240, Rockville, MD 20850.

(8)	Includes 1,000,000 common shares issuable upon the exercise of a vested warrant granted for services.

(9)	Includes 200,000 common shares issuable upon the exercise of a vested warrant granted to Mr. Westeich in connection with the settlement of a note.

(10)	Includes 120,000 common shares issuable upon the exercise of a vested warrant granted to Mr. Solomon's in connection with the settlement of past due consulting fees.

(11)
Includes: (i) 527,833 common shares held in the name of JMP Capital Partners, LP; (ii) 527,833 common shares held in the name of JMP Triton Offshore Fund, Ltd; (iii) 263,916 common shares issuable to JMP Capital Partners, LP upon the exercise of class A warrants and 263,916 common shares issuable upon the exercise of class B warrants; and (iv) 263,916 common shares issuable to JMP Triton Offshore Fund, Ltd upon the exercise of class A warrants and 263,916 common shares issuable upon the exercise of class B warrants.

(10)	Includes 300,000 common shares issuable upon the exercise of vested options granted pursuant to Messrs Johe and Garr’s employment agreements.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Summarized below are certain transactions and business relationships between Neuralstem and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2004:

•	In late 2004 we issued a note to Stanley Westreich in exchange for $60,000.

•	On March 22, 2005, we converted a note payable to Stanley Westreich in the amount of $60,000, and all accrued interest thereon, into 120,000 shares of our common stock.

•
On July 7, 2005, we entered into a limited exclusive, licensing agreement relating to the sales, distribution and marketing of our technology by High Med Technologies, Inc. HighMed is owned by Karl Y. Johe, one of our principal shareholders and our Chief Scientific Officer. To date, no fees have been paid under the contract. For further information relating to this agreement, see that section of this annual report captioned “Our Business --Our Intellectual Property Licensed to Others”.

•
On November 1, 2005, we entered into an amendment to the employment agreement with Richard Garr, our Chief Executive Officer, President and Chief Financial Officer. For further information relating to this agreement, see that section of this annual report captioned “ Executive Compensation--Employment Agreements and Change in Control Arrangements”.

•
On November 1, 2005, we entered into an amendment to the employment agreement with Karl Y. Johe, Ph.D., our Chief Scientific Office and Chairman of the Board. The agreement provides for a minimum annual compensation in the amount of $240,000 and in no event less than the salary of the Chief Executive Officer. For further information relating to this agreement, see that section of this annual report captioned “Executive Compensation--Employment Agreements and Change in Control Arrangements”

•
On November 7, 2005 we entered into a settlement agreement with Mr. Merrill Solomon regarding unpaid consulting fees. As part of the settlement, we granted Mr. Solomon: (i) 120,000 shares of our common stock; and (ii) a warrant to purchase 120,000 common shares at $.50.

•
On November 7, 2005 we converted a note in the amount of $100,000 payable to Mr. Stanley Westreich. As part of the conversion, we issued Mr. Westreich: (i) 200,000 shares of our common stock; and (ii) a warrant to purchase 200,000 common shares at $.50.

 FINANCIAL STATEMENTS

Our audited financial statements appear beginning on page F-1 of this report.

CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Termination of Prior Accountant

On January 29, 2007 we formally terminated the engagement of George Brenner (“Brenner”) as our independent registered public accounting firm. The decision to dismiss Brenner was recommended and approved by our board of directors.  The reason for the change was related to Brenner’s health.

Brenner audited our financial statements for two fiscal years ended December 31, 2005 and reviewed our interim financial statements through the interim period ending September 30, 2006.  Brenner’s reports on the financial statements for those fiscal years and interim period did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  During those two fiscal years and also during the subsequent period through the date of Brenner’s replacement there were no disagreements between us and Brenner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Appointment of New Accountant

On January 29 2007, we formally appointed David Banerjee (“Banerjee”) as our new independent registered public accounting firm for purposes of auditing our financial statements for the fiscal year ended December 31, 2006.  The decision to engage Banergee was approved by our board of directors.

During our two most recent fiscal years ended December 31, 2005, and also during the subsequent interim period through the date of Brenner’s resignation, we did not consult with Banerjee regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Banerjee with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

 RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold during the preceding three years, to December 31, 2006, including the dates and amounts of securities sold, the persons to whom we sold the securities, the consideration received in connection with such sales and, if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

•	In October of 2004, we issued additional “Option Promissory Notes” in lieu of $479,988 in accrued salary and consulting fees to our officers, directors and consultants.

•	In late 2004 we issued a note to Stanley Westreich in exchange for $60,000.

•
In November of 2004, we effectuated a 10 for 3 reverse split. The split resulted in an adjustment to the conversion price of the Option Promissory Note and in the conversion rates of the preferred stock. At this time, we also completed the exchange of all the outstanding Option Promissory Notes in shares of our series C preferred stock. At the time, the series C preferred stock was convertible into shares of common stock on a 1 for 3 basis. After the exchange, there were no Option Promissory Notes outstanding.

•	In early 2005, we completed the exchange of all our outstanding preferred shares (Series A, B & C) into shares of common stock. The exchange ratio was as follows:

Series	Conversion Ratio	Common Shares Issued
Preferred A	1-for-0.3	314,276
Preferred B	1-for-0.3	215,969
Preferred C	1-for -3	13,652,154

After the exchange, there were no shares of preferred stock outstanding.

•
On March 21, 2005, we issued Thomas Freeman, M.D. an option to purchase 49,000 common shares at $.05 per shares pursuant to a scientific advisory letter of agreement. These options vest as follows: (i) 25,000 options vest immediately; and (ii) 24,000 options vest monthly at a rate of 2,000 per month for so long as Mr. Freeman continues to provide us services. The option will expire if not exercised within 12 years. The advisory letter of agreement also provides that if Mr. Freeman is still proving services as of August 28, 2006 and the agreement has not been terminated, he will receive an additional 2,000 common shares per month. As of August 28, 2006, the agreement is still effective. Accordingly, Mr. Freeman has received an additional 6,000 shares pursuant thereto.

•	On March 22, 2005, we converted a note payable to Stanley Westreich in the amount of $60,000, and all accrued interest thereon, into 120,000 shares of our common stock.

•
On May 23, 2005, we granted Richard A. Hull, PhD warrants to purchase 100,000 common shares at $2.00 per share as consideration for services to be provided pursuant to a business advisory services contract. The warrants allow for cashless exercise and contain certain anti-dilution and price adjustment provisions for stock splits, dividends and recapitalizations. The warrants are fully vested on the grant date and expire if not exercised 10 years after the Company's securities start trading on a national exchange or over the counter.

•
On July 28, 2005, we issued to Karl Johe, our Chief Scientific Officer, options to purchase 1,200,000 common shares at $.50 per share. These options vest annually at a rate of 300,000 per year and will expire if not exercised within ten years. Additionally, these options are subject to certain accelerated vesting conditions more fully described in Mr. Johe's employment agreement attached as an exhibit to this annual report.

•
On July 28, 2005, we issued to I. Richard Garr, our Chief Executive Officer, options to purchase 1,200,000 common shares at $.50 per share. These options vest annually at a rate of 300,000 per year and will expire if not exercised within ten years. Additionally, these options are subject to certain accelerated vesting conditions more fully described in Mr. Garr's employment agreement attached as an exhibit to this annual report.

•
On September 15, 2005, we issued Regal One Corporation, 1,845,287 shares of our common stock and a warrant to purchase an additional 1,000,000 common shares at $5.00 per share. The shares and warrant were issued in exchange for services as well as Regal One Corporation's commitment to finance certain costs and expense relating to our funding and the filing of this registration statement.

•	On September 26, 2005, we completed the private placement of 1,272,000 common shares to a group of investors at a per share price of $.50. Gross proceeds from the offering totaled $636,000.

•
On October 15, 2005, we granted the J.D. Group, LLC warrants to purchase 1,000,000 common shares at $.50 per share as consideration for services to be provided pursuant to a business advisory services contract. The warrants allow for cashless exercise and contain certain anti-dilution and price adjustment provisions for stock splits, dividends and recapitalizations. The warrants are fully vested on the granted date and expire 9 months after the Company's common shares begin trading on a national exchange or over the counter.

•
On November 1, 2005, we issued Equity Communications, LLC a warrant to purchase 330,000 common shares at $.50 per share pursuant to an amended financial public relations service agreement. This warrant vest immediately and expire if not exercised by November 1, 2010.

•
On November 7, 2005, we issued to a consultant 120,000 shares of our common stock in fully satisfaction of consulting fees earned and not paid, including interest thereon, in the amount of $60,000. As additional consideration, we also issued the consultant a warrant to purchase 120,000 shares at $.50 per share. The warrant is fully vested and expires three years from the grant date if not exercised.

•
On November 7, 2005, we converted a note in the amount of $100,000 to 200,000 shares of our common stock. As additional consideration, we also issued the note holder a warrant to purchase 200,000 shares at $.50 per share. The warrant is fully vested and expires three years from the grant date if not exercised. As a result of an oversight, the shares were not physically issued until the 2 nd quarter of 2006.

•	On November 14, 2005, we issued Einhorn Associates 78,000 common shares pursuant to a settlement agreement related to fees and services performed.

•
On December 23, 2005, we completed the private placement of 1,000,000 common shares to a group of investors at a per share price of $.50. Gross proceeds from the offering totaled $500,000. As a result of an oversight, a portion of the shares were not physically issued until the 2 nd quarter of 2006.

•
On March 3, 2006, we completed a private placement through T.R. Winston & Company pursuant to which we sold 5,000,000 units to 64 investors at a price of $1.00 per unit, for gross proceeds of $5,000,000. Each unit sold consists of:

1 common share;

½ class “A” warrant to purchase common shares; and

½ class “B” warrant to purchase common shares.

In total, we issued 5,000,000 common shares and 2,500,000 class “A” warrants and 2,500,000 class “B” warrants. The class “A” warrants are exercisable at $1.50 per share and the class “B” warrants are exercisable at $2.00 per share. Both class “A” and “B” warrants are redeemable by the company upon the occurrence of certain events.

•	On March 3, 2006, under the terms of our selling agent agreement with T.R. Winston & Company, we issued a placement agent warrant to purchase 800,000 common shares at $1.10 per share.

•	On February 16, 2007, issued 69,000 common shares to a Thomas Freeman in connection with the exercise of an option to purchase 69,000 common shares at an exercise price of $.05 per share.

•
On March 15, 2007, we completed a private placement through T.R. Winston & Company, LLC of 2,054,000 units to 15 institutional investors. The units were priced at $2.50 each and resulted in gross proceeds to the Company of $5,135,000.00. The units consist of:

1 common stock; and

½ common stock purchase warrant.

An aggregate of 2,054,000 common shares and warrants to purchase an additional 1,027,000 common shares were issued. The units were priced at $2.50 each and resulted in gross proceeds to the Company of $5,135,000.00. The investors also received certain registration rights with regard to the underlying securities. The exercise price of the warrants is $3.00.

•
On March 15, 2007, in connection with the private placement of the sate date, the Company paid fees and expenses totaling $431,000.00 and issued a warrant to purchase 246,480 common shares at $3.00 to T.R. Winston & Company, LLC.

•
On March 27, 2007, we sold an additional 400,000 units for $1,000,000 pursuant to our March 15, 2007 private placement in. In connection with the sale of such additional units, we paid fees and expenses totaling $80,300 and issued a warrant to purchase an additional 48,000 common shares at $3.00 to T.R. Winston & Company, LLC.

Exhibits

        The following exhibits are included as part of this Report of form 10-ksb. References to "the Company" in this Exhibit List mean Neuralstem, Inc., a Delaware corporation.

Exhibit Number		Description
3.1	†	Articles of Incorporation of Neuralstem, Inc., as amended

3.2	†	Corporate Bylaws for Neuralstem, Inc.

4.1	†	Option & Promissory Note Agreement between Neuralstem, Inc. and Stanley Westreich, dated October 6, 2003

4.2	†	2005 Stock Option Plan

4.3	†	Form of Stock Lockup Agreement

4.4	†	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr, dated July 28, 2005

4.5	†	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe, dated July 28, 2005

4.7	†	Form of $5.00 Option

4.8	†	September 2005 Stock Subscription Agreement

4.9	†	Consulting Fee Conversion Agreement and Stock Option Grant between Neuralstem, Inc. and Merrill Solomon, dated November 7, 2005

4.10	†	Debt Conversion Agreement and Stock Option Grant between Neuralstem, Inc. and Stanley Westreich , dated November 7, 2005.

4.11	†	Common Stock Purchase Agreement between Neuralstem, Inc. and High Tide, LLC and Steven B. Dunn, dated December 23, 2005

4.12	†	March 5, 2006 Private Placement Memorandum

4.13	†	Form of Placement Agent Warrant

4.14	†	Form of $1.50 Warrant (Series “A”)

4.15	†	Form of $2.00 Warrant (Series “B”)

4.16	†	Subscription Agreement for March Private Placement

4.17	†	Equity Investment and Share Purchase Agreement between Neuralstem, Inc. and Regal One Corporation, effective June 22, 2005 and amended September 15, 2005

4.18	†	Securities Purchase Agreement dated March 15, 2007

4.19	†	Common Stock Purchase Warrant dated March 15, 2007

4.20	†	Registration Rights Agreement dated March 15, 2007

10.1	†	Employment Agreement between CNS Stem Cell Technology, Inc. and I. Richard Garr, dated January 1, 1997 and Amendment, dated November 1, 2005

10.2	†	Employment Agreement between CNS Stem Cell Technology, Inc. and Karl Johe, dated January 1, 1997 and Amendment, dated November 1, 2005

10.3	†	Material Transfer and Research Agreement between Neuralstem, Inc. and the Regents of the University of John Hopkins, dated March 2, 2001

10.4	†	Research Agreement between Neuralstem, Inc. and the Regents of the University of California, San Diego, dated May 15, 2002

10.5	†	License Agreement between Neuralstem, Inc. and the Maryland Economic Development Corporation, dated February 1, 2004, and Amendment, dated March 14, 2004

10.6	†	Non-Exclusive Limited License and Material Transfer Agreement between Neuralstem, Inc. and A-T Children's Project, dated December 22, 2004

10.7	†	Exclusive License Agreement between Neuralstem, Inc. and Biomedical Research Models, Inc., dated February 7, 2005 and Amendment, dated May 20, 2006

10.8	†	Scientific Advisory Letter & Stock Option Agreement between Neuralstem, Inc. and Thomas Freemen, dated March 21, 2005

10.9	†	Laboratory Services and Confidentiality Agreement between Neuralstem, Inc. and Biopharmaceutical Services, a division of Charles River Laboratories, dated May 11, 2005

10.10	†	Business Advisory Services and Warrant Agreement between Neuralstem, Inc. and Richard A. Hull, PhD, dated May 23, 2005

10.11	†	Limited Exclusive License Agreement between Neuralstem, Inc. and High Med Technologies, Inc., dated July 7, 2005

10.12	†
Consulting Agreement for Financial Public Relations Services and Non-Qualified Stock Option as Amended between Neuralstem, Inc. and Equity Communications, LLC, dated August 29, 2005 and November 1, 2005

10.13	†	Research Agreement between Neuralstem, Inc. and the Regents of the University of Southern Florida, dated September 21, 2005

10.14	†	Business Advisory Services and Warrant Agreement between Neuralstem, Inc. and the J.D. Group, LLC, dated October 15, 2005

10.15	†	Consulting Fee Conversion Agreement between Neuralstem, Inc. and Einhorn Associates, Inc., dated November 14, 2005

10.16	†	Lease of Vivarium Room between Neuralstem Inc. and Perry Scientific, dated February 14, 2006

10.17	†	Research Agreement between Neuralstem, Inc. and the Regents of the University of Central Florida, dated March 1, 2006

14.1	†	Neuralstem Code of Ethics

31.1	*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	*	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	†	Grant Number 1 R43 MH071958-01A2 from the National Institute of Mental Health to Neuralstem, Inc., issued September 30, 2005

99.2	†	Grant Number 3 R43 MH071958-01A2S1 from the National Institute of Mental Health to Neuralstem, Inc., issued November 22, 2005

99.3	†	Award Conditions and Information for National Institute of Health Grants

Previously filed †
Filed herewith *

Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2006 and 2005 fiscal years:

Type of Fees	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$25,000	$24,514
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$25,000	$24,514

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by David Banerjee and has determined that the provision of such services to us during fiscal 2006 is compatible with and did not impair David Banerjee’s independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission. David Banerjee did not provide us with any non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC

Dated: April 2, 2007	By:	/S/ I Richard Garr
I Richard Garr
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John Vogel and Robert Scherne and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on the behalf of the registrant in the capacities indicated below and on the dates stated.

Signature	Title	Date

/S/ I Richard Garr I Richard Garr	President, Chief Executive Officer and (Principal Executive Officer)	April 2, 2007

/S/ I. Richard Garr I. Richard Garr	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/S/ Karl Johe Karl Joe	Chief Scientific Officer and Chairman of the Board of Directors	April 2, 2007

NEURALSTEM, INC.

FINANCIAL REPORTS

DECEMBER 31, 2006
DECEMBER 31, 2005

NEURALSTEM, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Neuralstem, Inc.

We have audited the accompanying balance sheet of Neuralstem, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Neuralstem, Inc. for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the year ended December 31, 2005, is based solely on the report of the auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2006 and the results of its operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Dave Banerjee, CPA, An Accountancy Corp.
Dave Banerjee CPA, An Accountancy Corp.
Woodland Hills, California
March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Neuralstem, Inc.

I have audited the accompanying balance sheets of Neuralstem, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2005 and 2004 and the results of its operations, stockholders’ deficit and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2005 and 2004 for not properly accounting for certain options for common stock granted and shares issued which were not accounted for as deemed interest.

/s/ George Brenner, CPA
George Brenner, CPA
Los Angeles, California
MARCH 29, 2006 (EXCEPT FOR NOTE 9, AUGUST 15, 2006)

NEURALSTEM, INC.

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS
Cash (Note 1)	$1,807,041	$526,381
Prepaid expenses	32,848	-
Other assets	6,043	-
Total current assets	1,845,932	526,381

PROPERTY AND EQUIPMENT, NET (Note 3)	32,515	29,138
OTHER ASSETS	35,940	-
INTANGIBLE ASSETS, NET (NOTE 4)	18,239	14,327

Total assets	$1,932,626	$569,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable to bank including accrued interest (Note 5)	$-	$116,255
Note payable, current portion (Note 5)	7,816	8,946
Accounts payable and accrued expenses	351,962	683,803
Deferred compensation	-	192,620
Total current liabilities	359,778	1,001,624

NOTE PAYABLE, LONG-TERM PORTION (Note 5)	20,579	28,395
Total liabilities	380,357	1,030,019

STOCKHOLDERS’ EQUITY (DEFICIT)		(Note 2)
Preferred stock: $0.01 par value; authorized
7,000,000 shares; no shares issued and
outstanding	$-	$-
Common stock: $0.01 par value; authorized
75,000,000 shares; issued and outstanding:
26,011,605 and 20,608,272 shares, respectively	260,116	206,083
Additional paid-in capital	39,734,878	34,665,982
Common stock payable for 300,000 and 226,000
of unissued shares of common stock, respectively	150,000	113,000
Accumulated deficit	(38,592,725)	(35,445,238)

Total stockholders’ equity (deficit)	1,552,269	(460,173)

Total liabilities and stockholders’ equity (deficit)	$1,932,626	$569,846

The accompanying notes are an integral part of these financial statements.

NEURALSTEM, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005
		(Restated)

Revenues	$265,759	$309,142

Operating expenses
Research and development costs	1,660,321	568,299
General, selling and administrative expenses	1,715,125	1,256,278
Depreciation and amortization	51,923	51,923
	3,427,369	1,876,500
Operating loss	(3,161,611)	(1,567,358)

Nonoperating income (expense)
Interest	79,904	7,888
Forgiveness of debt	-	10,735
Interest expense	(9,461)	(102,772)
Other expense	(56,320)	-

Net loss	$(3,147,487)	$(1,651,507)

Net loss per share, basic	$(0.13)	$(0.16)

Average number of shares
of common stock outstanding	24,898,448	10,422,872

The accompanying notes are an integral part of these financial statements.

NEURALSTEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balance, December 31, 2004 (Restated)	6,318,201	63,182	2,016,586	20,166	-	32,762,748	(33,793,731)	(947,635)

Conversion of preferred stock	(6,318,201)	(63,182)	14,182,399	141,824	-	(78,642)	-	-
Issuance of common stock for satisfaction
of note payable totaling $60,000	-	-	120,000	1,200	-	58,800	-	60,000
Issuance of common stock for services,
$0.50 per share	-	-	120,000	1,200	-	58,800	-	60,000
Issuance of common stock for services,
$0.50 per share	-	-	78,000	780	-	38,220	-	39,000
Issuance of common stock at $0.50 per share,
includes 1,845,287 shares issued for
offering related expense	-	-	4,091,287	40,913	-	1,082,087	-	1,123,000
Warrants for 1,599,000 shares of common stock
granted for services	-	-	-	-	-	660,472	-	660,472
Common stock payable for 226,000 shares of
unissued common stock at $0.50 per share
and warrants for 200,000 shares of common
stock with an exercise price of $0.50 per share
granted related to note payable	-	-	-	-	113,000	83,497	-	196,497
Net loss, December 31, 2005	-	-	-	-	-	-	(1,651,507)	(1,651,507)

Balance, December 31, 2005 (Restated)	-	$-	20,608,272	$206,083	$113,000	$34,665,982	$(35,445,238)	$(460,173)

The accompanying notes are an integral part of these financial statements.

NEURALSTEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(CONTINUED)

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Issuance of common stock for cash proceeds
of $4,550,000 (net of offering expense of
$450,000), $1.00 per share	-	-	5,000,000	50,000	-	4,500,000	-	4,550,000
Issuance of common stock related to
satisfaction of stock payable	-	-	226,000	2,260	(113,000)	110,740	-	-
Issuance of common stock related to
exercise of warrants, $0.50 per share	-	-	200,000	2,000	-	98,000	-	100,000
Common stock payable related to exercise
of warrants for 300,000 shares of common
stock, $0.50 per share	-	-	-	-	150,000	-	-	150,000
Vesting of officer stock options for 600,000
shares of common stock, $0.49 fair value per
share	-	-	-	-	-	293,529	-	293,529
Vesting of warrants for 24,000 shares of
common stock, $0.42 fair value per share	-	-	-	-	-	10,080	-	10,080
Penalty for late filing of registration statement
related to private placement offering	-	-	28,333	283	-	56,037	-	56,320
Return of shares related to penalty assessed
on placement agent for late filing of registration
statements related to private placement	-	-	(51,000)	(510)	-	510	-	-
Net loss, December 31, 2006	-	-	-	-	-	-	(3,147,487)	(3,147,487)

Balance, December 31, 2006	-	$-	26,001,605	$260,116	$150,000	$39,734,878	$(38,592,725)	$1,552,269

The accompanying notes are an integral part of these financial statements.

8

NEURALSTEM, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
		(Restated)

Cash Flows From Operating Activities
Net loss	$(3,147,487)	$(1,651,507)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	51,923	51,923
Stock and warrant based compensation	359,929	842,969
Changes in assets and liabilities
Prepaid expenses	(32,848)	-
Other assets	(41,983)	-
Accounts payable and accrued expenses	(331,841)	38,026
Deferred compensation	(192,620)	(10,000)
Net cash used in operating activities	(3,334,927)	(728,589)

Cash Flows From Investing Activities
Capital outlay for intangible assets	(5,565)	-
Purchase of property and equipment	(53,647)	(18,339)

Net cash used in investing activities	(59,212)	(18,339)

Cash Flows From Financing Activities
Issuance of common stock	4,650,000	1,123,000
Proceeds from notes payable	-	-
Proceeds from common stock payable	150,000	113,000
Proceeds from convertible notes payable	-	-
Payments on notes payable	(125,201)	(1,745)
Net cash provided by financing activities	4,674,799	1,234,255

Net increase in cash	1,280,660	487,327

Cash, beginning of period	526,381	39,054
Cash, end of period	$1,807,041	$526,381

Supplemental Information:
Issuance of 226,000 shares of common stock related
to stock payable	$113,000	$-
Issuance of 120,000 shares of common stock for debt	$-	$60,000
Conversion of 6,254,402 shares of preferred stock to
14,182,399 shares of common stock	$62,544	$62,544
Conversion of an accrued liability into a note payable	$-	$37,341

The accompanying notes are an integral part of these financial statements.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Neuralstem, Inc. (“Company”) is a biopharmaceuticals company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases for which there are no cures. The Company was founded in 1996 and currently occupies lab and office space in Gaithersburg, Maryland.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, the fact that Neuralstem’s technologies are new and may not allow the Company or its customers to develop commercial products, regulatory requirements associated with drug development efforts and the intense competition in the genomics industry. The Company’s success depends, in part, upon successfully raising additional capital, prospective product development efforts, the acceptance of the Company’s solutions by the marketplace, and approval of the Company’s solutions by various governmental agencies.

The Company has incurred cumulative losses of approximately $38,592,725 since inception and reported a net loss of approximately $3,147,000 for the year ended December 31, 2006. In order to further its research and develop its products, the Company will require additional financing until such time that revenue streams are of sufficient volume to generate positive cash flow from operations. Possible sources of funds are strategic alliances, additional equity offerings, grants and contracts, and research and development funding from third parties. Management intends to raise additional capital and remains committed to taking all appropriate and necessary actions to effect timely cost reductions and cash preservation measures in the event anticipated revenue and cash flow expectations are not substantially met. Subsequent to December 31, 2006 as discussed in Note 9, the Company raised $6,135,000 during March 2007 from the sale of common stock with warrants through two private placements. The Company believe it has sufficient cash position to sustain operations beyond twelve months.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and December 31, 2005.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred.

Recoverability of Long-Lived Assets and Identifiable Intangible Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based on market rates based upon certain market assumptions and information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables due to the short-term nature or that they are payable on demand.

Revenue Recognition

To date, revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services under a federal grant program approximating $266,000 and $66,000 in 2006 and 2005, respectively. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Research and Development

Research and development costs are charged to operations when incurred.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock - Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The accompanying financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 totaled $150,000. Pro forma stock based compensation for the year ended December 31, 2005 is as follows:

2005
Net loss, as reported	$(1,651,507)
Add: total stock-based compensation as
determined under SFAS 123	(147,605)
Pro forma net loss	$(1,799,112)
Basic loss per share:
As reported	$(0.16)
Pro forma	$(0.17)

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Comprehensive Loss

Statement of Financial Accounting Standard (SFAS) No. 130 “Reporting Comprehensive Income,” requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the years ended December 31, 2005 and 2004, the Company’s net loss reflects comprehensive loss and, accordingly, no additional disclosure is required.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the financial results of the Company.

Note 2. Stockholders’ Equity (Deficit)

Preferred and Common Stock

The authorized stock of the Company consists of 7,000,000 shares of preferred stock with a par value of $0.01 and 75,000,000 shares of common stock with par value of $0.01. The preferred stock is divided into A, B, and C Series.

During the year ended December 31, 2005, the Company sold 2,246,000 shares of common stock for a total consideration of $1,123,000 or $0.50 per share. In conjunction with the sale of these shares, the Company issued 1,845,287 shares of common stock and warrants for 1,000,000 shares of common stock with an exercise price of $5.00 per share for services performed related to capital raised. The 1,845,287 shares and related warrants have been treated as an offering expense and have been netted against the total proceeds raised of $1,123,000.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (Deficit) (continued)

Preferred and Common Stock (continued)

During the year ended December 31, 2006, the Company sold 5,000,000 shares of common stock for a total consideration of $4,550,000 (net of offering expenses of $450,000) through a Limited Offering Memorandum. Each Unit sold consisted of one share of common stock, ½ “A” Warrant to Purchase A share of Common Stock at $1.50 per share, and ½ ‘B” Warrant to Purchase A Share of Common Stock at $1.00 per share. These warrants have a life of 10 years.

Preferred Series A & B Stock

The Company issued 1,047,588 shares of Series A Preferred Stock and 719,895 shares of Series B Preferred Stock as of December 31, 2005 and 2004. The holders of the Series A and B Preferred Stock are entitled to noncumulative dividends of 8% per annum, on the original issue price of $7.64 per share, when and if declared by the board of directors. The preferred stockholders have a liquidation preference above all other classes of stock equal to $7.64 per share plus all declared and unpaid dividends. The liquidation price per share is subject to adjustment for certain dilutive events, as defined.

At any time, a preferred stockholder has the option to convert their shares into shares of common stock on a basis of one preferred share for 0.3 common share. The conversion rate is subject to adjustment for certain dilutive events, as defined. Shares of Series A & B Preferred Stock automatically converts into common stock upon the closing of an underwritten public offering in which the Company’s per share price is at least $3.00 and the gross proceeds to the Company exceed $7.5 million or upon the election of a majority of the preferred stockholders.

The preferred stockholders are entitled to the number of votes that equals the number of shares of common stock into which such shares could be converted, as defined. The vote or written consent of the majority of the preferred stockholders is required to (i) effect of validate a change in the authorized number of shares of preferred; (ii) a redeem, repurchase, pay dividends or make any other distribution to common stockholders; or (iii) effect any action resulting in the payment or declaration of dividends on any class of stock.

Preferred Series C Shares

During 2003, the Company issued 504,694 Series C Preferred Stock at $1.60 per share. Each share of Series C Preferred Stock is convertible to 3 shares of common stock. Stock issuance costs of $27,506 were offset against the additional paid in capital from the sale of stock.

On October 6, 2003, the Company issued “Option Promissory Notes” (Notes) totaling $605,000. The Notes are convertible to Series C Preferred Stock at the same terms and conditions as the Series C Preferred Stock outstanding on the effective date of the Notes, at any time before the Due Date, in lieu of cash repayment. The current terms are to convert the Notes at $1.60 per share of Series C Preferred Stock.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (Deficit) (continued)

Preferred Series C Shares (continued)

Additionally, the Notes granted the holder the option to acquire their pro rata share, based on the principal balance of the Note as a percentage of the Aggregate Note, if any, of up to $5 million of equity in Neuralstem, Inc. under the same terms and conditions as the Series C Preferred Stock of an exercise price of $1.60 per share on or before October 6, 2008 (the Option). The price per share of the equity to be purchased under the Option shall increase by 10% on every six month anniversary starting after April 6, 2004. The option may be exercised in whole or in part at any time during the period between the date of the Note and the expiration date of the Option at the Holder’s discretion. The options were valued using the Black-Scholes model for option valuation. The assumptions used in arriving at the fair value of these options under the Black-Scholes option pricing model include stock price of $1.60 at the date of grant; expected life of 1 year; volatility of 134%; and discount rate of 4.29%. The $5 million of equity equates to 3,125,000 shares of Series C Preferred Stock. A beneficial conversion feature of the Notes of $2,539,004 was recorded to additional paid in capital on October 6, 2003. Beneficial conversion feature results from the allocation of proceeds to the options and the effective conversion rate of the notes being below the fair value of the Series C Preferred Stock. Interest expense of $10,577 was recorded for the period ended December 31, 2003. The entire beneficial conversion feature was expensed as interest expense in November 2004, as the convertible debt was converted to Preferred Series C shares.

In October 2004, the Company issued additional Notes to officers of the Company in lieu of $479,988 in accrued salary and consulting fees. The new Notes had the same terms and conditions and Options as the Notes issued in 2003 which included the option to acquire their pro rata share of the 3,125,000 shares of the Series C Preferred Stock. The Options for the Notes issued in 2004 were also valued using the Black-Scholes model. The assumptions used in arriving at the fair value of these options under the Black-Scholes option pricing model include stock price of $1.60 at the date of grant; expected life of 1 month; volatility of 134%; and discount rate of 4.29%. The pro-rata portion of the $5 million, 1,093,480 shares of the 3,125,000 are allocated to the new Notes. The beneficial conversion feature allocated to these Notes recorded $270,831 to additional paid in capital on October 25, 2004 since the Company did not have the ability to repay such Notes. This conversion feature was converted to interest expense in November 2004, as the convertible debt was converted to Preferred Series C shares.

In November 2004, the Board of Directors approved the conversion of all Notes to Series C Preferred Stock. In consideration of monthly accrued interest on the Notes and as an incentive for the noteholders to convert the Notes into Series C Preferred Stock, the Company agreed to issue the shares offered in the Option totaling 3,125,000, without consideration which the Company recorded deemed interest expense of $5,000,000 equal to what would otherwise should have been received in cash by the Company if it had not forego the exercise price of such Options. It is in the Company’s management belief that its decision to forego the cash consideration related to the exercise price of such Options enticed the noteholders in converting such Notes to Series C Preferred Stock which alleviated the Company of cash payment on the Notes. A total of 4,550,718 shares of Series C Preferred Stock were issued in the conversion of the Notes and the Options.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (Deficit) (continued)

Preferred Series C Shares (continued)

Preferred shares were allocated as follows:

		Conversion
	Preferred	Factor	Common
Series A	1,047,588	1-for-0.3	314,276
Series B	719,895	1-for-0.3	215,969
Series C	4,550,718	1-for-3	13,652,154
	6,318,201		14,182,399

In 2005, the shareholders of preferred series A, B and C, totaling 6,318,201 shares were converted into 14,182,399 shares of common stock. As of December 31, 2005, there were no outstanding preferred shares.

Stock Options

In 1997, the Company adopted a stock incentive plan (the Plan) to provide for the granting of stock awards, such as stock options and restricted common stock to employees, directors and other individuals as determined by the Board of Directors. The Company reserved 2.7 million shares of common stock for issuance under the Plan. At December 31, 2002, 816,084 options were outstanding with 216,040 options exercisable. During 2003, the Company reduced operations and terminated employment with all employees. The Plan was discontinued, terminating all options outstanding.

In July 2005, the Company granted options for 2,400,000 shares of common stock to two of its officers with an exercise price of $0.50 vesting annually on the anniversary grant date over a four year period with a ten year life which non were vested as of December 31, 2005. The fair value of these options under the Black-Scholes option pricing model totaled $0.49 per share. The assumptions used in arriving at the fair value of these options under the Black-Scholes option pricing model include stock price of $0.50 at the date of grant; expected life of 5.5 years; volatility of 224%; and discount rate of 4.1%.

Stock Warrants

During the year ended December 31, 2005, the Company issued warrants to various consultants for 1,599,000 shares of common stock with an exercise price ranging from $0.05 to $2.00 per share expiration commencing 2007 through 2017. The warrants were issued for consulting services performed which had been valued at approximately $660,000 and expensed for the year ended December 31, 2005. The warrants were valued using the Black Scholes option pricing model based on the following assumptions: stock price of at date of issuance of $0.50; expected life of 1.5 years; volatility rate of 224%; and discount rate of 4.1%.

During the year ended December 31, 2005, the Company issued warrants for 200,000 shares of common stock with an exercise price of $0.50 expiring in 2008 related to a note payable. The warrants were issued related to a note payable which had been valued at approximately $84,000 and was deemed as interest expense for the year ended December 31, 2005. The options were valued using the Black Scholes option pricing model based on the following assumptions: stock price of at date of issuance of $0.50; expected life of 2 years; volatility rate of 224%; and discount rate of 4.1%.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (Deficit) (continued)

Stock Warrants (continued)

During the year ended December 31, 2005, the Company issued warrants for 200,000 shares of common stock with an exercise price of $0.50 expiring in 2008 related to a note payable. The warrants were issued related to a note payable which had been valued at approximately $84,000 and was deemed as interest expense for the year ended December 31, 2005. The options were valued using the Black Scholes option pricing model based on the following assumptions: stock price of at date of issuance of $0.50; expected life of 2 years; volatility rate of 224%; and discount rate of 4.1%.

During the year ended December 31, 2006, the Company issued warrants to a consultant for 24,000 shares of common stock with an exercise price $0.50 per share expiration commencing 2017. The warrants were issued for consulting services performed which had been valued at approximately $10,000 and expensed for the year ended December 31, 2006. The warrants were valued using the Black Scholes option pricing model based on the following assumptions: stock price of at date of issuance of $0.50; expected life of 1.5 years; volatility rate of 224%; and discount rate of 4.1%.

Warrants to purchase common stock were issued to certain stockholders and consultants.

The following table summarizes information about stock warrants at December 31, 2006 which all are currently exercisable:

	Outstanding	Expiration
Exercise Price	Warrants	Date
$ 0.50	500,000	2007
$ 0.50	320,000	2008
$ 0.50	330,000	2010
$ 0.50	69,000	2017
$ 2.00	100,000	2016
$ 5.00	1,000,000	2016
$ 1.00	2,514,176	2011
$ 1.50	2,514,176	2011

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Dilutive loss per share is excluded from the calculation because the effect would be anti-dilutive.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (Deficit) (continued)

Common stock payable for 226,000 unissued shares of common stock at December 31, 2005

During the year ended December 31, 2005, the Company received $113,000 for 226,000 shares of its common stock. As of December 31, 2005, the Company had not issued any of 226,000 shares of common stock. However, the 226,000 unissued shares of common stock have been included in the net loss per share computation in the accompanying statements of operations. The Company issued these shares in 2006.

Common stock payable for 300,000 unissued shares of common stock at December 31, 2006

During the year ended December 31, 2006, the Company received $150,000 related to exercise of warrants for 300,000 shares of common stock at $0.50 per share. As of December 31, 2006, the Company had not issued any of the 300,000 sahres of common stock. However, the 300,000 shares of common stock have been included in the net loss per share computation in the accompanying statements of operations. The Company issued these shares in February 2007.

Note 3. Property and Equipment

The major classes of property and equipment consist of the following:

	2006	2005
Computers and office equipment	$644,265	$301,892
Lab equipment	567,091	524,336
	$1,211,356	$826,228
Less accumulated depreciation and amortization	(1,178,841)	(797,090)
Property and equipment, net	$32,515	$29,138

Depreciation expense for the years ended December 31, 2006 and 2005 was $51,923 and $51,923, respectively.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Intangible Assets

The Company holds patents related to its stem cell research. Patent filing costs were capitalized and are being amortized over the life of the patents. The company has determined that the intangibles purchased have a seventeen year useful life. The provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” require the completion of an annual impairment test with any impairments recognized in current earnings. The Company determined that no impairment to the assigned values had occurred. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2006 and 2005:

	2006			2005
			Accumulated	Accumulated
	Gross	Amortization	Gross	Amortization

Patent filing fees	$24,796	$(6,557)	$24,796	$(10,469)

Amortization expense for the years ended December 31, 2006 and 2005 was $1,653 and $1,653, respectively.

Note 5. Notes payable

As described in Note 2, on October 6, 2003, the Company issued “Option Promissory Notes” (Notes) totaling $605,000, convertible to Series C Preferred Stock. The Notes carry a stated interest rate of 5%, payable quarterly beginning January 1, 2004. Fifty percent of the principal was due on October 3, 2004 and fifty percent due on October 3, 2005. The shares were converted to Series C Preferred Stock in November 2004, without payments of principal or interest on the Notes. As of December 31, 2005, the Note was fully paid.

In April 2005, the Company received a notice from the Department of Economic Development (“DED”) from the County of Montgomery, Alabama whereby provisions of a $40,000 grant received in 2001 were not fully satisfied. As a result, the Company is required to return the grant. In 2004, the Company recorded an accrued liability for this amount. In 2005, the Company reclassified the accrued liability as a note payable since the notice from DED provided provisions for the grant funds to be returned over a five year period, in monthly payments of both principal and interest, interest rate of 5% and maturing in May 2010. As of December 31, 2006 and 2005, the balance related to this note totaled $28,395 and $37,341, respectively.

In November 2001, the Company entered into an agreement with a bank to borrow $625,000. The note was renegotiated in May 2002 to require principal payments of $25,000 per month beginning August 2002 and to accrue interest at the prime rate plus 1.5% with the balance of principal and accrued interest due on December 9, 2002. The note was renegotiated in December 2002 to require principal payments of $25,000 per month through February 2003, increasing to $40,000 per month starting March 2003, and to accrue interest at the prime rate plus 1.5% with the balance of principal and accrued interest due on June 20, 2003. Substantially all of the Company’s assets provide collateral for the borrowings. The note was fully paid as of December 31, 2006.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Notes payable (continued)

Notes payable at December 31, 2006 and 2005 are as follows:

	2006	2005
Note payable to Bank, interest at prime rate
plus $1.5%, due June 20, 2003, collateralized
by all assets of the Company and guaranteed by an
officer of the Company	$-	$116,255
Note payable	28,395	37,341
	28,395	153,596
Current portion of note payable	(7,816)	(125,201)

Long-term portion of note payable	$20,579	$28,395

Note 6. Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The tax effects (computed at a 35% effective tax rate) of significant temporary differences representing deferred tax assets for December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$9,461,762	$9,166,723
Stock Compensation Expense	125,975	295,039

Deferred tax assets	9,587,737	9,461,762
Net deferred tax liabilities	-	-
Valuation allowance	(9,587,737)	(9,461,762)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carryforwards of approximately $27.4 million. The Company has also reported certain other tax credits, the benefit of which has been deferred. The Company’s NOL carryforwards and credits will begin to expire in the tax year 2012. The timing and manner in which these net operating loss carryforwards and credits may be utilized in any year by the Company will be limited to the Company’s ability o generate future earning and also may be limited by certain provision of the U.S. tax code.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Commitments and Contingencies

In February 2004, the Company entered into a new license agreement (lease) for facilities in Montgomery County Maryland. The term of the license agreement is effective from March 1, 2004 through January 31, 2005. The Company has an option to request renewal of the license for two (2) additional terms of one year each.

The monthly payments for the agreement are for $3,530 per month for the initial term of the agreement. The two renewal terms have monthly payments of $4,271.

On November 1, 2005, the Company amended and extended its employment agreements dated January 1, 1997 with Richard Garr and Karl Johe for an additional seven (7) years which includes a base salary of $240,000 per year for each officer. On July 28, 2005, the Company granted both Mr. Garr and Mr. Johe stock options for 1,200,000 shares of the Company’s common stock each vesting annually over a four year period with an exercise price of $0.50 per share. Termination prior to full term on the contracts would cost the Company $240,000 per year unserved, or as much as $1,680,000 per contract, and immediate vesting of all outstanding options.

Note 8.  Restatements

For the year ended December 31, 2005, the Company did not account for common stock and warrants for common stock to its consultants and note payable conversion properly resulting in additional expenses of approximately $773,000 to operations.

Note 9. Subsequent Events

On March 15, 2007, the Company completed a private placement for 2,054,000 shares of common stock with warrants for 1,027,000 shares of common stock with an exercise price of $3.00 per share for total gross proceeds of $5,135,000.

On March 27, 2007, the Company completed a private placement for 400,000 shares of common stock with warrants for 200,000 shares of common stock with an exercise price of $3.00 per share for total gross proceeds of $1,000,000.