Form 10QSB
period 2007-03-31
Neuralstem, Inc.
filed 2007-05-15
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
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

As of May 8, 2007 there were 29,132,105 shares of common stock, $.001 par value, issued and outstanding.

Neuralstem, Inc.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem”, “the company”, “we”, “us”, “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

FINANCIAL STATEMENTS.

NEURALSTEM, INC.

BALANCE SHEET

(Unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash	$6,638,156
Accounts receivable	79,359
Prepaid expenses	21,175
Other assets	5,978
Total current assets	6,744,668

Property and equipment, net	24,221
Other assets	35,940
Intangible assets, net	21,776

Total assets	$6,826,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, current portion	$5,631
Accounts payable and accrued expenses	478,569
Total current liabilities	484,200

Note payable, long-term portion	20,846
Total liabilities	505,046

STOCKHOLDERS’ EQUITY
Preferred stock: $0.01 par value; authorized 7,000,000 shares; no shares issued and outstanding	$-
Common stock: $0.01 par value; authorized 75,000,000 shares; 28,884,605 shares issued and outstanding	288,846
Additional paid-in capital	45,574,680
Accumulated deficit	(39,541,967)

Total stockholders’ equity	6,321,559

Total liabilities and stockholders’ equity	$6,826,605

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,
	2007	2006

Revenues	$181,825	$34,487

Operating expenses
Research and development costs	845,589	349,999
General, selling and administrative expenses	291,053	148,151
Depreciation and amortization	12,981	13,394
	1,149,623	511,544

Operating loss	(967,798)	(477,057)

Nonoperating income (expense)
Interest	18,903	10,490
Interest expense	(347)	(8,279)

Net loss	$(949,242)	$(474,846)

Net loss per share, basic	$(0.04)	$(0.02)

Average number of shares of common stock outstanding	26,585,549	22,765,950

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, December 31, 2006	-	$-	26,011,605	$260,116	$150,000	$39,734,878	$(38,592,725)	$1,552,269

Issuance of common stock for cash proceeds of $5,614,600 (net of offering expense of $520,400), $2.50 per share	-	-	2,454,000	24,540	-	5,590,060	-	5,614,600

Issuance of common stock related to exercise of stock warrants, $0.05 per share	-	-	69,000	690	-	2,760	-	3,450

Issuance of common stock related to exercise of stock warrants, $0.50 per share	-	-	50,000	500	-	24,500	-	25,000

Issuance of common stock related to satisfaction of common stock payable	-	-	300,000	3,000	(150,000)	147,000	-	-

Vesting of warrants for 4,000 shares of common stock related to consultant	-	-	-	-	-	1,680	-	1,680

Vesting of warrants for 150,000 shares of common stock related to officer	-	-	-	-	-	73,802	-	73,802

Net loss	-	-	-	-	-	-	(949,242)	(949,242)

Balance, March 31, 2007	-	-	28,884,605	$288,846	$-	$45,574,680	$(39,541,967)	$(6,321,559)

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(949,242)	$(474,846)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,981	12,568
Stock based expenses	75,482	-
Changes in assets and liabilities
Accounts receivable	(79359)	-
Prepaid expenses	11,673	(14,186)
Other assets	65	(5,866)
Accounts payable and accrued expenses	126,607	(377,309)
Deferred compensation	-	(10,000)
Net cash used in operating activities	(801,793)	(869,639)

Cash Flows From Investing Activities
Capital outlay for intangible assets	(3,950)	-
Purchase of property and equipment	(4,274)	(12,547)
Net cash used in investing activities	(8,224)	(12,547)

Cash Flows From Financing Activities
Issuance of common stock	5,643,050	4,550,000
Payments on notes payable	(1,918)	(119,590)
Net cash provided by financing activities	5,641,132	4,430,410

Net increase in cash	4,831,115	3,548,224

Cash, beginning of period	4,074,605	526,381

Cash, end of period	$8,905,720	$4,074,605

See Accompanying Notes to Financial Statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with Neuralstem, Inc.’s (the “Company”) annual financial statements for the year ended December 31, 2006.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2.	Stockholders’ Equity

During March 2007, the Company raised $5,614,600 (net of offering expenses of $520,400) through a Private Placement Memorandum (“PPM1”) at $2.50 per unit. Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 share of common stock at $3.00 per share. These warrants have a life of 10 years. In connection with this PPM1, the Company paid fees and expense totaling $520,400 and issued to its placement agent a warrant to purchase 294,480 shares of common stock at $3.00 per share.

Note 3.	Employment Agreement

On April 12, 2007, we entered into a one year part-time employment agreement with Mr. Conron.  The agreement provides for a monthly compensation in the amount of $10,000.   As part of the agreement, we granted Mr. Conron options to purchase 100,000 common shares.  The options vest as follows:  (i) 25,000 immediately; and (ii) 75,000 vest quarterly over the year.  The agreement also provides for acceleration of the options in the event Mr. Conron is terminated without cause or in the event of a change in control.  The agreement also contains non-solicitation, confidentiality and non-competition covenants.

Note 4. Subsequent Events

In April 2007, the Company granted stock options for 40,000 shares of common stock to two of its directors (20,000 options each) with an exercise price of $3.30 per share and seven year life. The options vest as follows: (i) 20,000 vests after the one month anniversary of joining the Board of Directors; and (ii) 20,000 vests quarterly over a one year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as filed with the SEC, as it may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page 13 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of May 11, 2007, we had 3 full-time and 2 part time employees. Of these employees, one is directly involved in research and development activities and three are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

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

In the third Quarter of 2006 we retained Qunitiles, Inc. to assist with regulatory compliance, preparation of our first IND application, and patient enrollment for our first Human Trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be done well in advance. For instance, we can begin the identification, contact and education of prospective patients and the treatment communities. The expenses associated with their services are estimated to be $200,000 to $250,000 over a twelve month period.

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

General and Administrative Expenses; Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase. Additionally, we also anticipate submitting an application to become listed on a national exchanges such as the AMEX or NASDAQ. In anticipation, we are adding in-house accounting and finance capabilities which will also enable us to conform to the various requirements imposed by Sarbanes Oxley. As a result, we foresee an increase in general and administrative expenses relating to professional services (legal, accounting, audit) and estimate such fees to be $20,000 per month.

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

 Use of Estimates --These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents --Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition --Our revenues, to date, revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets --We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2005 no impairment losses were recognized.

Research and Development Costs --Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation --We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Good or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three Months Ended March 31, 2007 & 2006

	Three Months Ended March 31,
	2007	2006

Revenues	$181,825	$34,487
Operating Expenses	1,149,623	511,544

Operating Loss	(967,798)	(477,057)

Nonoperating income (expense)	18,556	2,211

Net Loss	$(949,242)	$(474,846)

MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

Overview

This statement contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this statement.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

Trends & Outlook

Revenue; Our revenue is currently derived from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials during 2007, we are not concentrated on increasing revenue. Additionally, as our current grants wind down, revenue can be expected to continue decreasing. Finally, as most grants use a fiscal year of October 31, revenue attributed to grants tends to be lower in the initial quarters of the year and increases in subsequent quarters.

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

We expect that research and development expenses will continue to increase in the foreseeable future as we add personnel, expand our pre-clinical research (animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control), begin clinical trial activities, increase our regulatory compliance capabilities, and ultimately begin manufacturing. We do anticipate hiring Qunitiles, Inc. to assist with regulatory compliance and patient enrollment as we moved from pre-clinical to clinical stage. The expenses associated with this regulatory compliance and patient enrollment is budgeted at $200,000 to $250,000 over a twelve month period. Additionally, we anticipate hiring 2 additional technicians to assist in the in-house growing of our cells for grant and collaborative work. With regard to material and personnel costs, as the industry continues to mature and grow, we have seen increased demand for qualified personnel and suitable materials. Notwithstanding, we feel that our outsource model will provide us with some protection regarding fluctuating pricing.

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

General and Administrative Expenses; Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase. Additionally, upon this registration statement becoming effective, we  will be subject to the periodic reporting requirements of the Exchange Act . As a result, we foresee an increase in general and administrative expenses relating to professional services (legal, accounting, audit ) and estimate such fees to be $20,000 to $30,000 per month. Moreover, in August of 2006 we became the subject of patent litigation with one of our competitors, StemCells, Inc.. The litigation is in its initial stages and it is hard to estimate what the actual costs stemming there from will be. We have currently budgeted an additional $20,000 per month but this amount could significantly increase. Notwithstanding, we anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition do in large part to our outsourcing model.

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

 Use of Estimates --These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents --Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition --Our revenues, to date, revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets --We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2005 no impairment losses were recognized.

Research and Development Costs --Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation --We recognize expenses for stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payment” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Good or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

RESULTS OF OPERATIONS

Result of Operations for the three months ending March 31, 2006 and 2007

Revenues for the three months period ending March 31, 2007 were approximately $ 182,000, compared with the prior year same period of $34,000. The increase in revenue in current period was mostly due to winding down of a subcontracting engagement.

Research and development expenses for the three months period ending March 31, 2007 and 2006 were approximately $ 846,000 and $ 350,000, respectively. The increase in expenses in current period , consists mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the three months period ending March 31, 2007 and 2006 were approximately $ 291,000 and $ 149,000, respectively. The principal increase in expenses in the current periods versus the same periods last year is a result of increases in professional fees and expenses related to accountants, legal and business advisors.

Nonoperating income (expense) for the three months period ending March 31, 2007 and 2006 were approximately $ 19,000 and $2,000. The increase in 2007 relates to interest income derived from our higher cash deposit balance compared to prior period.

Net loss for the three months period ending March 31, 2007 and 2006 was approximately $ 949,000 and $ 475,000, respectively. The increased loss in the current periods is the result of the foregoing factors discussed.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of the provisions of FIN 48 did not have an impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The adoption of the provisions of SAB 108 did not have an impact on its financial condition or results of operations.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from our private placement offerings. During the three months ended March 31, 2006, we raised through a private placement offering total net proceeds of $5,614,600 which are described in Notes 2 to our Financial Statements. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held at March 31, 2006 approximated $6,638,000. Cash, cash equivalents, and cash at December 31, 2006 was approximately $ 1,807,000. The increase in the current period is the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

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

We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months, although certain of these activities and related personnel may need to be reduced. Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials during 2007. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $260,000, increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least 20 months from March 31, 2007. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

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

Since inception in 1996 and through March 31, 2007, the Company has raised in aggregate, approximately $45,638,000 in capital and recorded accumulated losses totaling $39,542,000 as of March 31, 2007. The Company had a working capital surplus of $6,260,468 and stockholder's equity of $6,321,559. Our net losses for the two most recent fiscal years have been $3,147,488 and $1,651,507 for 2006 and 2005 respectively. Our net loss for the three month period ended March 31, 2007 was 949,242. During this period, we have generated only marginal revenue from licensing and grants in the amount of $265,759 and $309,142 for the 2006 and 2005 fiscal years, respectively. Revenues for the three months ended March 31, 2007 were 181,825.

The Company's ability to generate revenues and achieve profitability depends upon its ability to complete the development of its stem cell products, obtain the required regulatory approvals, manufacture, market and sell its products. In part because of the Company's past operating results, no assurances can be given that the Company will be able to accomplish all or any these goals.

Although the Company has generated some revenue to date, the Company has not generated any revenue from the commercial sale of its proposed stem cell products. Since inception, the Company has engaged in several related lines of business and has discontinued operations in certain areas. For example, in 2002, the Company lost a material contract with the Department of Defense and was forced to close its principal facility and lay off almost all of its employees in an attempt to focus the Company's strategy on its stem cell technology. This limited and changing history may not be adequate to enable you to fully assess the Company's current ability to develop and commercialize its technologies and proposed products, obtain approval from the U.S. Food and Drug Administration (“FDA”), achieve market acceptance of its proposed products and respond to competition. No assurances can be given as to exactly when, if at all, the Company will be able to fully develop, commercialize market, sell and derive material revenues from its proposed products in development.

The Company will need to raise additional capital to continue operations, and failure to do so will impair the Company's ability to fund operations, develop its technologies or promote its products.

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately 20 months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of March 31, 2007, the Company has cash and cash equivalents on hand of approximately $6,400,000. Presently, the Company has a monthly cash burn rate of $260,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such 20 month period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also result in a lower price for the Company's securities.

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

Risks Relating to Intellectual Property and Government Regulation

The Company may not be able to withstand challenges to its intellectual property rights, such as patents, should contests be initiated in court or at the U.S Patent and Trademark Office .

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

As we are under no financial obligation to provide additional funding under any of these collaborations, our primary risk is that no results are derived from their research. For further information relating to our collaborations.

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

Messrs. Garr and Johe have entered into seven (7) year employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company as much as $1,800,000 per contract, and immediate vesting of all outstanding options (1,200,000 shares each). “Executive Compensation--Employment Agreements and Change in Control Arrangements”.

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

As a result of its stage of development, lack of resources and changes that have occurred in the Company's operations since 2002, there are currently deficiencies in the operating effectiveness of the Company's internal controls over financial reporting that the Company believes may collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected. Specifically, the Company has found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP.

The Company faces risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and made some activities more time-consuming and more burdensome. Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require that the Company's management assess the Company's internal control over financial reporting annually and include a report on its assessment in its filings with the SEC. The Company's independent registered public accounting firm is required to audit both the design and operating effectiveness of its internal controls and management's assessment of the design and the operating effectiveness of its internal controls. There exist significant weaknesses and deficiencies at this time in the Company's internal controls. These weaknesses and deficiencies could have an adverse effect on the Company's business and operations.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2007, we have issued an outstanding 28,884,605 common shares, 11,153,832 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 1,600,000 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and an aggregate of 76,666 common shares reserved for issuance in the event we incur additional penalties pursuant to the registration rights granted our investors in the March 2006 private placement. Accordingly, we will be entitled to issue up to 33,284,897 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Observations

In connection with the audit of our financial statements for the years ended December 31, 2004 and 2005, our independent auditor made several observations relating to our disclosure controls and procedures or internal controls. As a result of our stage of development, lack of resources and changes that have occurred in the Company's operations since 2002, there are currently deficiencies in the operating effectiveness of the Company's internal controls over financial reporting that the Company believes would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected.

Specifically, our Auditor found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations.

As part of managements attempts to address our auditor’s concerns, we have recently retained a part-time chief financial officer.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information was previously reported in a Current Report filed on Form 8-K. Additionally, we incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our registration statement filed on form SB-2 on April 30, 2007.

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC

Dated: May 15, 2007
/s/ I. Richard Garr
Chief Executive Officer and

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)