Form 10QSB
period 2007-06-30
Neuralstem, Inc.
filed 2007-08-14
CIK 1357459

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007
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

As of August 1, 2007 there were 29,184,350 shares of common stock, $.001 par value, issued and outstanding.

Neuralstem, Inc.

NEURALSTEM, INC.

BALANCE SHEET

(Unaudited)

June 30,
2007

ASSETS
CURRENT ASSETS
Cash	$5,698,653
Accounts receivable	4,359
Prepaid expenses	9,505
Other assets	11,367
Total current assets	5,723,884

Property and equipment, net	82,400
Other assets	36,240
Intangible assets, net	22,603

Total assets	$5,865,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, current portion	$5,631
Accounts payable and accrued expenses	541,782
Total current liabilities	547,413

Note payable, long-term portion	18,905
Total liabilities	566,318

STOCKHOLDERS’ EQUITY
Preferred stock: $0.01 par value; authorized
7,000,000 shares; no shares issued and outstanding	$-
Common stock: $0.01 par value; authorized
75,000,000 shares; 29,161,105 shares issued
and outstanding	291,611
Additional paid-in capital	46,348,076
Accumulated deficit	(41,340,878)

Total stockholders’ equity	5,298,809

Total liabilities and stockholders’ equity	$5,865,127

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$78,499	$24,724	$260,324	$59,211

Operating expenses
Research and development costs	744,149	474,593	1,626,639	824,592
General, selling and administrative expenses	1,178,015	303,581	1,432,167	451,732
Depreciation and amortization	12,981	13,394	25,962	26,788
	1,935,145	791,568	3,084,768	1,303,112
Operating loss	(1,856,646)	(766,844)	(2,824,444)	(1,243,901)

Nonoperating income (expense)
Interest	58,058	26,673	76,961	37,163
Interest expense	(323)	(417)	(670)	(8,696)
Loss related to extinguishment
of warrants liability	-	-	-	(388,401)
Other expense	-	(8,838)		(29,815)

Net loss	$(1,798,911)	$(749,426)	$(2,748,153)	$(1,633,650)

Net loss per share, basic	$(0.06)	$(0.03)	$(0.10)	$(0.07)

Average number of shares
of common stock outstanding	29,024,012	25,608,272	27,811,517	24,082,587

See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(2,748,153)	$(1,633,650)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	25,962	26,788
Stock based expenses	474,393	32,335
Loss related to adjustment of warrants liability to fair value	-	388,401
Changes in assets and liabilities
Accounts receivable	(4,359)	-
Prepaid expenses	23,343	(15,021)
Other assets	(5,624)	(6,306)
Accounts payable and accrued expenses	189,820	(302,935)
Deferred compensation	-	(192,620)
Net cash used in operating activities	(2,044,618)	(1,703,008)

Cash Flows From Investing Activities
Capital outlay for intangible assets	(5,191)	-
Purchase of property and equipment	(75,020)	(49,233)
Net cash used in investing activities	(80,211)	(49,233)

Cash Flows From Financing Activities
Issuance of common stock	6,020,300	4,550,000
Payments on notes payable	(3,859)	(121,437)
Net cash provided by financing activities	6,016,441	4,428,563

Net increase in cash	3,891,612	2,676,322

Cash, beginning of period	1,807,041	526,381

Cash, end of period	$5,698,653	$3,202,703
See Accompanying Notes to Financial Statements.

NEURALSTEM, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, December 31, 2006	-	$-	26,011,605	$260,116	$150,000	$39,734,878	$(38,592,725)	$1,552,269

Issuance of common stock for
cash proceeds of $4,694,900
(net of offering expense of $440,100), $2.50 per share	-	-	2,054,000	20,540	-	4,674,360	-	4,694,900

Issuance of common stock for
cash proceeds of $919,700
(net of offering expense of $80,300), $2.50 per share	-	-	400,000	4,000	-	915,700	-	919,700

Issuance of common stock
related to exercise of stock
warrants, $0.05 per share	-	-	69,000	690	-	2,760	-	3,450

Issuance of common stock related
to exercise of stock warrants,
$0.50 per share	-	-	100,000	1,000	-	49,000	-	50,000

Issuance of common stock related
to exercise of warrants related
to Private Placement Offering,
$1.50 exercise price per share	-	-	201,500	2,015	-	300,235	-	302,250

Issuance of common stock related
to exercise of warrants related
to Private Placement Offering,
$2.00 exercise price per share	-	-	25,000	250	-	49,750	-	50,000

Issuance of common stock
related to satisfaction of common stock payable	-	-	300,000	3,000	(150,000)	147,000	-	-

Vesting of warrants for 19,789
shares of common stock related to consultant	-	-	-	-	-	46,224	-	46,224

Vesting of options for 395,128
shares of common stock related to officer	-	-	-	-	-	428,169	-	428,169

Net loss	-	-	-	-	-	-	(2,748,153)	(2,743,883)

Balance, June 30, 2007	-	-	29,161,105	$291,611	$-	$46,348,076	$(41,340,878)	$5,298,809

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2.   Stockholders’ Equity

During March 2007, the Company raised $5,614,600 (net of offering expenses of $520,400) through a private placement at $2.50 per unit.  Each unit sold consisted of one share of common stock and a warrant to purchase 1/2 share of common stock at $3.00 per share. These warrants have a life of 5 years. In connection with this offering, the Company paid fees and expense totaling $520,400 and issued to its placement agent a warrant to purchase 294,480 shares of common stock at $3.00 per share.

In May 2007, the Company granted stock options for 40,000 shares of common stock to two of its directors (20,000 options each) with an exercise price of $3.30 per share and a seven year life. The options vest as follows: (i) 20,000 vests after the one month anniversary of joining the Board of Directors (10,000 each); and (ii) 20,000 vests quarterly over a one year period. The value of these stock options approximated $111,000. The Company valued these options under the Black-Scholes option pricing model using the following assumptions: exercise price of $3.30, term of 2.31 years, and volatility rate of 188% and discount rate of 5.10%. The total value of these options will be expensed over the vesting period. For the six months ended June 30, 2007, total expense recorded related to these options approximated $18,000.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (continued)

During June 2007, the Company granted two warrants for an aggregate of 3,000,000 shares of common stock to the Company’s Chief Scientific Officer and Chairman of the Board as an incentive for this officer’s continued employment and the transfer of certain rights. The warrants vest as follows: (1) 1,000,000 warrants vest in October 2010; and (2) 2,000,000 vest in October 2011. The value of these warrants is approximated at $9,141,000. The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: exercise price of $3.01, term of 5.25 years, volatility rate of 188% and discount rate of 5.23%. The total value of these warrants will be expensed over the vesting period. For the six months ended June 30, 2007, total expense recorded related to these warrants approximated $193,000.

Note 3. Employment Agreement

On April 1, 2007, the Company entered into an a one year employment agreement with its newly hired Chief Financial Officer. The employment agreement, in addition to cash compensation, provides for the issuance of a stock option to purchase 100,000 shares of common stock based on continued employment for a period of twelve months.  The option vests as follows: (1) 25,000 shares vest immediately, and (2) the remaining 75,000 shares shall vest quarterly, (18,750 at the end of each quarter), over the year so that 100% of the option shall be vested in 12 months subject to employees continued employment. The value of the option approximated $275,000. The Company valued this option under the Black-Scholes option pricing model using the following assumptions: exercise price of $3.15, average term of 2.38 years, and volatility rate of 188% and discount rate of 5.23%. The total value of this option will be expensed over vesting period. For the six months ended June 30, 2007, total expense recorded related to this option totaled $69,000.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem”, “the company”, “we”, “us”, “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended June 30, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

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

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page 15 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Technology

Our technology is the ability to isolate human neural stem cells from most areas of the developing human brain and spinal cord and our technology includes the ability to grow them into physiologically relevant human neurons of all types. Our two issued core patents entitled: (i) Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals; and (ii) In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multi-potential CNS Stem Cell contain claims which cover the process of deriving the cells and the cells created from such process.

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

Research

We have devoted substantial resources to our research programs in order to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for therapeutic products. Our efforts to date have been directed at methods to identify, isolate and culture large varieties of stem cells of the human nervous system, and to develop therapies utilizing these stem cells. This research is conducted both internally and through the use of third party laboratory consulting companies under our direct supervision.

As of July 1, 2007, we had 5 full-time and 1 part-time employees. Of these employees, two are directly involved in research and development activities and four are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

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

In the third Quarter of 2006 we retained Quintiles, Inc. to assist with regulatory compliance, preparation of our first IND application, and patient enrollment for our first Human Trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be developed and in place well in advance. For instance, we can begin to identify, contact, and educate prospective patients as well as the treatment community. The expenses associated with their services are estimated to be $200,000 to $250,000 over a twelve month period. As of the date of this quarterly report, we have incurred expenses in the amount of $66,000 with regard to the services performed by Quintiles. We believe we will expend an additional $150,000 through the end of the current fiscal year.

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

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we feel that any trials will require at least 10 patients at an estimated cost of $100,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our operating results. Due to these uncertainties, we cannot reasonably estimate the size, nature, nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent, we will receive cash inflows from resulting products.

General and Administrative Expenses; Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase.

In May of 2007, we submitted an application to become listed on the American Stock Exchange (“AMEX”). As a result of the application, and the additional costs associated with Sarbanes Oxley compliance, we anticipate an increase in our historical general and administrative expenses relating to professional services (legal, accounting, audit) as well as internal costs associated with such compliance. At present, the fees associated with professional services are approximately $90,000 per month.

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

Stock Based Compensation --We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three Months Ended June 30, 2007 & 2006

	Three Months Ended June 30,
	2007	2006

Revenues	78,499	24,724
Operating Expenses	1,935,145	791,568

Operating Loss	(1,856,646)	(766,844)

Non-operating income (expense)	57,735	17,418
	(1,798,911)	(749,426)
Net Loss

RESULTS OF OPERATIONS

Result of Operations for the Three Months ending June 30, 2006 and 2007

Revenues for the three months ended June 30, 2007 and 2006 were $78,499 and $24,724 respectively. These amounts relate primarily to grant reimbursements for the three months ending June 30, 2007 and 2006. The increase in revenue in current periods was due to additional grant reimbursements.

Research and development expenses for the three months ended June 30, 2007 and 2006 were approximately $744,149 and $474,593, respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, stock option expense, research supplies and costs incurred in connection with specific research grants.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were approximately $1,178,015 and $303,581, respectively. The principal increase in expenses in 2007 versus 2006 is a result of increased payroll, legal (both patent and corporate), Stock option expenses, bad debt expense, and the establishment of an accrual for a management incentive program.

Other income (expense) for the three months ended June 30, 2007 and 2006 were approximately $57,735 and $17,418, respectively. The increase in 2007 relates to interest income derived from our higher cash deposit balance compared to prior period.

Net loss for the three months ended June 30, 2007 and 2006 was approximately $1,798,911 and $749,426 respectively.

Result of Operations for the six months ending June 30, 2006 and 2007

Revenues for the six month period ending June 30, 2007 were $260,324, compared with the prior year same period of $59,211.The increase in revenue is due to a licensing agreement and completion of a NIH grant in 2007.

Research and development expenses for the six month period ending June 30, 2007 and 2006 were approximately $1,626,639 and $ 824,592 respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, stock option expense, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the six month period ending June 30, 2007 and 2006 were approximately $ 1,432,167 and $ 451,732, respectively. The principal increase in expenses in the current period versus the same period last year is a result of increases in professional fees and expenses related to accountants, legal and business advisors, stock option expense and the introduction of an incentive bonus plan.

Non-operating income (expense) for the six month period ending June 30, 2007 and 2006 were $76,291 and $(389,749), respectively. The 2006 results include the cost of establishing a $388,401 liability for the issuance on new warrants related to covenants in that year’s issuance of common stock.

Net loss for the six month period ending June 30, 2007 and 2006 was approximately $2,748,153 and $1,633,650, respectively. The increased loss in the current periods is the result of the foregoing factors discussed.

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

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from our private placement offerings and the exercise of investor warrants. During the six months ended June 30, 2007, we raised through a private placement offering total net proceeds of $5,614,600 which are described in Notes 2 to our Financial Statements. In addition, we raised an additional $405,700 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents. Payments received by way of our grants and licensing agreements were $260,324 for the six months ended June 30, 2007. Interest earned on cash and cash equivalents equaled $76,961.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held at June 30, 2007 $5,698,653. Cash, cash equivalents, and cash at December 31, 2006 was approximately $ 1,807,000. The increase in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

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

Our currently monthly cash burn rate is $400,000. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months from June 30, 2007, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials in late 2007. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $400,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least 12 months from June 30, 2007. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

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

Since inception in 1996 and through June 30, 2007, the Company has raised in aggregate, approximately $46,639,687 capital and recorded accumulated losses totaling $41,340,878. On June 30, 2007, the Company had a working capital surplus of $5,176,471 and stockholder's equity of $5,298,809. Our net losses for the two most recent fiscal years have been $3,147,488 and $1,651,507 for 2006 and 2005 respectively. Our net loss for the three month period ended June 30, 2007 was $1,798,911. Revenues for the three months ended June 30, 2007 were $78,499.

The Company's ability to generate revenues and achieve profitability depends upon its ability to complete the development of its stem cell products, obtain the required regulatory approvals, manufacture, and market and sell its products. In part because of the Company's past operating results, no assurances can be given that the Company will be able to accomplish all or any these goals.

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

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately 12 months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of June 30, 2007, the Company had cash and cash equivalents on hand of $5,698,653. Presently, the Company has a monthly cash burn rate of approximately $400,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also result in a lower price for the Company's securities.

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

The Company's strategy for the development, clinical testing and commercialization of its proposed products is based on an outsource model. This model requires that the Company enter into collaborations with corporate partners, research institutions, scientific contractors and licensors, licensees and others in order to further develop its technology and develop products. In the event the Company is not able to enter into such relationships in the future, our: ability to develop products may be seriously hindered; or we would be required to expend considerable money and research to bring such research and development functions in house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house. Also, we are currently dependent on collaborators for a substantial portion of our research and development. Although our collaborative agreements do not impose any duties or obligations on us other than the licensing of our technology, the failure of any of these collaborations may hinder our ability to develop products in a timely fashion. By way of example, our collaboration with John Hopkins University, School of Medicine yielded findings that contributed to our patent application entitled Transplantation of Human Cells for Treatment of Neurological Disorder. Had the collaboration not have existed, our ability to apply for such patent would have been greatly hindered. We currently have 3 key collaborations. They are with:

•	The University of California, San Diego;

•	University of Central Florida; and

•	John Hopkins University.

As we are under no financial obligation to provide additional funding under any of these collaborations, our primary risk is that no results are derived from their research.

We intend to rely upon the third-party FDA-approved manufacturers for our stem cells. Should thes manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2007, we have issued an outstanding 29,161,105 common shares, 14,117,332 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 1,460,000 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, Accordingly, we will be entitled to issue up to 30,261,563 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Observations

In connection with the audit of our financial statements for the years ended December 31, 2004 and 2005, our independent auditor made several observations relating to our disclosure controls and procedures or internal controls. Specifically, our Auditor found deficiencies or weaknesses with the timely reporting of transactions and the documentation thereof. By way of example, in the past, the company has failed to document capital transactions when they occur, has failed to establish controls for document retention, and has failed to account for transactions using GAAP. Management acknowledges the existence of this problem, and believes it has put procedures in place to address them.

As part of managements attempts to strengthen our corporate governance and financial reporting, we have recently retained a chief financial officer.

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

In October 2006, Neuralstem filed a motion to dismiss, or in the alternative for summary judgment, arguing that its preclinical research activities are covered under the “safe harbor” provision of 35 U.S.C. § 271(e)(1) (the ‘“safe harbor” defense’). The parties agreed to stay substantive discovery in the case pending resolution of Neuralstem’s motion to dismiss based on the “safe harbor” defense. While limited discovery was on-going on the “safe harbor” defense, in response to submissions from Neuralstem, the Patent Office ordered reexamination of all four of the patents-in-suit owned by StemCells. The Patent Office found that there were “substantial new questions of patentability” with each claim of those patents.

In view of the reexamination proceedings, both parties agreed that a stay of the entire lawsuit was warranted. On June 25, 2007, Judge Alexander Williams, Jr. entered an order staying the entire litigation pending the outcome of the reexamination proceedings. It is not known when nor on what basis this matter will be concluded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information was previously reported in a Current Report filed on Form 8-K. Additionally, we incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our registration statement filed on form SB-2 on April 30, 2007.

We have relied on section 4(2) of the Securities Act with regard to the follow issuances:

•
On April 1, 2007, in consideration for the services to be rendered by John Conron, our Chief Financial Officer, we granted Mr. Conron a stock option to purchase 100,000 shares of our common stock. The option was issued pursuant to our 2005 Stock Plan. The exercise price per share is $3.15 and the option will expire on April 1, 2015. The option vests as follows:

i.	25,000 shall vest immediately; and

ii.	the remaining 75,000 shall vest at the end of each quarter from the date of grant so that 100% of the option shall be vested in 12 months subject to Mr. Conron's continued employment.

•
On April 12, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker options to purchase 20,000 shares of our common stock. The options were issued pursuant to our 2005 Stock Plan. The exercise price per share is $3.30 and the options will expire 7 years from the date of grant. The individual grants vest as follows:

i.	10,000 options vest upon the one month anniversary of joining the board; and

ii.	10,000 options vest quarterly through the year.

•
On June 5, 2007, in exchange for: (i) the acquisition of certain residual rights; and (ii) the cancellation of the Hi Med Technologies, Inc. licensing agreement, we issued Karl Johe, our Chairman and Chief Scientific Officer, warrants to purchase an aggregate of 3,000,000 shares of our common stock at a price per share of $3.01. The warrants expire 5 years from the date when they become exercisable. Additionally, the warrants will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The warrants vest as follows:

i.	1,000,000 warrants vest on October 31, 2010; and

ii.	2,000,000 warrants vest on October 31, 2011.

In addition to the warrants, we also made a one-time cash payment to Mr. Johe in the amount of $150,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 5, 2007, we entered into an agreement with Karl Johe, our Chairman and Chief Scientific Officer, whereby we issued warrants to purchase an aggregate of 3,000,000 common shares and made a one time payment of $150,000. Please see the discussion contained in Item 2. Entitled Unregistered Sales of Equity Securities and Use of Proceeds contained herein.

On June 28, 2007, upon a recommendation of our compensation committee, we: (i) amended our 2005 Stock Plan; and (ii) adopted a 2007 Stock Plan.

2005 Stock Plan Amendment: The primary effect of the amendment to our 2005 stock plan was to: (i) provide for the ability of the compensation committee to make stock grants; (ii) to prohibit the issuance of stock options below the market price on the date of issuance; and (iii) to clarify the procedure with regard to the exercise of options granted under the plan. The forgoing is qualified in its entirely by the amended and restated 2005 Stock Plan include as Exhibit 4.2(i) hereto.

2007 Stock Plan: Our 2007 stock plan provides for issuances of: (i) restricted stock grants; (ii) options; (iii) stock appreciation rights; and (iv) stock bonuses to our officers, directors, employees and consultants. Pursuant to the plan, all grants must be made at no less than the fair market value on the day of grant. We have reserved 6,150,000 common shares for issuance under the plan. We feel the terms of the 2007 Stock Plan are more in line with industry norms and will assist us in retaining qualified officers, directors and employees. The forgoing is qualified in its entirely by the amended and restated 2005 Stock Plan include as Exhibit 4.21 hereto.

Neither the 2005 Stock Plan Amendment nor the 2007 Stock Plan has been approved by our shareholders as of the date of this quarterly report.

On July 16, 2007, we adopted amended and restated bylaws by a unanimous vote of our board of directors as provided for in our certificate on incorporation and pursuant to the Delaware General Corporation Law. The primary effect of the amendment was to: (i) clarify the process for the submission of shareholder proposals; (ii) provide for a staggered board; and (iii) provide for the creation of committees as required by the AMEX rules pertaining to corporate governance. The forgoing is qualified in its entirety by the amended and restated bylaws include as Exhibit 3.2(i) hereto.

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

3.2(i)	Amended and Restated Bylaws of Neuralstem, Inc., adopted on July 16, 2007

4.2(i)	Amended and Restated 2005 Stock Plan adopted on June 28, 2007

4.21	Neuralstem, Inc. 2007 Stock Plan adopted on June 28, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC
Dated: August 14, 2007
/s/ I. Richard Garr
Chief Executive Officer and

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)