Form 10QSB
period 2007-09-30
Neuralstem, Inc.
filed 2007-11-13
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007
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

As of October 25, 2007 there were 30,037,744 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Balance Sheet as of September 30, 2007	3

	Statements of Operations
	Three months and Nine months ended September 30, 2007 and 2006	4

	Statements of Cash Flows
	Nine months ended September 30, 2007 and 2006	6

	Statements of Changes in Stockholders' Equity
	For the period from December 31, 2006 through September 30, 2007	5

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation	11

Item 3.	Controls and Procedures	23

PART II -	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders.	25

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

NEURALSTEM, INC.
BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash	$5,346,177	$1,807,041
Prepaid expenses	138,533	32,848
Due to/From Grant		6,043
Total current assets	5,484,710	1,845,932

Property and equipment, net	86,750	32,515
Other assets	43,272	35,940
Intangible assets, net	23,709	18,239

Total assets	$5,638,441	$1,932,626

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable, current portion	$8,114
Accounts payable and accrued expenses	857,475	351,962
Total current liabilities	865,589	351,962

Note payable, long-term portion	14,456	28,395
Total liabilities	880,045	380,357

STOCKHOLDERS' EQUITY

Common stock	300,227	260,116
Additional paid-in capital	47,219,997	39,734,878
Common stock payable		150,000
Accumulated deficit	(42,761,828)	(38,592,725)
Total stockholders' equity	4,758,396	1,552,269

Total liabilities and stockholders' equity	$5,638,441	$1,932,626

See accompanying notes to financial statments.

NEURALSTEM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Revenues	$45,733	$150,072	$306,057	$209,283

Operating expenses
Research and development costs	672,101	422,794	2,202,670	1,247,386
General, selling and administrative expenses	832,348	311,932	2,359,515	763,664
Depreciation and amortization	22,403	12,154	48,365	38,942
Total Operating expenses	1,526,852	746,880	4,610,550	2,049,992
Operating loss	(1,481,119)	(596,808)	(4,304,493)	(1,840,709)

Nonoperating income (expense)
Interest	59,397	24,218	136,358	61,381
Interest expense	(298)	(394)	(968)	(9,090)
Reversal of loss related to adjustment of warrants liability to fair value	-	388,401	-	-
Other expense	-	(26,505)	-	(56,320)
Total nonoperating income (expense)	59,099	385,720	135,390	(4,029)
Net loss	$(1,422,020)	$(211,088)	$(4,169,103)	$(1,844,738)

Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.15)	$(0.08)
Average number of shares of common stock outstanding	29,372,895	25,608,272	28,370,589	24,591,149

See accompanying notes to financial statments.

NEURALSTEM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from December 31, 2006 through September 30, 2007

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid-In	Accum.
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balance at December 31, 2006	-	$-	26,011,605	$260,116	$150,000	$39,734,878	$(38,592,725)	$1,552,269

Issuance of common stock for satisfaction of
of common stock payable			300,000	3,000	(150,000)	147,000		-

Issuance of common stock related to exercise
of warrants, $0.05 exercise price per share			69,000	690		2,760		3,450

Issuance of common stock related to exercise
of warrants, $0.50 exercise price per share			100,000	1,000		49,000		50,000

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $1.50 exercise price per share			201,500	2,015		300,235		302,250

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $2.00 exercise price per share			25,000	250		49,750		50,000

Issuance of common stock related to Private
Placement Offering, net of $440,100 in offering
related expenses, $2.50 per share			2,054,000	20,540		4,674,360		4,694,900

Issuance of common stock related to Private
Placement Offering, net of $80,300 in offering
related expenses, $2.50 per share			400,000	4,000		915,700		919,700

Vesting of officer/directors stock options for
395,128 shares of common stock, $1.08 fair
value per share						427,099		427,099

Vesting of warrants for 19,789 shares of
common stock, $2.33 fair value per share						46,224		46,224

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $1.50 exercise price per share			56,000	560		83,440		84,000

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $0.05 exercise price per share			4,000	40		160		200

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $1.10 exercise price per share			19,245	192		20,977		21,170

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $2.20 exercise price per share			50,000	500		99,500		100,000

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $0.50 exercise price per share			330,000	3,300		161,700		165,000

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $2.00 exercise price per share			50,000	500		99,500		100,000

Issuance of common stock related to exercise
of warrants related to Private Placement
of warrants, net cash exercise			339,394	3,394		(3,394)		(0)

Issuance of common stock related to exercise
of warrants related to Private Placement
Offering, $3.00 exercise price per share			13,000	130		38,870		39,000

Vesting of officer/directors stock options for
Quarter III						372,238		372,238

Net loss							(4,169,103)	(4,169,103)

Balance at September 30, 2007	-	-	30,022,744	$300,227	$-	$47,219,997	$(42,761,828)	$4,758,396

See accompanying notes to financial statements

NEURALSTEM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(4,169,103)	$(1,844,738)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	48,365	38,943
Stock and warrant based compensation	845,561	61,360
Changes in assets and liabilities:
Prepaid expenses	(105,685)	(37,831)
Other assets	(1,289)	(36,306)
Accounts payable and accrued expenses	505,513	(410,593)
Deferred compensation	-	(192,620)
Net cash used in operating activities	(2,876,638)	(2,421,785)

Cash flow from investing activities:
Capital outlay for intangible assets	(6,890)	-
Purchase of property and equipment	(101,179)	(44,893)
Net cash used in investing activities	(108,069)	(44,893)

Cash flows from financing activities:
Issuance of common stock	6,529,670	4,550,000
Payments on notes payable	(5,825)	(123,307)
Net cash provided by financing activities	6,523,845	4,426,693

Net increase in cash	3,539,138	1,960,015

Cash, beginning of period	1,807,041	526,381

Cash, ending of period	$5,346,179	$2,486,396

See accompanying notes to financial statments.

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The interim financial statements are unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary to present fairly the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of results that may be expected for any other interim period or for the full  year.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

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

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Our revenue is derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Research and Development

Research and development costs are charged to expense as they are incurred.

Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. Common equivalent shares from the exercise of stock options and warrants are excluded from the computation of diluted loss per share as their effect is antidilutive.

STOCK-BASED COMPENSATION

We have granted stock-based compensation awards to employees and board members.  Awards may consist of common stock, warrants, or stock options.  Our stock options and warrants have a ten year life.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

During the nine months ended September 30, 2007 we granted 653,333 options and 3,000,000 warrants.  In the similar period ended September 30, 2006 we granted no options or warrants.  We accrue related compensation expenses as our options vest in accordance with SFAS123(R), Share-Based Payment.  We recognized $845,561 and $61,360 stock-based compensation expense during the nine months ended September 30, 2007 and 2006, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the nine months ended September 30, 2007 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,400,000	$.50	1,180,836
Granted	653,333	3.08	962,364
Exercised	-
Forfeited	-

Outstanding at September 30, 2007	3,053,333	$.72	$2,143,200

Exercisable at September 30, 2007	1,327,500	$.88	$1,169,714

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, it does not believe that its adoption will have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its financial statements.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Note 3.   Stockholders’ Equity

During the third quarter of 2007, the Company raised $509,370 through conversion of warrants and stock options previous issued by the company. The company issued a total of 861,639 shares to the converting option and warrant holders at prices ranging from $.05 to $3.00

During September 2007, the Company granted 333,333 options on shares of common stock to the Company’s Chief Scientific Officer and Chairman of the Board as an incentive for this officer’s continued employment. The options vest in October 2011. The Company valued these warrants using the Black-Scholes option pricing model using the following assumptions: exercise price of $3.00, term of 4.5 years, volatility rate of 90% and discount rate of 4.25%. The total value of these warrants will be expensed over the vesting period. The company will begin to record the expense related to the options in October 2007.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem,” “the company,” “we,” “us,” “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares.”  The information contained herein is current as of the date of this quarterly report (September 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended September 30, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe,” “expect,” “seek,” “estimate,” “anticipate,” “intend,” “plan,” “budget,” “project,” “may likely result,” “may be,” “may continue” and other similar expressions.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•
the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2006 as filed with the SEC, and as it may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See"Risk Factors"set forth on page 16 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Neuralstem is focused on the development and commercialization of treatments based on transplanting human neural stem cells.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license four (4) issued patents and twelve (12) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions provides a competitive advantage and will facilitate the successful development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

This is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our product may not be able to successfully compete against them.

All of our research efforts to date are at the level of basic research or in the pre-clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia. We are headquartered in Rockville, Maryland.

In addition to our core tissue based technology we have begun developing a Small-Molecule compound. The company has performed preliminary in vitro and in vivo tests on the compound with regard to neurogenesis. Based on the results of these tests we have applied for a U.S. patent on the compound.

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

As of October 25, 2007, we had 5 full-time and 1 part-time employees. Of these employees, two are directly involved in research and development activities and four are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

Trends & Outlook

Revenue: Our revenue is currently derived from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2007, we are not concentrated on increasing revenue. Additionally, since we completed work with regard to our current grants, we will have no more grant revenue for the remainder of this year.

Long-term, we anticipate that grant revenue as a percentage of overall revenue will decrease and our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present, we are in our pre-clinical stage of development and as a result, we can not accurately predict when or if we will be able to produce a product for commercialization. Accordingly, we cannot accurately estimate when such a change in revenue composition will occur or if it will ever occur.

Research & Development Expense: Our research and development expenses consist primarily of costs associated with basic and pre-clinical research, exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense. However, we also incur expenses with third parties, including license agreements, third-party contract services, sponsored research programs and consulting expenses.

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

In the third Quarter of 2006 we retained Quintiles, Inc. to assist with regulatory compliance, preparation of our first IND application, and patient enrollment for our first human trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be developed and in place well in advance. For instance, we can begin to identify, contact, and educate prospective patients as well as the treatment community prior to commencing these trials.

Additionally, we anticipate hiring 5 additional technical personnel to assist with various grant and collaborative work. With regard to material and personnel costs, as the industry continues to mature and grow, we have seen increased demand for qualified personnel and suitable materials. Notwithstanding, we feel that our outsource model will provide us with some protection regarding fluctuating pricing.

Although we feel the above increase in personnel will be sufficient for our short term needs, the amount of monetary increases stemming from increased personnel and expenses as we move from pre-clinical to clinical state is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics underdevelopment by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we estimate that a trial for an individual indication such as Ischemic Spastic Paraplegia will require at least 10 to 12 patients at an estimated cost of $100,000 to $150,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our operating results. Due to these uncertainties, we cannot reasonably estimate the size, nature, nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent, we will receive cash inflows from resulting products.

General and Administrative Expenses: Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase.

On August 27, 2007, our common stock became listed on the American Stock Exchange (“AMEX”) under the ticker symbol “CUR.” As a result of the listing, and the additional costs associated with Sarbanes Oxley compliance, we anticipate an increase in our historical general and administrative expenses relating to professional services (legal, accounting, audit) as well as internal costs associated with such compliance.

We anticipate that general and administrative expense related to our core business will increase at a slower rate than that of similar companies making such transition do in large part to our outsourcing model.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Revenue Recognition --Our revenue, to date, has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets --We follow SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2005 no impairment losses were recognized.

Research and Development Costs --Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation --Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three Months Ended September 30, 2007 & 2006

	Three Months Ended September 30,
	2007	2006

Revenues	45,733	150,071
Operating Expenses	1,526,862	746,880
Operating Loss	(1,481,119)	(596,808)

Non-operating income (expense)	59,099	385,720

Net Loss	(1,422,020)	(211,088)

RESULTS OF OPERATIONS

Result of Operations for the Three Months ending September 30, 2006 and 2007

Revenues for the three months ended September 30, 2007 and 2006 were $45,733 and $150,071 respectively. These amounts include grant reimbursements of $15,733 and sales of our cells (tissue products) of $30,000 for the three months ending September 30, 2007. All revenue in 2006 was from grant reimbursements.

Research and development expenses for the three months ended September 30, 2007 and 2006 were $672,101 and $422,794, respectively. The increase in expenses in the current period consists mainly of payroll and payroll related expenses, stock option expense, research supplies and costs incurred in connection with specific research grants.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were approximately $832,348, and $311,932, respectively. The principal increase in expenses in 2007 versus 2006 is a result of increased payroll, legal (both patent and corporate), stock option expenses and the establishment of an accrual for a management incentive program.

Other income (expense) for the three months ended September 30, 2007 and 2006 were approximately $59,099, and $385,720, respectively. The quarter ended September 30, 2006 includes a $388,401 reversal of liability for the issuance of new warrants related to covenants in that year’s issuance of common stock. Other expense in 2006 was $2,681 net of the effect of the reversal. The increase in 2007 relates to interest income derived from our higher cash deposit balance compared to prior period.

With regard to the forgoing expenses, we have adjusted year to date expense classifications in order to make them consistent with those used in the current period.

Net loss for the three months ended September 30, 2007 and 2006 was approximately $1,422,020 and $ 211,088, respectively.

Result of Operations for the nine months ending September 30, 2007 and 2006

Revenues for the nine month period ending September 30, 2007 and 2006 were approximately $ 306,057 and $209,283, respectively. The increase in revenue is due to a licensing agreement, cell sales, and the substantial completion of a NIH grant in 2007.

Research and development expenses for the nine month period ending September 30, 2007 and 2006 were approximately $2,202,670 and $1,247,386, respectively. The increase in expenses in the current period consists mainly of payroll and payroll related expenses, stock option expense, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the nine month period ending September 30, 2007 and 2006 were approximately $2,359,515 and $763,664, respectively. The principal increase in expenses in the current period versus the same period last year is a result of increases in professional fees and expenses related to accountants, legal and business advisors, stock option expense and the introduction of an incentive bonus plan.

Non-operating income (expense) for the nine month period ending September 30, 2007 and 2006 were $135,390, and $(4,029), respectively. The largest factor influencing the increase in 2007 relates to interest income derived from our higher cash deposit balance compared to the same period in 2006.

With regard to the forgoing expenses, we have adjusted year to date expense calssifications in order to make them consistent with those used in the current period.

Net loss for the nine month period ending September 30, 2007 and 2006 was approximately $4,169,103, and $1,844,738, respectively. The increased loss in the current periods is the result of the foregoing factors discussed.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, it does not believe that its adoption will have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its financial statements.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the private placement of our securities and the exercise of investor warrants. During the nine months ended September 30, 2007, we raised $5,614,600, through the private placement of our securities. In addition, we raised an additional $1,026,069 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, sales of our cells (tissue), and interest earned on cash and cash equivalents. Payments received by way of our grants, cell sales and licensing agreements were $231,057, for the nine months ended September 30, 2007. Interest earned on cash and cash equivalents equaled $136,358.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held at September 30, 2007 was $5,346,176. Cash, cash equivalents, and cash at December 31, 2006 was approximately $1,807,041. The increase in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash and cash equivalents are limited. We expect to require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. Our currently monthly cash burn rate is $400,000. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months from September 30, 2007, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials in the first quarter of 2008. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $400,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least nine months from September 30, 2007. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares.

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

Since inception in 1996 and through September 30, 2007, the Company has raised in aggregate, approximately $47,520,224 capital and recorded accumulated losses totaling $ 42,761,828. On September 30, 2007, the Company had a working capital surplus of $4,619,121 and stockholder's equity of $4,758,396. Our net losses for the two most recent fiscal years have been $3,147,488 and $1,651,507for 2006 and 2005 respectively. Our net loss for the nine month period ended September 30, 2007 was $4,169,102. Revenues for the nine months ended September 30, 2007 were $306,057.

The Company's ability to generate revenues and achieve profitability depends upon its ability to complete the development of its stem cell products, obtain the required regulatory approvals, manufacture, and market and sell its products. In part because of the Company’s past operating results, no assurances can be given that the Company will be able to accomplish all or any these goals.

Although the Company has generated some revenue to date, the Company has not generated any revenue from the commercial sale of its proposed stem cell products. Since inception, the Company has engaged in several related lines of business and has discontinued operations in certain areas. For example, in 2002, the Company lost a material contract with the Department of Defense and was forced to close its principal facility and lay off almost all of its employees in an attempt to focus the Company’s strategy on its stem cell technology. This limited and changing history may not be adequate to enable you to fully assess the Company's current ability to develop and commercialize its technologies and proposed products, obtain approval from the U.S. Food and Drug Administration (“FDA”), achieve market acceptance of its proposed products and respond to competition. No assurances can be given as to exactly when, if at all, the Company will be able to fully develop, commercialize market, sell and derive material revenues from its proposed products in development.

The Company will need to raise additional capital to continue operations, and failure to do so will impair the Company's ability to fund operations, develop its technologies or promote its products.

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately nine months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of September 30, 2007, the Company had cash and cash equivalents on hand of $5,346,176. Presently, the Company has a monthly cash burn rate of approximately $400,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also resulting a lower price for the Company's securities.

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

The Company has concentrated its research on its stem cell technologies, and the Company's ability to generate revenue and operate profitably will depend on it being able to develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. The Company cannot guarantee that it will be able to develop its stem cell technologies or that such development will result in products or services with any significant commercial utility. The Company anticipates that the commercial sale of such products or services, and royalty/licensing fees related to its technology, will be the Company’s primary sources of revenues. If the Company is unable to develop its technologies, investors will likely lose their entire investment.

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

At present, the Company is not able to finance it operations through the sales of its product. Accordingly, the Company will be required to secure additional financing. If the Company is able to obtain such additional financings such financing may be dilutive to current shareholders. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 75,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the Company's stockholders.

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

The Company's strategy for the development, clinical testing and commercialization of its proposed products is based on an outsource model. This model requires that the Company enter into collaborations with corporate partners, research institutions, scientific contractors and licensors, licensees and others in order to further develop its technology and develop products. In the event the Company is not able to enter into such relationships in the future, our: ability to develop products may be seriously hindered; or we would be required to expend considerable money and research to bring such research and development functions in house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house. Also, we are currently dependent on collaborators for a substantial portion of our research and development. Although our collaborative agreements do not impose any duties or obligations on us other than the licensing of our technology, the failure of any of these collaborations may hinder our ability to develop products in a timely fashion. By way of example, our collaboration with John Hopkins University, School of Medicine yielded findings that contributed to our patent application entitled Transplantation of Human Cells for Treatment of Neurological Disorder. Had the collaboration not have existed, our ability to apply for such patent would have been greatly hindered. We currently have 4 key collaborations. They are with:

•	The University of California, San Diego;

•	University of Central Florida; and

•	John Hopkins University.

•	University of Michigan

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

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. We current have an agreement with Charles River Laboratories for the manufacturing and storage of our cells. The agreement is a paid for services agreement and does not require us to purchase a minimum amount of cells. In the event Charles River Laboratories fails to provide suitable cells, we would be forced to either manufacture the cells ourselves or seek other third party vendors. Should we be forced to manufacture our stem cells, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. In the event we must seek alternative third party suppliers, they may require us to purchase a minimum amount of cells, could be significantly more expensive than our current supplier, or could require other unfavorable terms. Any such event would materially impact our prospects and could delay our development. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications

General Risks Relating to the Company's Business

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

Risks Relating to the Company's Common Stock

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The volatility in our common share price may subject us to securities litigation.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of September 30, 2007, we have issued an outstanding 30,022,744 common shares, 13,700,420 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 1,054,667common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and 6,150,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 24,072,169 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Sac’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weakness.

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

As part of management's attempts to strengthen our corporate governance and financial reporting, we have recently retained a chief financial officer.

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

On September 19, 2007 the Company received notice that the United States Patent and Trademark Office (USPTO) has issued its first ruling in the reexamination of the four StemCells, Inc. patents requested by Neuralstem. The Patent Office issued an official rejection of each of the claims in all four of the patents that StemCells, Inc. attempted to assert against Neuralstem in its law suit. The Patent Office is rejecting the StemCells, Inc. patents based on additional prior art references that were not the focus of the Company’s reexamination request.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information was previously reported in a Current Report filed on Form 8-K. Additionally, we incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in: (i) our registration statement filed on form SB-2 on April 30, 2007; and (ii) our quarterly report file on Form 10-QSB for the period ended June 30, 2007.

•
On September 20, 2007, our Compensation Committee granted Karl Johe, our Chairman and Chief Scientific Officer, options to purchase an aggregate of 333.333 shares of our common stock at a price per share of $3.01 pursuant to our 2005 Stock Plan. The options expire 5 years from the date when they become exercisable. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The options vest on October 31, 2010.

•
On September 24, 2007, we issued 13,000 share of our common stock to Rubicon Global Holdings as partial payment for services rendered. The shares were issued in exchange for services valued at $39,000. We also granted Rubicon Global Holdings piggy back registration rights on any registration statement filed by the Company (excluding any registration statement filed on form S-8).

•
On October 31, 2007, the Company issued warrants to purchase 1,227,000 shares of common stock at a per share price of $2.75 to investors who participated in the Company’s March 2007 offering which was previously disclosed on the current report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2007. The warrants have a term of 5 years and are substantially identical to those warrants previously issued in the March 2007 offering. The Company agreed to include the common shares underlying the warrants in the Company’s next registration statement. The warrants were granted as an inducement for the investors to exercise their prior warrants as well as the waiver of certain anti-dilutive and participation rights provisions contained March 2007 stock purchase agreement and warrants. The Company hereby incorporates by reference the stock purchase agreement and form of warrant contained in the Company’s current report filed on Form 8-K on March 16, 2007. The Company relied on the exception from registration provided for in section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2007, our stockholders approved the following actions pursuant to Section 228 of the Delaware General Corporate Law (“DGCL”), which permits any action that may be taken at a meeting of the stockholders to be taken by the written consent to the action by the holders of the number of shares of voting stock required to approve the action at a meeting. The actions were approved by a vote of 15,538,895 shares of common stock. At the time of the action, there were 29,184,350 shares of our common stock issued and outstanding. Accordingly, the actions were approved by approximately 53% of the issued and outstanding shares entitled to vote.

With regard to the actions, the Company provided its stockholders of record on July 31, 2007, with written notice of the actions. The notification was sent to our shareholders on September 1, 2007, as provided for in the DGCL. At the time of the actions, the Company did not have any securities registered pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, we were not required to file an Information Statement of Form 14C with the Securities and Exchange Commission.

The actions taken by written consent were:

Amendment to 2005 Stock Plan: As previously disclosed in the Company’s quarterly report for the period ending June 30, 2007, the Company’s board of directors approved an amendment to the Company’s 2005 Stock Plan. The primary effect of the amendment was to: (i) provide for the ability of the compensation committee to make stock grants; (ii) to prohibit the issuance of stock options below the market price on the date of issuance; and (iii) to clarify the procedure with regard to the exercise of options granted under the plan. The forgoing is qualified in its entirely by the amended and restated 2005 Stock Plan filed as Exhibit 4.2(i) to the Company’s quarterly report filed on Form 10-QSB for the period ended June 30, 2007. Pursuant to the July 31, 2007 written consent, our shareholders ratified the amendment.

Adoption of 2007 Stock Plan: As previously disclosed in the Company’s quarterly report for the period ending June 30, 2007, the Company’s board of directors adopted the 2007 Stock Plan. The 2007 Stock Plan provides for issuances of: (i) restricted stock grants; (ii) options; (iii) stock appreciation rights; and (iv) stock bonuses to our officers, directors, employees and consultants. Pursuant to the plan, all grants must be made at no less than the fair market value on the day of grant. The Company reserved 6,150,000 common shares for issuance under the plan. The forgoing is qualified in its entirely by the 2007 Stock Plan filed as Exhibit 4.2(i) to the Company’s quarterly report filed on Form 10-QSB for the period ended June 30, 2007. Pursuant to the July 31, 2007 written consent, our shareholders ratified the adoption of the plan.

Election of Directors: The Company’s previous board of directors was reelected in its entirety to serve until the next annual meeting of the Company’s shareholders or until such director resigns or is removed. The reelected directors are:

I. Richard Garr,
Karl Johe,
Scott Ogilvie, and
William Oldaker

The Company hereby incorporates by reference the above directors biographical information as contained in the Company’s registration statement filed on Form SB-2 on April 30, 2007. The action was taken pursuant to the July 31, 2007 written consent.

Waiver of Annual Meeting: Having informed the shareholders that the only actions to be taken at a physical meeting of the shareholders was: (i) approval of the Amendment of the 2005 Stock Plan; (ii) adoption of the 2007 Stock Plan; and (iii) the reelection of the current directors, and that the Company had not received any shareholder proposals to be voted upon, the shareholders voted to waive the requirement of a physical annual meeting and conduct such actions via written consent. Pursuant to the July 31, 2007 written consent, our shareholders waived the requirement of a physical meeting.

Item 5. Other Information.

Subsequent Events

On October 26, 2007, the Company agreed to reduce the exercise price of the warrants issued in connection with the Company’s March 2007 offering (“March Offering”). Details of the March Offering were previously disclosed on Form 8-K on March 16, 2007. The reduction in the warrant price was negotiated by the Company’s placement agent and the investors. As a result of the reduction in the exercise price, all 17 investors who participated in the March Offering chose to exercise their warrants. As a result, the Company received gross proceeds of $3,374,250 from the exercise of these warrants.

As an additional inducement to exercise the prior warrants, and as additional consideration for the waiver of certain anti-dilution and participation rights, the Company issued the prior investors an identical warrant. The issuance is further described in the section of this report entitled “Unregistered Sale of Equity Securities and Use of Proceeds.” The warrants were issued on October 31, 2007, the closing date of the transaction.

In connection with the transaction, the Company paid T.R Winston & Company, LLC, its placement agent, fees in the amount of 8% of the gross proceeds received for its services with regard to the negotiation of the transaction terms. The Company also lowered the exercise price of the placement agent warrant received by T.R. Winston & Company, LLC in connection with the March Offering to $2.75.

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

NEURALSTEM, INC.

Date: November 13, 2007	/s/ I. Richard Garr
Chief Executive Officer and

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)