Form 10KSB
period 2007-12-31
Neuralstem, Inc.
filed 2008-03-27
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007
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

The issuer’s revenues for its most recent fiscal year is $306,057.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the Common Stock on February 27, 2008 was approximately $65,000,000. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 18, 2008 was 32,075,875.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Recent Development

On February 19, 2008, CJ CheilJedang Corporation (KSE: CJ CheilJedang hereafter "CJ") purchased an option to negotiate for the exclusive license to Neuralstem’s stem cell-products and technology after the company completes a successful human clinical trial. As part of the agreement, CJ purchased $2.5 million worth of Neuralstem common stock at $4.063 per share. The terms of the license will be negotiated after the first successful human trial. CJ’s potential exclusive markets will include: Korea, Indonesia, Philippines, Malaysia, Singapore and Vietnam, with a first right of negotiation for China and Japan. Neuralstem is planning to begin human clinical trials in 2008 with its stem cell products. Please refer to our Current Report filed on form 8-K on February 25, 2008 for a further description of the transaction.

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

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	our ability to develop a product

•	whether or not a market for our product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

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

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to the Company's Stage of Development

Since the Company has a limited operating history and has significantly shifted its operations and strategies since inception, you cannot rely upon the Company's limited historical performance to make an investment decision.

Since inception in 1996 and through December 31, 2007, the Company has recorded accumulated losses totaling $45,655,997. On December 31, 2007, the Company had a working capital surplus of $6,517,757 and stockholders' equity of $6,809,354. Our net losses for the two most recent fiscal years have been ($7,603,272) and ($3,147,487) for 2007 and 2006 respectively. Revenues for the twelve months ended December 31, 2007 were $306,057.

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

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this annual report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately 12 months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could affect cash requirements. As of December 31, 2007, the Company had cash and cash equivalents on hand of $7,403,737. Presently, the Company has a monthly cash burn rate of approximately $400,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also resulting a lower price for the Company's securities.

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

The Company is in its development stage and has not yet applied for approval by the FDA to conduct clinical trials. Even if the Company successfully files an Investigational New Drug Application (IND) and receives approval from the FDA to commence trials, the outcome of pre-clinical, clinical and product testing of the Company's products is uncertain, and if the Company is unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, the Company will be unable to commercially produce its proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, the Company's products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials of the Company's products, or those of licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm the Company's ability to generate revenues. In addition, the Company's proposed products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, the Company may have to delay or abandon efforts to research, develop or obtain regulatory approval to market its proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm the Company's ability to generate revenues, operate profitably or produce any return on an investment in the Company.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. The Company cannot yet accurately predict when it might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can the Company assure you that it will successfully complete any clinical trials in connection with any such IND application. Further, the Company cannot yet predict when it might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.  As a result, the Company cannot assure you that FDA approvals for any products developed by it will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of the Company's products and its ability to generate product revenue.

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

The Company's strategy for the development, clinical testing and commercialization of its proposed products is based on an outsource model. This model requires that the Company enter into collaborations with corporate partners, research institutions, scientific contractors and licensors, licensees and others in order to further develop its technology and develop products. In the event the Company is not able to enter into such relationships in the future, our: ability to develop products may be seriously hindered; or we would be required to expend considerable money and research to bring such research and development functions in house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house. Also, we are currently dependent on collaborators for a substantial portion of our research and development. Although our collaborative agreements do not impose any duties or obligations on us other than the licensing of our technology, the failure of any of these collaborations may hinder our ability to develop products in a timely fashion. By way of example, our collaboration with John Hopkins University, School of Medicine yielded findings that contributed to our patent application entitled Transplantation of Human Cells for Treatment of Neurological Disorder. Had the collaboration not have existed, our ability to apply for such patent would have been greatly hindered. As we are under no financial obligation to provide additional funding under any of our collaborations, our primary risk is that no results are derived from the research.

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

The loss of either of our key executive officers, Richard Garr and Karl Johe, would be significantly detrimental to us.

•	We currently do not maintain “key person” life insurance on the life of Mr. Garr. As a result, the Company will not receive any compensation upon the death or incapacity of this key individual;

•	We currently do maintain “key person” line insurance on the life of Mr. Johe. As a result, the Company will receive approximately $1,000,000 in the event of his death or incapacity.

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

Messrs. Garr and Johe have entered into seven (7) year employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company as much as $1,700,000 per contract, and immediate vesting of all outstanding options (1,200,000 shares each).

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

The following factors may add to the volatility in the price of our common shares:  actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

The Company has identified significant weaknesses with regard to its financial control procedures. We have not remediated material weaknesses and significant deficiencies in our internal control over financing reporting.

We have made improvements to our internal control procedures, nevertheless, we continue to have material weaknesses and significant deficiencies in our internal control over financial reporting. We have hired additional personnel and are attempting to address these weaknesses and deficiencies, but until these are resolved, there is a greater risk of material error with respect to our financial reporting. In addition, costs of compliance with Sarbanes-Oxley and the level of effort required to remediate these material weaknesses may materially impact our results of operations, as well as distract management and employees from performing their regular activities.

While we have reviewed the design effectiveness of our internal controls over the accuracy of our financial statements, we have not tested the operating effectiveness of our internal controls over financing reporting. In the event the controls are not operating as designed, the risk exists that the financial statements are materially misstated.

As further explained in the section of this report entitled “Controls and Procedures”, a review of the process level controls was completed during the year, resulting in significant changes, including the outsourcing of the majority of the accounting and financial reporting functions. New controls and procedures were created and most were implemented. However there was not sufficient time to completely test these new process level controls. Management believes, assuming operational effectiveness, the existing controls provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Additionally, a review of entity-level controls was completed by management, and based on management’s evaluation of the control environment; the size of the company; and the use of a third-party for the majority of financial and accounting activities; management considers the design of the entity-level controls to be sufficient, although the operational effectiveness has not been completely tested.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of December 31, 2007, we have issued and outstanding 31,410,566 common shares, 14,359,174 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 949,371 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and 6,150,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 22,130,919 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research, and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions provides a competitive advantage and will facilitate the successful development and commercialization of products for use in treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Stem cells have two defining characteristics: (i) they produce all the kinds of mature cells making up the particular organ; and (ii) they self renew — that is, some of the cells developed from stem cells are themselves new stem cells, thus permitting the process to continue again and again. Stem cells are known to exist for a number of systems of the human body, including the blood and immune system, the central and peripheral nervous systems (including the brain), the skin, bone, and even hair. They are thought to exist for many others, including the liver and pancreas endocrine systems, gut, muscle, and heart. Stem cells are responsible for organ regeneration during normal cell replacement and, to a greater or lesser extent, after injury.

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

We believe the potential markets for regenerative medicine based on our neural stem cell therapies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to neural cell transplantation and represent potential target markets for our products:

POTENTIAL U.S. PATIENT POPULATIONS
FOR NEURAL CELL-BASED THERAPIES

Medical Condition	Number of Patients *
Parkinson's Disease	1 million
Spinal-cord injuries	0.25 million
Amyotrophic Lateral Sclerosis	0.03 million

*These estimates are based on the most current patient estimates published by the following organizations as of April 2006; the Parkinson's Disease Foundation, the Parkinson's Action Network, the Foundation for Spinal Cord Injury Prevention, Care and Cure, and the Amyotrophic Lateral Sclerosis Association.

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

The only conditions to full funding of the grant are that we use the proceeds to further or research regarding depression and that we use the funds as budgeted. Notwithstanding, in the event of a budget variance, we can seek approval of such variance from the case manager and such variance would be funded provided the aggregate funding does not exceed the amount of the grant. We received an aggregate of $532,814 pursuant to this grant. All work has been completed.

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

Examples of such projects include:

University of California San Diego, San Diego, CA : In May of 2002, we initiated a research project with the University of California in San Diego for the purpose of researching the applicability of our technology to the treatment of Ischemic Spastic Paraplegia and traumatic spinal cord injury. The project is ongoing. The research yielded findings that contributed to our filing of patent entitled Transplantation of Human Cells for Treatment of Neurological Disorders.

John Hopkins University, School of Medicine, Baltimore, MD : In March of 2001 we initiated a research project with John Hopkins University, School of Medicine for the purpose of researching the applicability of our technology to the treatment of Amyotrophic Lateral Sclerosis and traumatic spinal cord injury. The project is ongoing. The research yielded findings that contributed to our filing of patent entitled Transplantation of Human Cells for Treatment of Neurological Disorders.

University of Southern Florida, Tampa, FL : In September of 2005 we initiated a research project with the University of Southern Florida for the purpose of researching the applicability of our technology to the treatment of Parkinson's Disease. The project is ongoing.

University of Central Florida, Orlando, FL : In March of 2006 we initiated a research project with the University of Central Florida for the purpose of researching the applicability of our technology to the treatment of spinal cord injuries. The project is ongoing.

University of Pennsylvania whereby we have entered into an agreement with the university to assist us in developing “A Feasibility and Safety Study of human Spinal Stem Cell Transplantation for the Treatment of Ischemic Spastic Paraplegia Due to Spinal Cord Ischemia.

Albany Molecular Research, Inc., whereby we have contracted with Albany to assist us in manufacturing small molecule neurogenises treatment using “Good Manufacturing Practice procedures.

Ricera Biosciences, LLC, whereby we have entered into an agreement whereby Ricera will assist us in performing toxicity tests on small molecule neurgenisis treatments.

The forgoing is not exhaustive and is only meant to provide a brief overview of the types of projects we are undertaking with third parties.

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

Our Intellectual Property

Our research and development is supported by our intellectual property. We currently own or have exclusive licenses to 4 patents and 13 patent applications pending worldwide in the field of regenerative medicine and stem cell therapy.

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

The following table identifies the issued and pending patents we own that we believe currently support our technology platform.

Patents Pending

Number	Country	Filing Date	Issue Date	Expiration Date	Title

2257068	CA	5/7/1997	N/A	N/A	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

2343571	CA	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

99948396.9	EP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

2000-574224	JP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

10/047,352	US	1/14/2002	N/A	N/A	STABLE NEURAL STEM CELLS

3790356.4	EP	12/5/2003	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

10/914,460	US	8/9/2004	N/A	N/A	USE OF FUSED IMIDAZOLES, AMINOPYRIMIDINES, ISONICOTINAMIDES, AMINOMETHYL PHENOXYPIPERIDINES AND ARYLOXYPIPERIDINES TO PROMOTE AND DETECT ENDOGENOUS NEUROGENESIS

11/281,640	US	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

200580039450	CN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

5851748.3	EP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2613/CHENP/2007	IN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

183092	IL	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007-543219	JP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

10-2007-7012097	KR	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

Number	Country	Filing Date	Issue Date	Expiration Date	Title

1-2007-501016	PH	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007122507	RU	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

200703490-3	SG	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-01216	VN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

20073078	NO	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

11/852,922	US	9/10/2007	N/A	N/A	Method for Discovering Neurogenic Agents

11/932,923	US	10/31/2007	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

Patents Issued

Number	Country	Filing Date	Issue Date	Expiration Date	Title
5,753,506	US	9/25/1996	5/19/1998	9/25/2016	ISOLATION PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

6,040,180	US	5/7/1997	3/21/2000	5/7/2017	IN VITRO GENERATION OF DIFFERENTIATED NEURONS FROM CULTURES OF MAMMALIAN MULTIPOTENTIAL CNS STEM CELLS

6,284,539	US	10/9/1998	9/4/2001	10/9/2018	METHOD FOR GENERATING DOPAMINERGIC CELLS DERIVED FROM NEURAL PRECURSORS

755849	AU	9/20/1999	4/3/2003	9/20/2019	STABLE NEURAL STEM CELL LINES

915968	EP	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	ES	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	FR	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	GB	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	IE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	SE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

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

For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS" beginning on page 2.

Employees

As of December 31, 2007, we had 7 full-time employees.. Of these employees three work on Research and development and four in administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

PROPERTIES

We currently lease two facilities.   Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 2,500 square feet for $7,940 per month. The term of our lease expires on January 31, 2009.

We have recently entered into a lease to secure approximately 900 square feet of research space in San Diego California at a monthly lease rate of $3,346. The lease terminates in August of 2009.

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

On September 19, 2007 the Company received notice that the United States Patent and Trademark Office (USPTO) has issued its first ruling in the reexamination of the four StemCells, Inc. patents requested by Neuralstem. The Patent Office issued an official rejection of each of the claims in all four of the patents that Stem Cell, Inc. attempted to assert against Neuralstem in its law suit. The Patent Office is rejecting the Stem Cell, Inc. patents based on additional prior art references that were not the focus of the Company’s reexamination request

‘SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a shareholder vote in the last quarter of 2007.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND
RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is traded in the American Stock Exchange under the symbol "CUR"

The following table sets forth the range of high and low prices for our common stock as reported by the NASDAQ website for the period that our stock has been trading. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price
Period	High	Low

2007
Fourth Quarter	$3.95	$2.25
Third Quarter(2)	$3.45	$2.20
Second Quarter	$4.17	$2.75
First Quarter	$3.36	$2.25
2006:
Fourth Quarter (1)	$3.01	$1.25

(1)	Our Common Stock was first quoted on December 20, 2006 on the over the Counter Bulletin Board.

(2)	On August 27, 2007, our Common Stock began trading on the American Stock Exchange under the ticker symbol “CUR”

As of March 18, 2008, the reported closing prices of our common stock was $2.38.

Holders

As of February 6, 2008 our common stock was held by approximately 820 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 13,148,951 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as filed with the SEC, and as it may be amended.

This annual report contains forward-looking statements that involve risks and uncertainties. See"Risk Factors"set forth on page 2 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our technology allows for cells to grow in cultured dishes, also known as in vitrogrowth, without mutations or other adverse events that would compromise their usefulness.

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

Trends & Outlook

Revenue: Our revenue is currently derived primarily from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2008, we are not concentrated on increasing revenue.

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

In 2006 we retained Quintiles, Inc. to assist with regulatory compliance, preparation of our first IND application, and patient enrollment for our first human trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be developed and in place well in advance. For instance, we can begin to identify, contact, and educate prospective patients as well as the treatment community prior to commencing these trials.

Additionally, we anticipate hiring 2 additional senior technical personnel to assist with various grant and collaborative work. With regard to material and personnel costs, as the industry continues to mature and grow, we have seen increased demand for qualified personnel and suitable materials. Notwithstanding, we feel that our outsource model will provide us with some protection regarding fluctuating pricing.

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

On August 27, 2007, our common stock became listed on the American Stock Exchange (“AMEX”) under the ticker symbol “CUR”. As a result of the listing, and the additional costs associated with Sarbanes Oxley compliance, we anticipate an increase in our historical general and administrative expenses relating to professional services (legal, accounting, audit) as well as internal costs associated with such compliance.

We anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition do in large part to our outsourcing model.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

 Use of Estimates—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition—Our revenues, to date, has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2007 no impairment losses were recognized.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation—The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We recognized $1,575,120 and $359,926 in Stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.

RESULTS OF OPERATIONS

Summary Income Statement for the Years ending December 31, 2007 and 2006

	Year Ending December 31,
	2007	2006

Revenues	$306,057	$265,759
Operating Expenses	6,673,629	3,427,369

Operating Loss	(6,367,572)	(3,161,610)

Non operating income	193,451	14,123

Net loss	$(6,174,121)	$(3,147,487)

Result of Operations for the Twelve Months ending December 31, 2007 and 2006

Revenues for the twelve months ended December 31, 2007 was $306,057 compared to $265,759 for the twelve months ended and December 31, 2006. These amounts relate primarily to grants, tissue sales and license fees. Revenue increased because there were no licensing or tissue revenues in 2006.

Research and development expenses for the twelve months ended December 31, 2007 were $3,440,129 compared to $1,660,321 for the twelve months ended December 31, 2006. The increase in expenses in the most recent twelve month period, consists mainly of payroll and payroll related expenses, research supplies and costs incurred to prepare the FDA application to begin human trials.

General, selling and administrative expenses for the twelve months ended December 31, 2007 were $3,201,443 compared to $1,715,125 for the twelve months ended December 31, 2006. The principal increase in expenses in 2007 versus 2006 is a result of the costs of patent litigation, its new listing on the American Stock Exchange, consequent costs to improve financial infrastructure, and comply with Sarbanes- Oxley regulations..

Other income for the twelve months ended December 31, 2007 was $193,451 compared to $56,320 for the twelve months ended December 31, 2006. Increased interest incomes on higher cash balances were responsible for the increase in 2007.

Net loss for the twelve months ended December 31, 2007 was $ (6,174,121) compared to $ (3,147,487) for the twelve months ended December 31, 2006. The increased loss in the current periods is the result of the foregoing factors discussed.

Significant New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosure of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48. We have determined that adoption of FIN 48 did not have any impact on our financial condition or results of operations. It is our policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issue Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires use to defer and capitalize nonrefundable advance payments made for goods or services to be use in research and developments activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the our future research and development contractual arrangements entered into on or after December 15, 2007.

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, “Accounting for Collaborative Arrangements.” The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our financial statements.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the private placement of our securities and the exercise of investor warrants. During the twelve months ended December 31, 2007, we raised $5,614,600, through the private placement offering as described in Note 2 to our Financial Statements. In addition, we raised an additional $4,567,008 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, sales of our cells (tissue), and interest earned on cash and cash equivalents. Payments received by way of our grants, cell sales and licensing agreements were $306,057, for the twelve months ended December 31, 2007. Interest earned on cash and cash equivalents equaled $193,451.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held at February 29. 2008 was $8,792,144. Cash, cash equivalents, and cash at December 31, 2007 was $ 7,043,737. The increase in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash and cash equivalents are limited. We expect to require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. Our currently monthly cash burn rate is $400,000. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 14 months from December 31, 2007, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials in the second Quarter of 2008. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $400,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least 12 months from December 31, 2007. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares.

MANAGEMENT

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 1, 2008. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position

I. Richard Garr	55	Chief Executive Officer, President, General Counsel and Director

Karl Johe, Ph.D.	47	Chief Scientific Officer, Chairman of the Board, and Director

Scott V. Ogilvie	53	Director

William Oldaker	66	Director

John Conron	57	Chief Financial Officer

Mr. I. Richard Garr, JD has been our Chief Executive Office, President, Board Director & Co-Founder since 1996. Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board member of the First Star Foundation, a children's charity focused on abused children's issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society.

Mr. Karl Johe, Ph.D. has been our Chief Scientific Officer, Chairman & Co-Founder since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem's granted stem cell patents and is responsible for strategic planning and development of the Company's therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry from the University of Kansas. Dr. Johe also received a Master's Degree from the University of Kansas and his doctorate was received from the Albert Einstein College of Medicine. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis.

Mr. Scott V. Ogilvie, has served on our board of directors since April 12, 2007. Mr. Ogilvie serves as CEO and President of Gulf Enterprises International, Ltd.. Gulf Enterprises International, Ltd, through its United States and Gulf Cooperative Counsel (“GCC”) operating partners and strategic shareholders, brings GCC regional as well as U.S. and international expertise, investment capital and operating platforms to the Middle East and North Africa markets in areas such as Infrastructure, Industrial, IT, Energy, Entertainment, Health Care and Real Estate. Mr. Ogilvie is also Managing Director & COO of CIC Group. Formed in 1995, CIC Group is a privately owned international financial services and investment holding company. Mr. Ogilvie began his career as a corporate and securities lawyer with Hill, Farrer & Burrill. Mr. Ogilvie has extensive public and private corporate board experience in finance, real estate, and technology companies. He is a founding member of the board of directors of the American Kuwaiti Alliance, a U.S. non profit corporation comprised of prominent Kuwaiti and U.S. companies and institutions. Mr. Ogilvie received his BSBA-Finance degree from the University of Denver and holds his JD from the University of California, Hastings College of Law.

Mr. William Oldaker, has served on our board of directors since April 12, 2007. Mr. Oldaker is a founder and partner in the Washington, D.C. law firm of Oldaker, Biden & Belair, LLP. Prior to founding the firm in 1993, Mr. Oldaker was a partner in the Washington office of the law firm of Manatt, Phelps and Phillips from 1987 to 1993. In 2004, Mr. Oldaker was a founder of WashingtonFirstBank in Washington, D.C. and serves as a member of the board of directors. He previously served as a director of Century National Bank, from 1982 until its acquisition in 2001. Mr. Oldaker was appointed by President Clinton to serve as a commissioner on the National Bioethics Advisory Commission, a post he held until 2001. He is a member of the Colorado, D.C. and Iowa Bar Associations, the Bar Association for the Court of Appeals, D.C., and the Bar of the United States Supreme Court. He is also a partner in The National Group, a consulting firm.

Mr. John Conron has served as our Chief Financial Officer effective April 1, 2007. Mr. Conron, a Certified Public Accountant, joins the Company after 30 plus years in the field of corporate finance. Since 2003, Mr. Conron has been consulting early stage companies by providing critical outsource CFO functions such as implementation of accounting systems, creation and monitoring of internal controls, Sarbanes Oxley compliance, audit preparation, financial modeling and strategic planning. Prior to his work as a consultant, Mr. Conron worked for Cyberstar, Inc., a wholly owned subsidiary of Loral Space & Communications, Inc., where he held the position of CFO from 2000 to 2003. Mr. Conron joined Cyberstar from Transworld Telecommunications, Inc., a Qualcom spin-off which offered telecommunication services in Russia, where he served as CFO.

Mr. Conron also served as CFO and on the board of directors of Mercury Communications in London. Mercury is a European subsidiary of Cable & Wireless.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for our last two most recent completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Neuralstem, Inc. who earned over $100,000 in salary and bonus during the last two most recently completed fiscal year ended December 31, 2007 and December 31, 2006 (together the “Named Executive Officers”).

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)	Option Award ($) (f)(2)		Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)		Total ($) (j)

I. Richard Garr
Chief Executive Officer (Principal Executive Officer)	2007	$357,000		26,750		-	-		-	-	33,384		417,134
	2006	$336,750	(3)	186,146	(5)	-	-		-	-	31,614		554.510

Dr. Karl Johe
Chief Scientific Officer	2007	$345,000	(6)	26,750		-	570,478	(8)	-	-	207,384	(7)	636,612
	2006	$425,250	(4)	186,146	(5)	-	-		-	-	31,614		643,010

John Conron Chief Financial Officer	2007	$80,000		10,000		-	315,000		-	-	-		405,000
	2006	$-		-		-	-		-	-	-		-

Merrill Solomon	2007	$141,000		11,750		-			-	-	26,655		179,405
	2006	$132,000		-		-			-	-	31,614		163,614

(1) Includes automobile allowance, perquisites and other personal benefits.
(2) For additional information regarding the valuation of Option Awards, refer to Note 2 of our financial statements in the section captioned “Stock Options.”
(3) Includes $312,750 paid pursuant to employment agreement and $24,000 of 1099 income for partial year service as general counsel.
(4) Includes $300,750 paid pursuant to employment agreement and $124,500 of 1099 of income for certain additional work performed in connection with our grants.
(5) Includes bonus for 2005 and 2006 in the amounts of $60,000 and $126,146 respectively.
(6) Includes $321,000 paid pursuant to employment agreement and $24,000 of 1099 income for certain additional work performed in connection with our grants.
(7) Includes $150,000 paid in connection to termination of Hi-Med Licensure Agreement and assignment of intellectual property residual rights.
(8) Includes 333,333 options awarded on September 20, 2007. This item does not include warrants granted in connection with the termination of Hi-Med Licensure Agreement and assignment of intellectual property residual rights.

EMPLOYMENT AGREEMENTS
AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Agreement with I. Richard Garr

On November 1, 2005, we entered into an amendment to the employment agreement with Richard Garr, our Chief Executive Officer and President. The agreement provides for annual compensation in the amount of $240,000 and extends his term of employment until October 31, 2012. Additionally, the agreement provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The agreement also provides for an industry standard bonus upon the formation of a compensation committee by the company.

In January of 2006, we amended the terms of the agreement to include the duties of General Counsel for which Mr. Garr is paid an additional $36,000. In April of 2006, we again amended Mr. Garr's agreement to provide an additional raise to his base salary. After taking into account both amendments, Mr. Garr's annual salary is $357,000. All other terms of the agreement remained the same.

On January 16, 2008, our Compensation Committee approved the amendment of Mr. Garr’s employment agreement with the Company. Effective January 1, 2008, Mr. Garr’s annual salary was increased to $407,000. In additional, the Compensation Committee approved a bonus award of up to 85% of Mr. Johe’s base salary for the year ending on December 31, 2008 in the event certain objectives are achieved.

The agreement also provides for severance (“Termination Provisions”) in an amount equal to the greater of: (i) the aggregate compensation remaining on his contract; or (ii) $1,000,000, in the event Mr. Garr is terminated for any reason. In the event of termination, the agreement also provides for the immediate vesting of 100% of stock options granted to Mr. Garr during his term of employment. These termination provisions apply whether employee is terminated for “cause” or “without cause.” Additionally, in the event employee voluntarily terminates his employment following a change in control and material reassignment of duties, he will also be entitled to the termination provisions under the contract. In the event of early termination, the Termination Provisions will require us to make a substantial payment to the employee. By way of example, such payments would be approximately as follows:

Termination Date	Amount of Payment (1)

October 31, 2008	$1,628,000

October 31, 2009	$1,221,000

October 31, 2010 until the end of Contract	$1,000,000

(1)	Assumes payment of annual salary of $407,000 and a monthly automobile allowance of $500.00. Does not include health benefits, bonuses or increase in annual salary.

Mr. Garr's agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with Karl Johe, Ph.D .

On November 1, 2005, we entered into an amendment to the employment agreement with Karl Johe, Ph.D., our Chief Scientific Office and Chairman of the Board. The agreement provides for a minimum annual compensation in the amount of $240,000 and in no event less than the salary of the Chief Executive Officer. The agreement also extends his term of employment until October 31, 2012. Additionally, the agreement provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The agreement also provides for an industry standard bonus upon the formation of a compensation committee by the company.

In April of 2006, we amended Dr. Johe's employment agreement to provide for a base salary of $321,000. All other terms of the agreement remained the same.

On January 16, 2008, our Compensation Committee approved the amendment of Mr. Johe’s employment agreement with the Company. Effective January 1, 2008, Mr. Johe’s annual salary was increased to $396,000. In additional, the Compensation Committee approved a bonus award of up to 85% of Mr. Johe’s base salary for the year ending on December 31, 2008 in the event certain objectives are achieved.

The agreement also provides for severance (“Termination Provisions”) in an amount equal to the greater of: (i) the aggregate compensation remaining on his contract; or (ii) $1,000,000, in the event Mr. Johe is terminated for any reason. In the event of termination, the agreement also provides for the immediate vesting of 100% of stock options granted to Mr. Johe during his term of employment. These termination provisions apply whether employee is terminated for “cause” or “without cause.” Additionally, in the event employee voluntarily terminates his employment following a change in control and material reassignment of duties, he will also be entitled to the termination provisions under the contract. In the event of early termination, the Termination Provisions will require us to make a substantial payment to the employee. By way of example, such payments would be approximately as follows:

Termination Date	Amount of Payment (1)

October 31, 2008	$1,584,000

October 31, 2009	$1,188,000

October 31, 2010 until end of Contract	$1,000,000

(1)	Assumes payment of annual salary of $396,000 and a monthly automobile allowance of $500.00. Does not include health benefits, bonuses or increase in annual salary.

Dr. Johe's agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with John Conron.

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

On January 16, 2008, our Compensation Committee approved the amendment of Mr. Conron’s employment agreement with the Company. Effective April 1, 2008, Mr. Conron’s annual salary will increase to $225,000 and he will be entitled to a monthly automobile allowance of $500. In additional, the Compensation Committee approved a bonus award of up to 35% of Mr. Conron’s base salary for the year ending on December 31, 2008 in the event certain objectives are achieved.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options; stock that has not vested; equity incentive; and awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year.
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un- earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

I. Richard Garr
Chief Executive & Financial Officer (Principal Executive &General Council)	600,000		600,000	(1)	$.50	7/28/15

Karl Johe (3)			333,333	(4)	$3.01	9/20/17
Chief Scientific Officer	600,000		600,000	(1)	$.50	7/28/15

John Conron Chief Financial Officer	81,250		18,750	(2)	$3.15	4/1/15

(1) The Options were granted pursuant to our 2005 Stock Plan. The options vest annual at a rate of 300,000 per year. The applicable vesting dates are July 28, 2006, 2007, 2008 and 2009.

(2) The Options were granted pursuant to our 2005 Stock Plan. 25,000 options vest on April 1, 2007 and the remaining 75,000 options vest at a quarterly rate of 18,750 per quarter. The applicable vesting dates are July 1, 2007,October 1, 2007, January 1, 2008 and April 1, 2008.

(3) Outstanding equity awards for Mr. Johe do not include warrants to purchase an aggregate of 3,000,000 shares of the issuers common stock that were issued on June 5, 2007. For a further description of the warrants, please refer to the section of this report entitled “Transactions and Business Relationships with Management and Principal Shareholders.”

(4) On September 20, 2007, our Compensation Committee granted Karl Johe, our Chairman and Chief Scientific Officer, options to purchase an aggregate of 333.333 shares of our common stock at a price per share of $3.01 pursuant to our 2005 Stock Plan. The options expire 5 years from the date when they become exercisable. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The options vest on October 31, 2010. The Option have a value of $570,478.

COMPENSATION OF DIRECTORS

Fiscal Year Ended December 31, 2007

For the fiscal year ended December 31, 2007, we have adopted a compensation plan for individuals serving on our board of directors. Pursuant to the plan, each eligible director shall receive:

•
Options to purchase 20,000 shares of common stock upon joining the board. The options shall vest as follows: (i) 10,000 shall vest on the one month anniversary of joining the Board; and (ii) 10,000 shall vest quarterly over a one year period commencing on the date such Director joins the Board;

•
Each Director will receive, starting on their first year anniversary of service and each subsequent anniversary thereafter, options to purchase 10,000 shares of common stock. These annual stock option awards will vest quarterly during the year; and

•	Each Director will receive options to purchase an additional 5,000 shares for each committee on which he or she serves. These special grant options will vest quarterly during the year.

The exercise price for the options to be granted to the directors shall be the market price of the stock on each applicable grant date.

Fiscal Year Ending December 31, 2008

Commencing on January 1, 2008, the compensation committee has revised director compensation plan. Starting January 1, 2008, each eligible director shall receive:

Option Grants

First Year Grant: Upon joining the board, individual will receive options to purchase 45,000 common shares. The options shall vest as follows: (i) 25,000 shall vest on the one month anniversary of joining the Board; and (ii) 20,000 shall vest quarterly over a one year period commencing on the date such Director joins the Board. For purpose of the First Year option grant, all current eligible directors will be considered “First Year” directors and be eligible for such grant;

Annual Grant. starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 20,000 shares of common stock. These Annual Grants will vest quarterly during the year; and

Committee Grant. Each Director will receive options to purchase an additional 5,000 shares for each committee on which he or she serves. These Committee Grants will vest quarterly during the year.

Cash Compensation

Board Retention Amount. Each director shall receive $20,000 annual as a board retainer. The retainer shall be payable quarterly commencing on January 1, 2008.

Committee Retainer. In addition to the Board Retention Amount, each director serving on a committee shall receive an additional $5,000 per committee on which he serves.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Oldaker
Independent Director(1)			$22,756				$22,756
Audit Committee(2)			$7,174				$7,174
Compensation Committee(2)			$7,174				$7,174
Nomination Committee(2)			$7,174				$7,174

Scott Ogilvie
Independent Director(1)			$22,756				$22,756
Audit Committee(2)			$7,174				$7,174
Compensation Committee(2)			$7,174				$7,174
Nomination Committee(2)			$7,174				$7,174

(1)
On April 12, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker options to purchase 20,000 shares of our common stock.  The options were issued pursuant to our 2005 Stock Plan.  The exercise price per share is $3.30 and will expire 7 years from the date of grant.  The individual grants vest as follows: (i) 10,000 options vest upon the one month anniversary of joining the board; and (ii) 10,000 options vest quarterly through the year.

(2)
On May 16, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker, options to purchase 15.000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2005 Stock Plan. The exercise price per share is $3.83 and the options vest quarterly over the year.

CORPORATE GOVERNANCE

In compliance with the listing requirements of the American Stock Exchange, we have established 3 corporate governance committees comprising of the: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nomination Committee.

AUDIT COMMITTEE

The Company has established a designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs Ogilvie and Oldaker. The Audit Committee of the Board of Directors assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The Committee's purpose is to oversee the accounting and financial reporting processes of the Company, the audits of the Company's financial statements, the qualifications of the public accounting firm engaged as the Company's independent auditor to prepare or issue an audit report on the financial statements of the Company, and the performance of the Company's internal audit function and independent auditor. The Committee reviews and assesses the qualitative aspects of financial reporting to shareholders, the Company's processes to manage business and financial risk, and compliance with significant applicable legal, ethical, and regulatory requirements. The Committee is directly responsible for the appointment (subject to shareholder ratification), compensation, retention, and oversight of the independent auditor.

Our board of directors has determined that Mr. Ogilvie is an “audit committee financial expert” within the meaning of SEC rules.  An audit committee financial expert is a person who can demonstrate the following attributes:  (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

COMPENSATION COMMITTEE

The Compensation Committee's role is to discharge the Board's responsibilities relating to compensation of the Company's executives and to oversee and advise the Board on the adoption of policies that govern the Company's compensation and benefit programs. Messrs Ogilvie and Oldaker are the members of the Compensation Committee.

NOMINATING COMMITTEE

The Nomination and Corporate Governance Committee reviews and evaluates the effectiveness of the Company's executive development and succession planning processes, as well as providing active leadership and oversight of these processes, and oversight of the Company's corporate governance policies. The Nomination and Corporate Governance Committee also evaluates and recommends nominees for membership on the Company's board of directors and its committees. Messrs Ogilvie and Oldaker are the members of the Nomination Committee.

INDEPENDENT DIRECTORS

Our board of directors has determined that Messrs Ogilvie and Oldaker are each “independent” as that term is defined by the American Stock Exchange (“AMEX”).  Under the AMEX definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 by the company during the current or past three fiscal years; or (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years.   Messrs Ogilvie and Oldaker are the sole members of our: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nomination Committee. The Company has determined that both Mr. Ogilvie and Mr. Oldaker are independent directors.

CLASSIFICATION OF DIRECTORS AND CHANGE OF CONTROL

Our Board of Directors consists of four members. On July 16, 2007, the Company amended its bylaws to provide for a staggered board. Commencing in 2008, all directors shall serve for staggered three-year terms and are elected for a new three-year term at the annual meeting of the stockholders.

Pursuant to amended bylaws, we have a classified board of directors divided into three classes with staggered three-year terms. Only one class of directors may be elected each year, while the directors in the other classes continue to hold office for the remainder of their three-year terms. Each class of the Board is required to have approximately the same number of directors. The Board may, on its own, determine the size of the exact number of directors on the Board and may fill vacancies on the Board. The procedure for electing and removing directors on a classified board of directors generally makes it more difficult for stockholders to change control of the Company by replacing a majority of the classified Board at any one time, and the classified board structure may discourage a third party tender offer or other attempt to gain control of the Company and may maintain the incumbency of directors. In addition, under our amended bylaws, directors may only be removed by from office by a vote of the majority of the shares then outstanding and eligible to vote.

The bylaws contain advance notice procedures with respect to stockholder proposals and further limit stockholder rights to nominate candidates for election as directors. These provisions may discourage stockholders from nominating directors or bringing any other business at a particular meeting if the stockholders do not follow the proper procedures. In addition, the procedures may

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange and are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2007:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
William Oldaker	Form 3 - Initial Statement of Beneficial Ownership	1

Karl Johe	Form 4 - Statement of Change in Beneficial Ownership	2

CODE OF ETHICS

We have adopted a "Code of Ethics for Directors, Officers and Employees" that applies to all employees, including our executive officers. A copy of our code can be viewed on our website at www.neuralstem.com.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our 2005 & 2007 Stock Plans as of December 31, 2007.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2005 Stock Plan, as amended	3,200,659	$1.19	799,344
2007 Stock Plan	0	N/A	6,150,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,200,659	$2.59	6,949,344

2005 Stock Plan as amended

Our board of directors adopted the 2005 Stock Plan on July 27, 2005, and it was subsequently approved by our stockholders. The 2005 Stock Plan provides for the grant of stock options or stock to our employees, directors, and consultants of up to 4,000,000 common shares. On June 26, 2008, the Company’s board of directors approved an amendment to the Company’s 2005 Stock Plan. The primary effect of the amendment was to: (i) provide for the ability of the compensation committee to make stock grants; (ii) to prohibit the issuance of stock options below the market price on the date of issuance; and (iii) to clarify the procedure with regard to the exercise of options granted under the plan. On July 31, 2007 the Company’s shareholders ratified the amendment. As of February 29, 2008 options to purchase a total of 3,200,659 shares of common stock were outstanding under the 2005 Stock Plan at a weighted average exercise price of $1.19 per share. At February 29, 2008, 2,749,344 shares of our common stock remained available for future issuance under our 2005 Stock Plan.

2007 Stock Plan:

On June 26, 2008, the Company’s board of directors adopted the 2007 Stock Plan. The 2007 Stock Plan provides for issuances of: (i) restricted stock grants; (ii) options; (iii) stock appreciation rights; and (iv) stock bonuses to our officers, directors, employees and consultants. Pursuant to the plan, all grants must be made at no less than the fair market value on the day of grant. The Company reserved 6,150,000 common shares for issuance under the plan. On July 31, 2007, the Company’s shareholders ratified the amendment.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

A review of the process level controls was completed, resulting in the identification of control design gaps. New controls and procedures were implemented by December 31, 2007 to mitigate the identified design gaps except as described below; however, there was not sufficient time to test our newly implemented process level controls. Management believes that together with the newly implemented controls, assuming operational effectiveness, the controls provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In light of the material weaknesses described below, in preparing our financial statements at and for the fiscal year ended December 31, 2007, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1. Wire payment transaction controls – Based on the process design for completing wire payment transactions, it was possible that unauthorized wire transactions could have been completed without a preventative control in place. In addition, approval forms and supporting documentation were not consistently maintained during the year. Detective controls, such as bank reconciliations, were in place and we believe that no unauthorized wires were made during 2007 and the process is being redesigned in 2008.

2. Lack of qualified personnel to separately prepare and review all journal entries – Much effort was undertaken in 2007 to make sure appropriate segregation of duties were in place for key accounting functions, including the contracting with a third-party provider to process accounting transactions and maintain the accounting systems. However, some more complicated transactions could only be completed by the CFO as the most qualified person to prepare the journal entries. This left the CFO as both the preparer and reviewer of these transactions.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2007, management took the following actions:

•
The Company instituted a number of entity level controls during the year including appointment of independent directors, establishment of Audit, Compensation and Nominating Committees (composed of independent directors), adoption of Ethics Codes, and creation of an independent Compliance Officer. In addition the Board instituted a formal Internal Control policy and Compensation Policy.

•	The company contracted with an outside service provider to process financial transactions, operate its financial systems, prepare payroll, and provide accounting support.
•	The Company has implemented procedures whereby all changes to computer master files are reviewed and approved by Management.
•	The Company has replaced its financial software to improve the safety and integrity of its financial information, enable control of its master files, and provide enhanced management reporting.
•	The company has assessed and documented its financial reporting procedures.
•	The company replaced its IT infrastructure and turned over its operation to a third party.

Management completed a review of the design effectiveness of the process control improvements that were implemented. Although the company was unable to assess, as of and prior to December 31, 2007, the operating effectiveness of these control improvements, Management believes, assuming operational effectiveness, the controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      Other than the aforementioned changes during fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Neuralstem, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. However, due to the timing of many of the changes to the processes and internal controls, management’s assessment was limited to a risk assessment and a review of the design effectiveness of the entity level and financial reporting controls. Accordingly, while management’s assessment is that the design of controls is adequate, except as noted herein, since the controls were not completely tested in accordance with the COSO standards. We have determined that our controls over financial reporting were ineffective.

Based on this assessment, management identified the following material weaknesses in the Company’s internal control as of December 31, 2007:

• Wire payment transaction controls - Based on the process design for completing wire payment transactions, it was possible that unauthorized wire transactions could have been completed without a preventative control in place. In addition, approval forms and supporting documentation were not consistently maintained during the year. Detective controls, such as bank reconciliations, were in place and we believe that no unauthorized wires were made during 2007 and the process is being redesigned in 2008.

• Lack of qualified personnel to separately prepare and review all journal entries - Much effort was undertaken in 2007 to make sure appropriate segregation of duties were in place for key accounting functions, including the contracting with a third-party provider to process accounting transactions and maintain the accounting systems. However, some more complicated transactions could only be completed by the CFO as the most qualified person to prepare the journal entries. This left the CFO as both the preparer and reviewer of these transactions.

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

The following table sets forth information regarding beneficial ownership of our capital stock as of February 20, 2008 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

	Common Stock
Name	Amount(1)%
Karl Johe (2)	2,369,484	7.39
Stanley Westreich (3)	2,231,404	6.96
Merrill Solomon (4)	2,177,097	6.79
Richard Garr (5)	1,973,084	6.15
William Oldaker (6)	132,200	0.41
John Conron (7)	110,000	0.34
Scott Ogilvie (8)	35,000	0.11

Executives Officers and Directors as a Group	6,796,865	21.19

Pursuant to

(1)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 32,075,875 shares of common stock issued and outstanding as of March 18, 2008.

(2)	Includes 1,769,484 common shares and 600,000 vested options.
(3)	Includes 2,031,404 common shares and 200,000 vested options
(4)	Includes 2,057,097 common shares and 120,000 vested options.
(5)	Includes1,373,084 common shares and 600,000 vested options
(6)	Includes 37,200 common shares, 88,750 vested options, and 6,250 options will vest in the next 60 days
(7)	Includes 10,000 common shares, 81,250 vested options and 18,750 options will vest in the next 60 days
(8)	Includes 28,750 vested options, and 6,250 options will vest in the next 60 days

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Summarized below are certain transactions and business relationships between Neuralstem and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2007 or which have been proposed since December 31, 2007:

•
On April 1, 2007, in consideration for the services to be rendered by John Conron, our Chief Financial Officer, we granted Mr. Conron stock options to purchase 100,000 shares of our common stock. The exercise price per share is $3.15 and will expire on April 1, 2015.  The stock options will vest as follows:

i.	25,000 options shall vest immediately; and

ii.	the remaining 75,000 shall vest at the end of each quarter from the date of grant so that 100% of the options shall be vested in 12 months subject to Executive continued employment.

•
On April 12, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker options to purchase 20,000 shares of our common stock.  The options were issued pursuant to our 2005 Stock Plan.  The exercise price per share is $3.30 and will expire 7 years from the date of grant.  The individual grants vest as follows:

i.	10,000 options vest upon the one month anniversary of joining the board; and

ii.	10,000 options vest quarterly through the year.

•
On May 16, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker, options to purchase 15.000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2005 Stock Plan. The exercise price per share is $3.83 and the options vest quarterly over the year.

•
On June 5, 2007, in exchange for: (i) the acquisition of certain residual rights; and (ii) the cancellation of the Hi Med Technologies, Inc. licensing agreement, we issued Karl Johe, our Chairman and Chief Scientific Officer, warrants to purchase an aggregate of 3,000,000 shares of our common stock at a price per share of $3.01 and expire 5 years from the date when they become exercisable.  Additionally, the warrants will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.   The warrants vest as follows:

i.	1,000,000 warrants vest on October 31, 2010; and
ii.	2,000,000 warrants vest on October 31, 2011.

                In addition to the warrants, we also made a one-time cash payment to Mr. Johe in the amount of $150,000.

•
On September 20, 2007, our Compensation Committee granted Karl Johe, our Chairman and Chief Scientific Officer, options to purchase an aggregate of 333.333 shares of our common stock at a price per share of $3.01 pursuant to our 2005 Stock Plan.  The options expire 5 years from the date when they become exercisable.  Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.   The option vests on October 31, 2010.

•
On January 21, 2008 the Compensation Committee approved a new board compensation plan effective January 1, 2008. Please refer to the section entitled “Compensation of Directors” contained herein for a description of such plan.

•
On January 21, 2008, the Compensation Committee approved to amend the employment contracts of Messrs, Garr, Johe and Conron. The amendment for Messrs Garr and Johe are effective as of January 1, 2008. The amendment of Mr. Conron is effective on April 1, 2008. For a further description of such amendments, please refer to the section of this report entitled “Employment Agreements and Change in Control Arrangements.”

•	On January 21, 2008, pursuant to our 2007 Stock Plan, the Compensation Committee approved the issuance of the following:

Karl Johe, Chairman and Chief Science Officer – options to purchase 2.1 million shares of common stock at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011. The option expire on January 1, 2018.

Richard Garr, Chief Executive Officer and General Council – options to purchase 2.1 million shares of common stock at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011. The option expire on January 1, 2018.

John Conron, Chief Financial Officer – options to purchase 1 million shares of common stock at a price of $3.66 per share. The options vest over 3 years effective April 1, 2008 with 333,333 options vesting on each of March 31, 2009, 2010 and 2011.

FINANCIAL STATEMENTS

Our audited financial statements appear beginning on page F-1 of this report.

CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, we have not had any disagreements with our principal independent accountants.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold during the preceding three years, to February 19, 2008:

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

•
On April 1, 2007, granted John Conron options to purchase 100,000 common shares. The options vest as follows: (i) 25,000 vest immediately; and (iii) 75,000 vest quarterly over the year. The options have an exercise price of $3.15 and expire on April 1, 2015.

•
On June 5, 2007, in exchange for: (i) the acquisition of certain residual rights; and (ii) the cancellation of the Hi Med Technologies, Inc. licensing agreement, we issued Karl Johe, our Chairman and Chief Scientific Officer, warrants to purchase an aggregate of 3,000,000 shares of our common stock at a price per share of $3.01 and expire 5 years from the date when they become exercisable. Additionally, the warrants will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The warrants vest as follows:

i. 1,000,000 warrants vest on October 31, 2010; and
ii. 2,000,000 warrants vest on October 31, 2011.

•
On June 28, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker, options to purchase 15.000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2005 Stock Plan. The exercise price per share is $2.77 and the options vest quarterly over the year.

•
On September 20, 2007, our Compensation Committee granted Karl Johe, our Chairman and Chief Scientific Officer, options to purchase an aggregate of 333.333 shares of our common stock at a price per share of $3.01 pursuant to our 2005 Stock Plan. The options expire 5 years from the date when they become exercisable. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The option vests on October 31, 2010.

•
On September 24, 2007, we issued 13,000 share of our common stock to Rubicon Global Holdings as partial payment for services rendered. The shares were issued in exchange for services valued at $39,000. We also granted Rubicon Global Holdings piggy back registration rights on any registration statement filed by the Company (excluding any registration statement filed on form S-8).

•
On October 31, 2007, the Company issued warrant to purchase 1,227,000 shares of common stock at a per share price of $2.75 to investors who participated in the Company’s March 2007 offering which was previously disclosed on the current report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2007. The warrants have a term of 5 years and are substantially identical to those warrants previously issued in the March 2007 offering. The Company agreed to include the common shares underlying the warrants in the Company’s next registration statement. The warrants were granted as an inducement for the investors to exercise their prior warrants as well as the waiver of certain anti-dilutive and participation rights provisions contained March 2007 stock purchase agreement and warrants. The Company hereby incorporates by reference the stock purchase agreement and form of warrant contained in the Company’s current report filed on Form 8-K on March 16, 2007. The Company relied on the exception from registration provided for in section 4(2) of the Securities Act.

•
On November 15, 2007, our Compensation Committee granted employee Margaret McElroy options to purchase 15,000 shares of our common stock at a price per share of $2.71 pursuant to our 2005 Stock Plan. The options are fully vested and expire 10 years from the grant date.

•
On January 21, 2008, we issued an aggregate of 5.1 million options to purchase common stock to our executive management pursuant to our 2007 Stock Plan. For a further description of the grant, please refer to the section of this report entitled “Transactions and Business Relationships with Management and Principal Shareholders.”

•
On February 19, 2008, we entered into an agreement with CJ CheilJedang Corporation (KSE: CJ CheilJedang) for the purchase of $2.5 million worth of Neuralstem common stock at $4.063 per share. Please refer to our Current Report filed on form 8-K on February 25, 2008 for a further description of the transaction.

Exhibits

        The following exhibits are included as part of this Report of form 10-ksb. References to "the Company" in this Exhibit List mean Neuralstem, Inc., a Delaware corporation.

Exhibit Number		Description
3.1	[1]	Articles of Incorporation of Neuralstem, Inc., as amended

3.2	[1]	Corporate Bylaws for Neuralstem, Inc.

3.2(i)	[5]	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007

4.1	[1]	Option & Promissory Note Agreement between Neuralstem, Inc. and Stanley Westreich, dated October 6, 2003

4.2	[1]	2005 Stock Option Plan

4.2(i)	[5]	Amended and Restated 2005 Stock Plan adopted on June 28, 2007

4.3	[1]	Form of Stock Lockup Agreement

4.4	[1]	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr, dated July 28, 2005

4.5	[1]	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe, dated July 28, 2005

4.7	[1]	Form of $5.00 Option

4.8	[1]	September 2005 Stock Subscription Agreement

4.9	[1]	Consulting Fee Conversion Agreement and Stock Option Grant between Neuralstem, Inc. and Merrill Solomon, dated November 7, 2005

4.10	[1]	Debt Conversion Agreement and Stock Option Grant between Neuralstem, Inc. and Stanley Westreich , dated November 7, 2005.

4.11	[1]	Common Stock Purchase Agreement between Neuralstem, Inc. and High Tide, LLC and Steven B. Dunn, dated December 23, 2005

4.12	[1]	March 5, 2006 Private Placement Memorandum

4.13	[1]	Form of Placement Agent Warrant

4.14	[1]	Form of $1.50 Warrant (Series “A”)

4.15	[1]	Form of $2.00 Warrant (Series “B”)

4.16	[2]	Subscription Agreement for the March 2006 Private Placement

4.17	[3]	Equity Investment and Share Purchase Agreement between Neuralstem, Inc. and Regal One Corporation, effective June 22, 2005 and amended September 15, 2005

4.18	[3]	Securities Purchase Agreement dated March 15, 2007

4.19	[3]	Common Stock Purchase Warrant dated March 15, 2007

4.20	[3]	Registration Rights Agreement dated March 15, 2007

4.21	[5]	Neuralstem, Inc. 2007 Stock Plan adopted on June 28, 2007

4.22	*	Form of Johe warrant issued on June 5, 2007

10.1	[1]	Employment Agreement between CNS Stem Cell Technology, Inc. and I. Richard Garr, dated January 1, 1997 and Amendment, dated November 1, 2005

10.2	[1]	Employment Agreement between CNS Stem Cell Technology, Inc. and Karl Johe, dated January 1, 1997 and Amendment, dated November 1, 2005

10.3	[1]	Material Transfer and Research Agreement between Neuralstem, Inc. and the Regents of the University of John Hopkins, dated March 2, 2001

10.4	[1]	Research Agreement between Neuralstem, Inc. and the Regents of the University of California, San Diego, dated May 15, 2002

10.5	[1]	License Agreement between Neuralstem, Inc. and the Maryland Economic Development Corporation, dated February 1, 2004, and Amendment, dated March 14, 2004

10.6	[1]	Non-Exclusive Limited License and Material Transfer Agreement between Neuralstem, Inc. and A-T Children's Project, dated December 22, 2004

10.7	[1]	Exclusive License Agreement between Neuralstem, Inc. and Biomedical Research Models, Inc., dated February 7, 2005 and Amendment, dated May 20, 2006

10.8	[1]	Scientific Advisory Letter & Stock Option Agreement between Neuralstem, Inc. and Thomas Freemen, dated March 21, 2005

10.9	[1]	Laboratory Services and Confidentiality Agreement between Neuralstem, Inc. and Biopharmaceutical Services, a division of Charles River Laboratories, dated May 11, 2005

10.10	[1]	Business Advisory Services and Warrant Agreement between Neuralstem, Inc. and Richard A. Hull, PhD, dated May 23, 2005

10.11	[1]	Limited Exclusive License Agreement between Neuralstem, Inc. and High Med Technologies, Inc., dated July 7, 2005

10.12	[1]
Consulting Agreement for Financial Public Relations Services and Non-Qualified Stock Option as Amended between Neuralstem, Inc. and Equity Communications, LLC, dated August 29, 2005 and November 1, 2005

10.13	[1]	Research Agreement between Neuralstem, Inc. and the Regents of the University of Southern Florida, dated September 21, 2005

10.14	[1]	Business Advisory Services and Warrant Agreement between Neuralstem, Inc. and the J.D. Group, LLC, dated October 15, 2005

10.15	[1]	Consulting Fee Conversion Agreement between Neuralstem, Inc. and Einhorn Associates, Inc., dated November 14, 2005

10.16	[1]	Lease of Vivarium Room between Neuralstem Inc. and Perry Scientific, dated February 14, 2006

10.17	[1]	Research Agreement between Neuralstem, Inc. and the Regents of the University of Central Florida, dated March 1, 2006

10.18	[6]	Exclusive Option Agreement dated February 19, 2008

10.19	[6]	Securities Purchase Agreement dated February 19, 2008

10.20	[6]	Registration Rights Agreement dated February 19, 2008

14.1	[1]	Neuralstem Code of Ethics

14.2	[4]	Neuralstem Financial Code of Professional Conduct adopted May 16, 2007

23 (a)	*	Consent of Stegman & Company

23 (b)	*	Consent of David Banerjee, CPA

31.1	*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C §1350

32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C §1350

99.1	[1]	Grant Number 1 R43 MH071958-01A2 from the National Institute of Mental Health to Neuralstem, Inc., issued September 30, 2005

99.2	[1]	Grant Number 3 R43 MH071958-01A2S1 from the National Institute of Mental Health to Neuralstem, Inc., issued November 22, 2005

99.3	[1]	Award Conditions and Information for National Institute of Health Grants

Filed herewith *

1.              Filed as an exhibit to Issuers SB-2/A filed on June 21, 2006
2.              Filed as an exhibit to Issuers SB-2/A filed on July 26, 2006
3.              Filed as an exhibit to the Current Report Filed on Form 8-K on March 16, 2007
4.              Filed as an exhibit to the Current Report Filed on Form 8-K on June 6, 2007
5.              Filed as an exhibit to Issuers quarterly report filed on form 10-QSB on August 18, 2007
6.              Filed as an exhibit to the Current Report Filed on Form 8-K on February 25, 2008

ITEM 14. Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2007 and 2006 fiscal years:

Type of Fees	2007	2006
Audit Fees
Stegman & Company	47,000	-
Dave Banerjee	18,152	25,000

Audit Related Fees	-	-

Tax Fees
Stegman & Company	5,500	-
Dave Banerjee	-	4,050

All Other Fees
Total Fee's	70,652	29,050

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Stegman & Company and has determined that the provision of such services to us during fiscal 2007 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission. Stegman & Company did not provide us with any services, other than those listed above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC

Dated: March 27, 2008	By:	/S/ I Richard Garr
I Richard Garr President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints I. Richard Garr and John Conron and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

OFFICERS AND DIRECTORS

Name	Title	Date

/s/ I. Richard Garr I. Richard Garr	President, Chief Executive Officer and Director (Principal executive officer)	March 27, 2008

/s/ John Conron John Conron	Chief Financial Officer (Principal financial and accounting officer)	March 27, 2008

/s/ Karl Johe Karl Johe	Chairman of the Board and Director	March 27, 2008

/s/ William Oldaker William Oldaker	Director	March 27, 2008

/s/ Scott Ogilvie Scott Ogilvie	Director	March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Neuralstem, Inc.
Rockville, Maryland

We have audited the accompanying balance sheet of Neuralstem, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows the year ended December 31, 2007. Neuralstem, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neuralstem, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of Neuralstem, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 26, 2008

DAVE BANERJEE, CPA
An Accountancy Corporation - Member AICPA and PCAOB

6301 Owensmouth Ave, Ste 750, Woodland Hills, CA 91367 ● PH (818) 657-0288 ● FAX (818) 657-0299 ● CELL (818) 312-3283
EMAIL dave@finracompliance.com ● WEB www.davebanerjee.com

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

/s/ Dave Banerjee, CPA, An Accountancy Corp.
Dave Banerjee CPA, An Accountancy Corp.
Woodland Hills, California
March 30, 2007
www.davebanerjee.com

Neuralstem, Inc.

Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,403,737	$1,807,041
Prepaid expenses	130,719	32,848
Other assets	-	6,043
Total current assets	7,534,456	1,845,932

PROPERTY AND EQUIPMENT, NET	136,920	32,515
OTHER ASSETS	43,271	35,940
INTANGIBLE ASSETS, NET	111,406	18,239

Total assets	$7,826,053	$1,932,626

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,016,699	$351,962
Current portion of Notes payable	-	7,816
Total current liabilities	1,016,699	359,778

LONG-TERM LIABILITIES -
Note payable, long-term portion	-	20,579
Total liabilities	1,016,699	380,357

STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 75 million shares authorized, 31,410,566 and 26,011,605 shares outstanding in 2007 and 2006	314,106	260,116
Additional paid-in capital	52,151,245	39,734,878
Common stock payable	-	150,000
Accumulated deficit	(45,655,997)	(38,592,725)
Total stockholders' equity	6,809,354	1,552,269

Total liabilities and stockholders' equity	$7,826,053	$1,932,626

See notes to financial statements.

Neuralstem, Inc.

Statements of Operations

	Years nded December 31,
	2007	2006

Revenues	$306,057	$265,759

Operating expenses:
Research and development	3,440,129	1,660,321
General, selling and administrative expenses	3,201,443	1,715,125
Depreciation and amortization	32,057	51,923
	6,673,629	3,427,369
Operating loss	(6,367,572)	(3,161,610)

Nonoperating income (expense):
Interest	194,753	79,904
Interest expense	(1,302)	(9,461)
Other income (expense)	-	(56,320)

Net loss	(6,174,121)	(3,147,487)

Deemed Dividend – Repriced Warrants	(889,151)	-

Net loss atributable to Common Shareholders	$(7,063,272)	$(3,147,487)

Net loss per share, basic	$(0.24)	$(0.13)

Average number of shares of common stock outstanding	29,012,858	24,898,448

See notes to financial statements.

Neuralstem, Inc.

Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(6,174,121)	$(3,147,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,056	51,923
Stock and warrant based compensation	1,575,120	359,929
Changes in operating assets and liabilities
Prepaid expenses	(97,871)	(32,848)
Other assets	(1,288)	(41,983)
Accounts payable and accrued expenses	664,737	(331,841)
Deferred compensation	-	(192,620)
Net cash used in operating activities	(4,001,368)	(3,334,927)

Cash Flows From Investing Activities:
Capital outlay for intangible assets	(95,721)	(5,565)
Purchase of property and equipment	(133,906)	(53,647)
Net cash used in investing activities	(229,627)	(59,212)

Cash Flows From Financing Activities:
Issuance of common stock	9,856,036	4,650,000
Proceeds from common stock payable	-	150,000
Payments on notes payable	(28,345)	(125,201)
Net cash provided by financing activities	9,827,691	4,674,799

Net increase in cash	5,596,696	1,280,660

Cash and cash equivalent, beginning of period	1,807,041	526,381
Cash and cash equivalent, end of period	$7,403,737	$1,807,041
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,302	$9,461
Cash paid for taxes	-	-
Supplemental schedule of non cash investing and financing activites:
Issuance shares of common stock to satisfy common stock payable commitment	150,000	113,000
Conversion of 6,254,402 shares of preferred stock to 14,182,399 shares of common stock	-	62,544

See notes to financial statements.

Neuralstem, Inc.

Statements
of Shareholders' Equity

For the years ended December 31, 2007 and 2006

Common Stock		Common Stock	Additional Paid-In	Accum.	Total Stockholders’
Shares	Amount	Payable	Capital	Deficit	Equity

Balance, December 31, 2005	20,608,272	$206,083	$113,000	$34,665,982	$(35,445,238)	$(460,173)

Issuance of common stock for cash proceeds of $4,550,000 (net of offering expense of $450,000), $1.00 per share	5,000,000	50,000	-	4,500,000	-	4,550,000

Issuance of common stock related to satisfaction of stock payable	226,000	2,260	(113,000)	110,740	-	-

Issuance of common stock related to exercise of warrants, $0.50 per share	200,000	2,000	-	98,000	-	100,000

Common stock payable related to exercise of warrants for 300,000 shares of common stock, $0.50 per share	-	-	150,000	-	-	150,000

Vesting of officer stock options for 600,000 shares of common stock, $0.49 fair value per share	-	-	-	293,529	-	293,529

Vesting of warrants for 24,000 shares of common stock, $0.42 fair value per share	-	-	-	10,080	-	10,080

Penalty for late filing of registration statement related to private placement offering	28,333	283	-	56,037	-	56,320

Return of shares related to penalty assessed on placement agent for late filing of registration statements related to private placement	(51,000)	(510)	-	510	-	-

Net loss, December 31, 2006	-	-	-	-	(3,147,487)	(3,147,487)

Balance at December 31, 2006	26,011,605	$260,116	$150,000	$39,734,878	$(38,592,725)	$1,552,269

Issuance of common stock for satisfaction of common stock payable	300,000	3,000	(150,000)	147,000		-

Issuance of common stock related to exercise of warrants, $0.05 exercise price per share	69,000	690		2,760		3,450

Issuance of common stock related to exercise of warrants, $0.50 exercise price per share	100,000	1,000		49,000		50,000

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $1.50 exercise price per share	201,500	2,015		300,235		302,250

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $2.00 exercise price per share	25,000	250		49,750		50,000

Issuance of common stock related to Private Placement Offering, net of $440,100 in offering related expenses, $2.50 per share	2,054,000	20,540		4,674,360		4,694,900

Issuance of common stock related to Private Placement Offering, net of $80,300 in offering related expenses, $2.50 per share	400,000	4,000		915,700		919,700

Vesting of officer/directors stock options for 395,128 shares of common stock, $1.08 fair value per share	-	-		427,099		427,099

Vesting of warrants for 19,789 shares of common stock, $2.33 fair value per share	-	-		46,224		46,224

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $1.50 exercise price per share	56,000	560		83,440		84,000

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $0.05 exercise price per share	4,000	40		160		200

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $1.10 exercise price per share	19,245	193		20,977		21,170

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $2.20 exercise price per share	50,000	500		99,500		100,000

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $0.50 exercise price per share	330,000	3,300		161,700		165,000

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $2.00 exercise price per share	50,000	500		99,500		100,000

Issuance of common stock related to exercise of warrants related to Private Placement of warrants, net cash exercise	339,394	3,394		(3,394)		-

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $3.00 exercise price per share	13,000	130		38,870		39,000

Vesting of officer/directors stock options for Quarter III	-	-		372,238		372,238

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $1.50 exercise price per share	15,000	150		22,350		22,500

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $2.75 exercise price per share	1,227,000	12,270		3,034,778		3,047,048

On October 26, 2007, the Company agreed to reduce the exercise price of the warrants issued in connection with the Company’s March 2007 offering by $.25 per share. As a result of the discounted exercise price we recorded a a deemed divident charge of $889,151 for the warrants that were so exercised.	-	-		889,151	(889,151)	-

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $1.50 exercise price per share	72,911	729		108,637	-	109,367

Issuance of common stock related to exercise of warrants related to Private Placement Offering, $2.00 exercise price per share	72,911	729		145,093	-	145,822

Vesting of officer/directors stock options for Quarter IV				731,239	-	731,239

Net loss	-	-		-	(6,174,121)	(6,174,121)

Balance at December 31, 2007	31,410,566	$314,106	$0	$52,151,245	$(45,655,997)	6,809,354

See notes to financial statements.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Neuralstem, Inc. (“Company”) is a biopharmaceuticals company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases for which there are no cures. The Company was founded in 1997 and currently occupies lab and office space in Gaithersburg, Maryland.

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

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to eight years. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Revenue Recognition

To date, revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services under a federal grant program approximating $306,057 and $265,759 in 2007 and 2006, respectively. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Research and Development

Research and development costs are charged to operations when incurred.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109“Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock - Based Compensation

We have granted stock-based compensation awards to employees and board members.  Awards may consist of common stock, or stock options.  Our stock options and warrants have a ten year life.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

During the year ended December 31, 2007 we granted 718,333 options.  In the year ended December 31, 2006 we granted no options.  We accrue related compensation expenses as our options vest in accordance with SFAS123(R), Share-Based Payment.  We recognized $1,575,120 and $359,926 stock-based compensation expense during the year ended December 31, 2007 and 2006, respectively, from the vesting of stock options.

A summary of stock option activity during the year ended December 31, 2007 and related information is included in the table below:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,482,326	$0.66	8.5	$-
Granted	-
Exercised	-
Forfeited	-

Outstanding at December 31, 2006	2,482,326	0.66	7.5
Granted	718,333	3.04	7.8
Exercised	-
Forfeited	-

Outstanding at December 31, 2007	3,200,659	$1.19	6.8	$8,256,977

Exercisable at December 31, 2007	1,504,826	$1.12	6.6	$4,059,427

	Option Oustanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractural Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$.50 to $3.00	2,465,000	7.5	$0.54	1,265,000	$0.59

$3.01 to $4.00	668,275	7.7	$3.13	172,442	$3.27

$4.01 to $16.67	67,384	6.9	$5.64	67,384	$5.64

	3,200,659	6.8	$1.19	1,504,826	$1.12

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Comprehensive Loss

Statement of Financial Accounting Standard (SFAS) No. 130“Reporting Comprehensive Income,” requires the presentation of comprehensive income or loss and its components as part of the financial statements. For the years ended December 31, 2005 and 2004, the Company’s net loss reflects comprehensive loss and, accordingly, no additional disclosure is required.

Significant New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosure of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48. We have determined that adoption of FIN 48 did not have any impact on our financial condition or results of operations. It is our policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issue Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires use to defer and capitalize nonrefundable advance payments made for goods or services to be use in research and developments activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the our future research and development contractual arrangements entered into on or after December 15, 2007.

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, “Accounting for Collaborative Arrangements.” The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our financial statements.

Note 2. Stockholders’ Equity

Preferred and Common Stock

The authorized stock of the Company consists of 7,000,000 shares of preferred stock with a par value of $0.01 and 75,000,000 shares of common stock with par value of $0.01. The preferred stock is divided into A, B, and C Series.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (continued)

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

During the year ended December 31, 2007, the Company sold 2,454,000 shares of common stock for a total consideration of $5,614,600 (net of offering expenses of $511,300) through a Limited Offering Memorandum. Each Unit sold consisted of one share of common stock, ½ Warrant to Purchase A share of Common Stock at $3.00 per share. In addition we gave the underwriter, T.R. Winston & Co 294,280 $3.00 warrants. These warrants have a life of 5 years.

During the year ended December 31, 2007, the Company also converted 2,644,961 warrants into common shares raising $4,245,436 net of $327,202 in expenses. In conjunction with one large conversion we issued and additional 1,227,000 $2.75 warrants with a five year life.

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

The Company did not issue new stock options in 2006.

•
On April 1, 2007, granted John Conron options to purchase 100,000 common shares. The options vest as follows: (i) 25,000 vest immediately; and (iii) 75,000 vest quarterly over the year. The options have an exercise price of $3.15 and expire on April 1, 2015. These options have a value of $118,284.

•
On June 28, 2007, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker, options to purchase 15.000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2005 Stock Plan. The exercise price per share is $2.77 and the options vest quarterly over the year.

•
On September 20, 2007, our Compensation Committee granted Karl Johe, our Chairman and Chief Scientific Officer, options to purchase an aggregate of 333.333 shares of our common stock at a price per share of $3.01 pursuant to our 2005 Stock Plan. The options expire 5 years from the date when they become exercisable. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement. The options vest on October 31, 2010. The Option have a value of $570,478.

•
On November 15, 2007, our Compensation Committee granted an employee options to purchase an aggregate of 14,000 shares of our common stock at a price per share of $2.71 pursuant to our 2005 Stock Plan. The options expire 10 years from the grant date. The options are fully vested and have a value of $11,509.

•
On December 15, 2007, our Compensation Committee granted a consultant options to purchase an aggregate of 50,000 shares of our common stock at a price per share of $2.00 pursuant to our 2005 Stock Plan. The options expire in 2015. The options are fully vested and have a value of $54,898.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (continued)

Stock Warrants (continued)

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

During the year ended December 31, 2007 the company issue the following warrants:

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

On March 15, 2007, in connection with the private placement of the same date, the Company paid fees and expenses totaling $431,000.00 and issued a warrant to purchase 246,480 common shares at $3.00 to T.R. Winston & Company, LLC.

On March 27, 2007, we sold an additional 400,000 warrants to purchase an additional 200,000 common shares were issued for $1,000,000 pursuant to our March 15, 2007 private placement. In connection with the sale of such additional units, we paid fees and expenses totaling $80,300 and issued a warrant to purchase an additional 48,000 common shares at $3.00 to T.R. Winston & Company, LLC.

On April 1, 2007 we issued warrants for 100,000 shares of our common stock to Richard Freeman as l payment for services rendered. The warrants have an exercise price of $3.20 and vest over 18 months. The warrants are valued $124,525.

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

Warrants to purchase common stock were issued to certain officers, stockholders and consultants.

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2006	2,899,000	$2.77
Issued	5,849,602	$1.66
Exercised	(500,000)	$(.50)
Forfeited	(100,000)	$(20.00)

Outstanding at December 31, 2006	8,148,602	$1.90
Issued	5,752,480	$2.95
Exercised	(2,691,567)	$(1.61)
Forfeited	–

Outstanding at December 31, 2007	11,208,515	$2.44

Exercisable at December 31, 2007	8,208,515	$2.24

The following table summarizes information about stock warrants at December 31, 2007 which all are currently exercisable:

	Outstanding	Expiration
Exercise Price	Warrants	Date
$0.50	320,000	2007
$1.10	782,005	2011
$1.50	2,168,765	2011
$2.00	2,316,265	2011
$2.75	1,227,000	2012
$3.00	294,480	2012
$5.00	1,000,000	2016
$2.00	100,000	2016
	8,208,515

Deemed Dividend

In October 2007 we offered the holders of 1,227,000 $3.00 warrants to purchase the Company’s common shares; the opportunity to exercise those securities for $2.75. In addition we offered the $3.00 warrant holders one new $2.75 five year warrant on terms substantially identical to the $3.00 warrants for each share purchased in the transaction. We issued an aggregate of 1,227,000 common shares and received $3,374,250 in the transaction.

As a result of the discounted exercise price we recorded a deemed dividend charge of approximately $889,151 for the warrants that were so exercised.

Valuation and Expense Information Under SFAS 123R

     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees service providers, and directors, including employee stock options and warrant awards.

The following table summarizes the stock-based compensation expense related to share-based payment awards under SFAS 123R for the year ended December 31, 2007 and 2006 which was allocated as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Research and development	$1,167,172	$147,605
General and administrative	407,948	147,605
Stock-based compensation expense included in operating expenses	$1,575,120	$195,210

     The fair value of options granted in fiscal years 2007 and 2006 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

2007
Dividend yield	0%
Expected volatility range	47% to 82%
Risk-free interest rate range	3.09 to 4.73%
Expected life	2 to 6.5 yrs

    We have not used the historical volatility of our stock since we began public trading in December 2006 and consequently do have sufficient trading history to forecast volatility for the expected life of our options. Instead to estimate expected volatility we use a market capitalization weighted average of the historical trading of other companies in our industry. The expected term of options is two years beyond the vesting date. This is an estimate based on management ‘s judgment and corresponds with its experience with Equity Warrants. The risk-free interest rate is based on the Daily Treasury Yield Curve Rates as published by the US Treasury for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is between imediate and 4.5 years.

     As stock-based compensation expense recognized in the statements of operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based management judgment.

      Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2007 was $1.48 per share.

Earnings Per Share

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

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2. Stockholders’ Equity (continued)

Common stock payable for 300,000 unissued shares of common stock at December 31, 2006

During the year ended December 31, 2006, the Company received $150,000 related to exercise of warrants for 300,000 shares of common stock at $0.50 per share. As of December 31, 2006, the Company had not issued any of the 300,000 shares of common stock. However, the 300,000 shares of common stock have been included in the net loss per share computation in the accompanying statements of operations. The Company issued these shares in February 2007.

Note 3. Property and Equipment

The major classes of property and equipment consist of the following:

	2007	2006
Furniture and Fixtures	$5,289	$336,487
Computers and office equipment	39,181	307,778
Lab equipment	132,530	567,091

	$177,000	$1,211,356
Less accumulated depreciation and amortization	(40,080)	(1,178,841)
Property and equipment, net	$136,920	$32,515

Depreciation expense for the years ended December 31, 2007 and 2006 was $32,056 and $51,923, respectively. In 2007 we retired $1,139,411 of fully depreciated equipment that was no longer being used by the company.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Intangible Assets

The Company holds patents related to its stem cell research. Patent filing costs were capitalized and are being amortized over the life of the patents. The company has determined that the intangibles purchased have a seventeen year useful life. The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” are followed in determining if there is any impairment. The Company determined that no impairment to the assigned values had occurred. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2007 and 2006:

	2007		2006
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Patent filing fees	$126,083	$(14,677)	$24,796	$(6,557)

Amortization expense for the years ended December 31, 2007 and 2006 was $8,120 and $1,653, respectively.

Note 5. Notes payable

In April 2005, the Company received a notice from the Department of Economic Development (“DED”) from Montgomery County, Maryland, whereby provisions of a $40,000 grant received in 2001 were not fully satisfied. As a result, the Company is required to return the grant. In 2004, the Company recorded an accrued liability for this amount. In 2005, the Company reclassified the accrued liability as a note payable since the notice from DED provided provisions for the grant funds to be returned over a five year period, in monthly payments of both principal and interest, interest rate of 5% and maturing in May 2010. In December of 2007 the Company paid the full remaining balance of the note. As of December 31, 2007 there was no amount owed on the note compared with a December 31, 2006 balance of $28,395.

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

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Notes payable (continued)

Notes payable at December 31, 2007 and 2006 are as follows:
	2007		2006

Note payable		$-	$28,395
Current portion of note payable		-	(7,816)

Long-term portion of note payable	$		$20,579

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

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2007 and 2006:

	2007	2006
Net operating loss carry-forwards	$12,795,157	$10,749,822
Valuation allowance	(12,795,157)	(10,749,822)
Net deferred tax assests	$-	$-

At December 31, 2007, the Company has net operating loss carryforwards of approximately $32.4 million. The Company has also reported certain other tax credits, the benefit of which has been deferred. The Company’s NOL carryforwards and credits will begin to expire in the tax year 2012. The timing and manner in which these net operating loss carryforwards and credits may be utilized in any year by the Company will be limited to the Company’s ability to generate future earnings and also may be limited by certain provision of the U.S. tax code.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Commitments and Contingencies

We currently lease two facilities. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 2,500 square feet for $7,940 per month. The term of our lease expires on January 31, 2009.

We have recently entered into a lease to secure approximately 900 square feet of research space in San Diego California at a monthly lease rate of $3,346. The lease expires in August of 2009.

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

Note 8. Subsequent Event

CJ CheilJedang Corporation (KSE: CJ CheilJedang hereafter "CJ") has purchased an option to negotiate for the exclusive license to Neuralstem’s stem cell-products and technology after the company completes a successful human clinical trial. As part of the agreement, CJ has purchased $2.5 million worth of Neuralstem stock at $4.063 per share. The terms of the license will be negotiated after the first successful human trial. CJ exclusive markets will include: Korea, Indonesia, Philippines, Malaysia, Singapore and Vietnam, with a first right of negotiation for China and Japan. Neuralstem is planning to begin human clinical trials this year with its stem cell products.