Form 10-Q
period 2008-03-31
Neuralstem, Inc.
filed 2008-05-15
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐ No  ☒

As of May 10, 2008 there were 32,075,875 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

NEURALSTEM, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$8,257,850	$7,403,737
Prepaid expenses	124,064	130,719
Total current assets	8,381,914	7,534,456

Property and equipment, net	155,182	136,920
Other assets	49,272	43,271
Intangible assets, net	111,016	111,406

Total assets	$8,697,384	$7,826,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$494,007	$ $ 1,016,699
Total liabilities	494,007	1,016,699

STOCKHOLDERS' EQUITY

Preferred Stock, 7,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $.01 par value, 75 million shares authorized, 32,075,875 and 31,410,566 shares outstanding in 2008 and 2007	320,759	314,016
Additional paid-in capital	55,813,067	52,151,245
Accumulated deficit	(47,930,449)	(45,655,997)
Total stockholders' equity	8,203,377	6,809,354
Total liabilities and stockholders' equity	$8,697,384	$7,826,053

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$-	$181,825

Operating expenses
Research and development costs	1,198,843	845,589
General, selling and administrative expenses	1,083,169	291,053
Depreciation and amortization	13,757	12,981
Total operating expenses	2,295,769	1,149,623
Operating loss	(2,295,769)	(967,798)

Non-operating income (expense)
Interest income	21,317	18,903
Interest expense	-	(347)
Total Non-operating income	21,317	18,556
Net loss	$(2,274,452)	$(949,242)

Net loss per share, basic and diluted	$(0.07)	$(0.04)
Average number of shares of common stock outstanding	31,762,872	26,585,549

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from January 1, 2008 through March 31, 2008
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accum.
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	-	$-	31,410,566	$314,106	$52,151,245	$(45,655,997)	$6,809,354

Exercise of Warrants to purchase Common Stock ($1.50 - $2.00 per share), net of offering costs of $0.15 per share or $7,313.			50,000	500	73,437		73,937

Issuance of common stock though private
Placement ($4.06 per share).			615,309	6,153	2,493,847		2,500,000

Share Based Payment - Employee
Compensation					1,094,538		1,094,538

Net loss						(2,274,452)	(2,274,452)

Balance at March 31, 2008	-	$-	32,075,875	$320,759	$55,813,067	$(47,930,449)	$8,203,377

See accompanying notes to financial statements

NEURALSTEM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,274,452)	$(949,242)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,758	12,981
Share based compensation	1,094,538	75,482
Changes in assets and liabilities:
Accounts receivable		(79,359)
Prepaid expenses	6,655	11,673
Other assets	(6,001)	65
Accounts payable and accrued expenses	(522,692)	126,607
Net cash used in operating activities	(1,688,194)	(801,793)

Cash flow from investing activities:
Capital outlay for intangible assets	(2,744)	(3,950)
Purchase of property and equipment	(28,886)	(4,274)
Net cash used in investing activities	(31,630)	(8,224)

Cash flows from financing activities:
Issuance of common stock	2,573,937	5,643,050
Payments on notes payable	-	(1,918)
Net cash provided by financing activities	2,573,937	5,641,132

Net increase in cash	854,113	4,831,115

Cash, beginning of period	7,403,737	1,807,041

Cash, ending of period	$8,257,850	$6,638,156

See Accompanying Notes to Financial Statements

NEURALSTEM, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by SAB 104. Our revenue is derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

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

Share based payments

We have granted stock-based compensation awards to employees and board members.  Awards may consist of common stock, warrants, or stock options.  Our stock options and warrants have up to a ten year life.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

During the three months ended March 31, 2008 we granted 4,200,000 options.  In the similar period ended March 31, 2007 we granted no options or warrants.  We accrue related compensation expenses as our options vest in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment.  We recognized $1,094,538 and 75,482 in share-based compensation expense during the three months ended March 31, 2008 and 2007, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the three months ended March 31, 2008 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,200,659	$1.19	7.4	$8,256,977
Granted	4,200,000	3.73	9.8
Exercised	-
Forfeited	-

Outstanding at March 31, 2008	7,400,659	$2.63	8.7	$5,045,500

Exercisable at March 31, 2008	1,536,076	$1.16	7.3	$2,537,500

Share-based compensation included in the statements of operations for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007

Research and development costs	$752,014	$37,741
General, selling and administrative expenses	342,524	37,741
Total	$1,094,538	$75,482

Options to purchase common stock were issued to certain officers, stockholders and consultants.

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2008	11,208,515	$2.44
Issued	—	—
Exercised	50,000	1.63
Forfeited	-	—

Outstanding at March 31, 2008	11,158 ,515	$2.44

Exercisable at March 31, 2008	8,158,515	$2.24

In the first quarter holders of warrants to purchase 50,000 shares of our common stock for $1.50 and $2.00 exercised them for $81,250 less offering costs of $7,313.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48,“Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109,“Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2008 or March 31, 2008. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157,“Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

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

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007 and has not had a material impact upon the Company’s operations.

Note 3.   Stockholders’ Equity

During the first quarter of 2008, the Company raised $73,937 through conversion of warrants previous issued by the company. The company issued a total of 50,000 common shares to the converting warrant holders at prices ranging from $1.50 to $2.00.

The Company also completed a private placement of 615,309 common shares at $4.06 per share increasing equity by $2,500,000 in February 2008.

During the first quarter of 2008, the Company granted 4,200,000 options on shares of common stock to the Company’s Chief Scientific Officer and Chairman of the Board and to the CEO as an incentive for these officers’ continued employment. The options fully vest in July 2011. The Company valued these options using the Black-Scholes option pricing model using the following assumptions: exercise price of $3.73, term between 3.16 and 5.50 years, volatility rate between 51% and 77% and discount rate between 2.89 and 3.28%. The total value of these options will be expensed over the vesting period. The Company began to record the expense related to these options in the first quarter of 2008.

Note 4. Subsequent Events

In May 2008, the Company filed a suit against StemCells, Inc. stating, among other things, that StemCells intentionally withheld crucial information highly material to the patentability of StemCells' "new" patent (US Pat No. 7,361,505) and that this was done with the intent to deceive the United States Patent Office in order to get the ‘505 patent allowed. As a result of these actions, Neuralstem is asking for a declaratory judgment that the patent is unenforceable. The suit will be filed in the United States District Court for the District of Maryland Southern Division.

In May Neuralstem filed a motion to re-open the infringement lawsuit with StemCells, Inc. and to have the Stay lifted, so that the case can be disposed of on summary judgment as soon as possible. The Company announced the recent actions of the U.S. Patent Office now entitles the company to summary judgment in the case and that the Patent Office actions have destroyed the basis for the infringement suit filed by StemCells, Inc.

In April 2008, the European Patent Office granted Neuralstem a European patent EP0915968, covering the "Isolation, Propagation and Directed Differentiation of Stem Cells from Embryonic and Adult Central Nervous System of Mammals." The European patent has been validated in several European countries including France, Germany, Ireland, Spain, Sweden, Switzerland and the United Kingdom.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem,” “the Company,” “we,” “us,” “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares.”  The information contained herein is current as of the date of this quarterly report (March 31, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as filed with the SEC, and as may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page 16 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Neuralstem is focused on the development and commercialization of treatments based on transplanting human neural stem cells.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license four (4) issued patents and thirteen (13) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions provides a competitive advantage and will facilitate the successful development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

In addition to our core tissue based technology we have begun developing a Small-Molecule compound. We have performed preliminary in vitro and in vivo tests on the compound with regard to neurogenesis. Based on the results of these tests we have applied for a U.S. patent on the compound.

Technology

Our technology is the ability to isolate human neural stem cells from most areas of the developing human brain and spinal cord and our technology includes the ability to grow them into physiologically relevant human neurons of all types. Our two issued core patents entitled: (i) Isolation, Propagation, and Directed Differentiation of Stem Cell from Embryonic and Adult Central Nervous System of Mammals ; and (ii) In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multi-potential CNS Stem Cell contain claims which cover the process of deriving the cells and the cells created from such process.

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

As of March 31, 2008, we had 7 full-time employees. Of these employees, three are directly involved in research and development activities and four are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

Trends & Outlook

Revenue: Our revenue in 2007 was from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2008, we are not concentrated on increasing revenue. We have completed work on previously awarded grants.

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

Research and Development Expenses: Our research and development expenses consist primarily of costs associated with basic and pre-clinical research, exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense. However, we also incur expenses with third parties, including license agreements, third-party contract services, sponsored research programs and consulting expenses.

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

In 2006 we retained Quintiles, Inc. to assist with regulatory compliance, preparation of our first Investigative New Drug (“IND”) application, and patient enrollment for our first human trial. While recruitment for the trial cannot commence until we have received an FDA approved protocol, much of the infrastructure required must be developed and in place well in advance. For instance, we can begin to identify, contact, and educate prospective patients as well as the treatment community prior to commencing these trials.

Although we feel the above increase in personnel will be sufficient for our short term needs, the cost of increased personnel and expenses as we move from pre-clinical to clinical state is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics underdevelopment by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses: Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business as well as professional service fees (legal, accounting, audit) relating thereto. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase.

In May of 2008 we initiated litigation against one of our competitors, StemCells, Inc. We believe in response to such litigation, StemCells, Inc. initiated an action against us. The litigation is in its initial stages and it is hard to estimate what the actual costs stemming there from will be. We have currently budgeted an additional $50,000 per month but this amount could significantly increase. For a further description of the litigation, refer to the section of this report entitled “Legal Proceedings.”

Notwithstanding, we anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition do in large part to our outsourcing model.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes certain significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

 Use of Estimates—These financial statements have been prepared in accordance with GAAP, accordingly, they require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Revenue Recognition—Our revenue, to date, has been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ended March 31, 2008 and March 31, 2007 no impairment losses were recognized.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Share Based Compensation—Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three Months Ended March 31, 2008 & 2007

	Three Months Ended March 31,
	2008	2007

Revenues	$-	$181,825
Operating Expenses	2,295,769	1,149,623
Operating Loss	(2,295,769)	(967,798)

Non-operating income	21,317	18,556

Net Loss	$(2,274,452)	$(949,242)

RESULTS OF OPERATIONS

Result of Operations for the Three Months ending March 31, 2008 and 2007

Revenues for the three months ended March 31, 2008 and 2007 were $0 and $181,825 respectively.

Research and development expenses for the three months ended March 31, 2008 and 2007 were $1,198,843 and $845,589, respectively. The increase in expenses in the current period consists mainly of payroll and payroll related expenses, share based compensation, research supplies and costs incurred in connection with specific research grants.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were approximately $1,083,169, and $291,053, respectively. The principal increase in expenses in 2008 versus 2007 is a result of increased stock based compensation, payroll, legal (both patent and corporate), and the establishment of an accrual for a management incentive program.

Other non-operating income for the three months ended March 31, 2008 and 2007 were approximately $21,317, and $18,556, respectively. The increase in 2008 relates to interest income derived from our higher cash deposit balance compared to prior period.

Net loss for the three months ended March 31, 2008 and 2007 was approximately $2,274,453 and $949,242, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48,“Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109,“Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157,“Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of this standard did not affect our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of this standard did not affect our financial statements.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007 and has not had a material impact upon the Company’s operations.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the private placement of our securities and the exercise of investor warrants. During the three months ended March 31, 2008, we raised $2,500,000, through the private placement of our securities. In addition, we raised an additional $73,937 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, sales of our cells (tissue), and interest earned on cash. We received no payments from our grants, cell sales and licensing agreements for the three months ended March 31, 2008. Interest earned on cash and cash equivalents equaled $21,317.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash at March 31, 2008 was $8,257,850. Cash at December 31, 2007 was approximately $7,403,737. The increase in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash is limited. We will require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. Our currently monthly cash burn rate is $400,000. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months from March 31, 2008, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials in the last half of 2008. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $400,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least twelve months from March 31, 2008. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls.

PART II
OTHER INFORMATION

LEGAL PROCEEDINGS

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, Neuralstem, Inc. (collectively “Neuralstem”) filed suit against StemCells, Inc., StemCells California, Inc. and Neurospheres Holding Ltd., (collectively “StemCells”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. It is not known when nor on what basis this matter will be concluded.

•
On May 7, 2008, StemCells, Inc. and StemCells California, Inc. (collectively “StemCells”) of Palo Alto, California, filed suit against Neuralstem, Inc., I Richard Garr and Karl K. Johe (collectively “Defendants”) in U.S. District Court in Northern District of California, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. Civil Action No. 08-02364. On May 9, 2008, StemCells filed an Amended Complaint and added claims against Neuralstem for trade libel and unfair competition under California state law. Defendants have not been served yet with copies of Amended Complaint and thus have not filed or served any Answer. However, one of the patents at issue in the California case, U.S. Patent No. 7,361,505 (the “‘505 patent”), is the subject of an earlier-filed Declaratory Judgment Action initiated by Neuralstem on May 7, 2008 in the District of Maryland. See Civil Action No. 08-1173. In the Maryland case, Neuralstem is asserting that the ‘505 patent is invalid, not infringed and unenforceable. It is not known when nor on what basis will this matter be concluded.

RISK FACTORS

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

Since inception in 1996 and through March 31, 2008, the Company has raised in aggregate, approximately $56,133,826 capital and recorded accumulated losses totaling $47,930,499. On March 31, 2008, the Company had a working capital surplus of $7,884,907 and stockholder's equity of $8,203,377. Our net losses for the two most recent fiscal years have been $7,063,272 and $3,147,488 for 2007 and 2006 respectively. Our net loss for the three month period ended March 31, 2008 was $2,274,453. We had no revenues for the three months ended March 31, 2008.

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

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately nine months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of March 31, 2008, the Company had cash and cash equivalents on hand of $8,257,850. Presently, the Company has a monthly cash burn rate of approximately $400,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also resulting a lower price for the Company's securities.

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

The Company relies on its intellectual property, including its issued and applied for patents, as the foundation of its business. The intellectual property rights of the Company may come under challenge, and no assurances can be given that, even though issued, the Company's current and potential future patents will survive claims commencing in the court system alleging invalidity or infringement on other patents. For example, in 2005, the Company's neural stem cell technology was challenged in the U.S. Patent and Trademark Office by a competitor. Although the Company prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy and expensive, and could potentially be adjudicated adversely to the Company, removing the protection afforded by an issued patent. The viability of the Company's business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on the Company. In May of 2008, we initiated litigation with StemCells, Inc. relating to our intellectual property. For a further discussion, refer to the section of this report entitled “Legal Proceedings.”

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

The Company's business may bring it into conflict with its licensees, licensors, or others with whom it has contractual or other business relationships or with its competitors or others whose interests differ from the Company's. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of the Company's business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require the Company to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business.  By way of example, in May of 2008, we filed a complaint against one of our competitors, StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed, and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. At present, the litigation is in its initial stages and any likely outcome is difficult to predict. It is not known when nor on what basis this matter will be concluded.

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

The loss of either of our key executive officers, Richard Garr and Karl Johe, would be significantly detrimental to us.

•	We currentlydo not maintain “key person” life insurance on the life of Mr. Garr. As a result, the Company will not receive any compensation upon the death or incapacity of this key individuals;

•	We currentlydo maintain “key person” line insurance on the life of Mr. Johe. As a result, the Company will receive approximately $1,000,000 in the event of his death or incapacity.

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

Messrs. Garr and Johe have entered into seven (7) year employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company as much as $1,800,000 per contract, and immediate vesting of all outstanding options.

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

We are entitled under our certificate of incorporation to issue up to 75,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2008, we have issued an outstanding 32,075,875 common shares, 18,509,174 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 949,341 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and 1,950,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 21,515,610 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-KSB for the period ended December 31, 2007.

•	On January 21, 2008, we issued the following:

Karl Johe, Chairman and Chief Science Officer - options to purchase 2.1 million common shares at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011. The options expire on January 1, 2018. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.

Richard Garr, Chief Executive Officer and General Council - options to purchase 2.1 million common shares at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011 . The options expire on January 1, 2018.  Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.

•
On February 19, 2008, we entered into an agreement with CJ CheilJedang Corporation (KSE: CJ CheilJedang) for the sale of $2.5 million of common shares at $4.063 per share. Pursuant to the transaction, we issued an aggregate of 615,309 common shares to CJ CheilJedang. Please refer to our Current Report filed on form 8-K on February 25, 2008 for a further description of the transaction.

DEFAULTS UPON SENIOR SECURITIES

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
DEFAULT UPON SENIOR SECURITIES

None

SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXHIBITS.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

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

NEURALSTEM, INC.

Date: May 15, 2008	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)