Form 10-Q
period 2008-06-30
Neuralstem, Inc.
filed 2008-08-14
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
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

As of August 5, 2008 there were 32,151,300 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

NEURALSTEM, INC.
BALANCE SHEETS

	Jun. 30,	Dec. 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$6,966,587	$7,403,737
Prepaid expenses	80,702	130,719
Total current assets	7,047,289	7,534,456

Property and equipment, net	175,238	136,920
Other assets	49,272	43,271
Intangible assets, net	127,228	111,406

Total assets	$7,399,027	$7,826,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$936,110	$$ 1,016,699

STOCKHOLDERS' EQUITY

Preferred Stock, 7,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $.01 par value, 150 million shares authorized, 32,151,300 and 31,410,566 shares outstanding in 2008 and 2007	321,513	314,016
Additional paid-in capital	57,029,525	52,151,245
Accumulated deficit	(50,888,121)	(45,655,997)
Total stockholders' equity	6,462,917	6,809,354
Total liabilities and stockholders' equity	$7,399,027	$7,826,053

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$-	$78,499	$-	$260,324

Operating expenses
Research and development costs	1,633,729	744,149	2,832,572	1,626,639
General, selling and administrative expenses	1,318,708	1,178,015	2,401,877	1,432,167
Depreciation and amortization	15,780	12,981	29,537	25,962
Total operating expenses	2,968,217	1,935,145	5,263,986	3,084,768
Operating loss	(2,968,217)	(1,856,646)	(5,263,986)	(2,824,444)

Non-operating income (expense)
Interest income	10,545	58,058	31,862	76,961
Interest expense	-	(323)	-	(670)
Total non-operating income	10,545	57,735	31,862	76,291
Net loss	$(2,957,672)	$(1,798,911)	$(5,232,124)	$(2,748,153)

Net loss per share, basic and diluted	$(0.09)	$(0.06)	$(0.16)	$(0.10)

Average number of shares of common stock outstanding	32,109,858	29,024,012	31,936,365	27,811,517

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from January 1, 2008 through June 30, 2008
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accum.
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	-	$-	31,410,566	$314,106	$52,151,245	$(45,655,997)	$6,809,354

Exercise of Warrants to purchase Common Stock ($1.50 - $2.00 per share), net of offering costs of $0.15 per share or $7,313.	-	-	125,425	1,254	223,533	-	224,787

Issuance of common stock though Private
Placement ($4.06 per share).	-	-	615,309	6,153	2,493,847	-	2,500,000

Share Based Payment - Employee
Compensation	-	-	-	-	2,160,900	-	2,160,900

Net loss	-	-	-	-	-	(5,232,124)	(5,232,124)

Balance at June 30, 2008	-	$-	32,151,300	$321,513	$57,029,525	$(50,888,121)	$6,462,917

See accompanying notes to financial statements

NEURALSTEM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,232,124)	$(2,748,153)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,537	25,962
Share based compensation	2,160,900	474,393
Changes in assets and liabilities:
Accounts receivable	-	(4,359)
Prepaid expenses	50,017	23,343
Other assets	(6,001)	(5,624)
Accounts payable and accrued expenses	(80,589)	189,820
Net cash used in operating activities	(3,078,260)	(2,044,618)

Cash flow from investing activities:
Capital outlay for intangible assets	(22,456)	(5,191)
Purchase of property and equipment	(61,221)	(75,020)
Net cash used in investing activities	(83,677)	(80,211)

Cash flows from financing activities:
Issuance of common stock	2,724,787	6,020,300
Payments on notes payable	-	(3,859)
Net cash provided by financing activities	2,724,787	6,016,441

Net (decrease) increase in cash	(437,150)	3,891,612

Cash, beginning of period	7,403,737	1,807,041

Cash, ending of period	$6,966,587	$5,698,653

See Accompanying Notes to Financial Statements

NEURALSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The Company's business currently generates limited amounts of cash which will not be sufficient to meet its future capital requirements. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash, short-term investments and access to funds that we will not require additional debt or equity financing during 2008.

 No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

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

Research and Development

Research and development expenses consist primarily of costs associated with basic and pre-clinical research, exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. Research and development costs are expensed as they are incurred.

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

During the six months ended June 30, 2008, we granted 5,370,000 options and in the similar period ended June 30, 2007, we granted 270,000 options. We recorded related compensation expenses as our options vest in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment.  We recognized $1,066,362 and $398,911 in share-based compensation expense during the three months ended June 30, 2008 and 2007, respectively, from the vesting of stock options or warrants. We recognized $2,160,900 and $474,393 in share-based compensation expense during the six months ended June 30, 2008 and 2007, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the six months ended June 30, 2008 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,200,659	$1.19	6.8	$-
Granted	5,370,000	3.46	9.6	-
Exercised	-
Forfeited	-

Outstanding at June 30, 2008	8,570,659	$2.59	8.6	$2,415,580

Exercisable at June 30, 2008	1,691,326	$1.26	7.1	$1,233,580

Share-based compensation included in the statements of operations for the three months and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,
	2008	2007

Research and development costs	$696,661	$37,741
General, selling and administrative expenses	369,701	361,170
Total	$1,066,362	$398,911

	Six Months Ended June 30,
	2008	2007

Research and development costs	$1,448,675	$75,482
General, selling and administrative expenses	712,225	398,911
Total	$2,160,900	$474,393

Options to purchase common stock were issued to certain officers, directors, stockholders and consultants.

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2008	11,208,515	$2.44
Issued	—
Exercised	125,425	1.79
Forfeited	—

Outstanding at June 30, 2008	11,083,090	$2.45

Exercisable at June 30, 2008	8,083,090	$2.24

In the first half of 2008 holders of warrants to purchase 125,425 shares of our common stock for between $1.50 and $2.00 exercised them for $224,787 net of offering costs of $7,313.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2008 or June 30, 2008. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows. As of June 30, 2008, Cash was our only financial asset and was valued using Level I observable inputs. We had no financial liabilities as of June 30, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s financial condition, result of operations or cash flows.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company adopted EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007 and has not had a material impact upon the Company’s operations.

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 .” This Statement amends and expands the disclosure requirements of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities .” The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles .” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles .” The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Note 3.   Stockholders’ Equity

In the first half of 2008, holders of warrants to purchase 125,425 shares of our common stock for between $1.50 and $2.00 exercised them for $224,787 net of offering costs of $7,313.

The Company also completed a private placement of 615,309 common shares at $4.06 per share increasing equity by $2,500,000 in February 2008.

During the first half of 2008, the Company granted 5,370,000 options on shares of common stock to the Company’s Chief Scientific Officer and Chairman of the Board; the CEO, the CFO and the company’s outside directors as an incentive for these officers’ continued employment. The options vest in periods between one and three years six months.. The Company valued these options using the Black-Scholes option pricing model using the following assumptions: exercise price of between $1.32 and $3.73, term between two and five and a half years, volatility rate between 51% and 77% and discount rate between 1.77 and 3.28%. The total value of these options will be expensed over the vesting period. The Company began to record the expense related to these options in the first quarter of 2008.

Note 4. Subsequent Events

In August 2008, Dr. Thomas Hazel will be rejoining the company as Executive Vice President, Research. He will be working with Dr. Karl Johe, Neuralstem's Chairman and Chief Science Officer, to manage the company's upcoming clinical trial for ALS (Amytrophic Lateral Sclerosis, or Lou Gehrig's disease), and complete development of Neuralstem's small molecule neurogenesis compound targeted to treat depression.

In July 2008, the Company notified CJ Cheiljedang Corp. (C.J.) that Neuralstem will exercise its right to commence negotiations with C.J. concerning the potential addition of China to the list of Asian countries for which C.J. has purchased an option to negotiate for the exclusive license to Neuralstem's stem cell-products and technology. In February 2008, C.J. purchased options to negotiate exclusive licenses for: Korea, Indonesia, Philippines, Malaysia, Singapore and Vietnam. CJ CheilJedang Corporation is a subsidiary company of CJ Group whose core businesses consists of Food & Food Services, Bio Pharma, Entertainment Media, and Home Shopping & Logistics.

NEURALSTEM, INC.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem,” “the Company,” “we,” “us,” “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares.”  The information contained herein is current as of the date of this quarterly report (June 30, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three and six-month interim period ended June 30, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

Recent Developments

In July 2008 the Company notified CJ Cheiljedang Corp. (C.J.) that Neuralstem will exercise its right to commence negotiations with C.J. concerning the potential addition of China to the list of Asian countries for which C.J. has purchased an option to negotiate for the exclusive license to Neuralstem's stem cell-products and technology. In February 2008, C.J. purchased options to negotiate exclusive licenses for: Korea, Indonesia, Philippines, Malaysia, Singapore and Vietnam. CJ CheilJedang Corporation is a subsidiary company of CJ Group whose core businesses consists of Food & Food Services, Bio Pharma, Entertainment Media, and Home Shopping & Logistics.

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, (2) our quarterly report for the period ended March 31, 2008, and (3) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as filed with the SEC, and as may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" set forth on page [__] of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2008, we had 7 full-time employees. Of these employees, 3 are directly involved in research and development activities and 4 are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

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

In May of 2008 we initiated litigation against StemCells, Inc. We believe in response to such litigation, StemCells, Inc. initiated an action against us. The litigation is in its initial stages and it is hard to estimate what the actual costs stemming there from will be. We have currently budgeted an additional $50,000 per month but this amount could significantly increase. For a further description of the litigation, refer to the section of this report entitled “Legal Proceedings.”

Notwithstanding, we anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition due in large part to our outsourcing model.

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

Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the six month periods ended June 30, 2008 and June 30, 2007 no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Summary Income Statement for the Three and Six Months Ended June 30, 2008 & 2007

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008		2007

Revenues	$-	$78,499	$	$-	$260,324
Operating Expenses	2,968,217	1,935,145		5,263,986	3,084,768
Operating Loss	(2,968,217)	(1,856,646)		(5,263.986)	(2,824,444)

Non-operating income	10,545	57,735		31,862	76,291

Net Loss	$(2,957,672)	$(1,798,911)		$(5,232,124)	$(2,748,153)

RESULTS OF OPERATIONS

For the second quarter of 2008, the Company reported a net loss of $2,957,672, or $(0.09) per share, compared to a net loss of $1,798,911 or $(0.06) per share, for the comparable 2007 period. Net loss attributable to common stockholders for the first six months of 2008 was $5,232,124 or $(0.16) per share, compared to $2,748,153, or $(0.10) per share, for the comparable period in 2007.The increase in net loss year to year was due to an increase in non cash stock-based compensation expense, salaries, and legal fees.

Result of Operations for the Three Months ending June 30, 2008 and 2007

Revenues for the three months ended June 30, 2008 and 2007 were $0 and $78,499 respectively as 2007 included funding from a grant which has ended.

Research and development expenses for the three months ended June 30, 2008 and 2007 were $1,633,729 and $744,149, respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, stock-based compensation expense, research supplies and costs incurred in connection with specific research grants.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $1,318,708, and $1,178,015, respectively. The principal increase in expenses in 2008 versus 2007 is a result of increased stock-based compensation expenses, payroll and legal (both patent and corporate).

Other income for the three months ended June 30, 2008 and 2007 were $10,545, and $58,058, respectively. The decrease in 2008 relates to a reduction in short term interest rates which drives income derived from our cash balance.

Net loss for the three months ended June 30, 2008 and 2007 was $2,957,672 and $1,798,911, respectively.

Results of Operations for the Six Months ending June 30, 2008 and 2007

There were no revenues for the six month period ending June 30, 2008. In the same period in the prior year we had $260,324 from a licensing agreement, sales of tissue products, and the substantial completion of a discontinued National Institute of Health grant.

Research and development expenses for the six month periods ending June 30, 2008 and 2007 were $2,832,572 and $1,626,639, respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, stock based compensation expense, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the six month periods ending June 30, 2008 and 2007 were $2,401,877 and $1,432,167, respectively. The principal increase in expenses in the current period versus the same period last year is a result of increases in professional fees and expenses related to accountants, legal and business advisors, stock based compensation expense and the introduction of an incentive bonus plan.

Non-operating income, net for the six month period ending June 30, 2008 and 2007 were $31,862, and $76,291, respectively. The largest factor influencing the reduction in 2008 is the drop in short term interest rates on cash deposits.

Net loss for the six months ended June 30, 2008 and 2007 was $5,232,124 and $2,748,153, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, result of operations or cash flows.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company adopted EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007 and has not had a material impact upon the Company’s operations.

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 .” This Statement amends and expands the disclosure requirements of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities .” The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles .” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles .” The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the private placement of our securities and the exercise of investor warrants. During the six months ended June 30, 2008, we raised $2,500,000, through the private placement of our securities. In addition, we raised an additional $224,787 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash. We received no payments from our grants, cell sales and licensing agreements for the six months ended June 30, 2008. Interest earned on cash and cash equivalents equaled $31,862.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash at June 30, 2008 was $6,966,587. Cash at December 31, 2007 was $7,403,737. The decrease in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash is limited. We will require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. Our currently monthly cash burn rate is $500,000. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months from June 30, 2008, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful Investigative New Drug Application (“IND”) with the FDA, we anticipate we will enter clinical trials in the last half of 2008. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,000,000. Assuming our current monthly cash burn rate of $500,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least twelve months from June 30, 2008. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares.

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

PART II
OTHER INFORMATION

LEGAL PROCEEDINGS

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. and Neurospheres Holding Ltd., (collectively “StemCells”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “‘418 patent”) is invalid and not infringed and that certain statements made by Neuralstem’s CEO are not trade libel or do not constitute unfair competition as alleged by StemCells. On July 15, 2008, StemCells filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California. Briefing on that motion is ongoing. It is not known when nor on what basis this matter will be concluded.

•
On May 7, 2008, StemCells filed suit against us, I. Richard Garr and Karl K. Johe (collectively “Defendants”) in U.S. District Court in Northern District of California, alleging that we have been infringing, contributing to the infringement of, and or inducing the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. See Civil Action No. 08-02364.  On May 9, 2008, StemCells filed an Amended Complaint and added claims against Neuralstem for trade libel and unfair competition under California state law. This case involves the same claims as the Declaratory Judgment Action initiated by Neuralstem on May 7, 2008 pending in the District of Maryland.  See Civil Action No. 08-1173. Defendants’ filed a Motion to Dismiss based on the first-to-file rule. On July 1, 2008, the Court in California issued an Order agreeing that the first-to-file rule applies and “defer[red] to the District of Maryland to decide the appropriate forum and whether an exception to the first-to-file rule is applicable.” If the District in Maryland action does not move forward our Answer is due on September 24, 2008. It is not known when nor on what basis will this matter be concluded.

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

Since inception in 1996 and through June 30, 2008, the Company has raised in aggregate, approximately $57,351,038 capital and recorded accumulated losses totaling $50,888,121. On June 30, 2008, the Company had a working capital surplus of $7,047,290 and stockholders’ equity of $6,462,917. Our net losses for the two most recent fiscal years have been $7,063,272 and $3,147,488 for 2007 and 2006 respectively. Our net loss for the six month period ended June 30, 2008 was $5,232,124. We had no revenues for the six months ended June 30, 2008.

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

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock and convertible debt to third parties, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately nine months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of June 30, 2008, the Company had cash and cash equivalents on hand of $6,966,587. Presently, the Company has a monthly cash burn rate of approximately $500,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also resulting a lower price for the Company's securities.

The Company may have difficulty raising needed capital in the future as a result of, among other factors, the Company's limited operating history and business risks associated with the Company.

The Company's business currently generates limited amounts of cash which will not be sufficient to meet its future capital requirements. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining FDA approval. The Company will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, commercial-scale manufacturing arrangements and to provide for the marketing and distribution. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any available source, the Company may have to delay, reduce the scope of or eliminate one or more of its research, development or commercialization programs or product launches or marketing efforts which may materially harm the Company's business, financial condition and results of operations.

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

At present, the Company is not able to finance it operations because it does not sell any products. Accordingly, the Company will be required to secure additional financing. If the Company is able to obtain such additional financings such financing may be dilutive to current shareholders. The Company has the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. The Company is authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the Company's stockholders.

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

The biotechnology industry is characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than it has. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by the Company. Although not necessarily direct competitors, companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Advanced Cell Technology, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, have substantially greater resources and experience in the Company's fields than it does. Of course, any of the world's largest pharmaceutical companies represent a significant actual or potential competitor with vastly greater resources than the Company's.

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

The Company's business may bring it into conflict with its licensees, licensors, or others with whom it has contractual or other business relationships or with its competitors or others whose interests differ from the Company's. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of the Company's business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require the Company to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed, and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. At present, the litigation is in its initial stages and any likely outcome is difficult to predict.

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

Messrs. Garr and Johe have entered into employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company as much as $1,800,000 per contract, and immediate vesting of all outstanding options held by Messrs Garr and Johe.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2008, we have issued and outstanding 32,151,300 common shares, 19,653,749 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 950,000 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and 630,341 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 96,614,610 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-KSB for the period ended December 31, 2007.

•	On January 21, 2008, we issued the following:

Karl Johe, Chairman and Chief Science Officer – options to purchase 2.1 million common shares at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011. The options expire on January 1, 2018. Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.

Richard Garr, Chief Executive Officer and General Council – options to purchase 2.1 million common shares at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011 . The options expire on January 1, 2018.  Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Johe’s stock options granted under his employment agreement.

•
On February 19, 2008, we entered into an agreement with CJ CheilJedang Corporation (KSE: CJ CheilJedang) for the sale of $2.5 million of common shares at $4.063 per share. Pursuant to the transaction, we issued an aggregate of 615,309 common shares to CJ CheilJedang. Please refer to our Current Report filed on form 8-K on February 25, 2008 for a further description of the transaction.

•
On April 1, 2998, we granted John Conron compensatory options to purchase an aggregate of 1,050,000 common shares at an exercise price of $2.60. The options vest as follows: (i) 50,000 vest immediately; and (ii) 1,000,000 vest annually over the next three years so that 100% of the options will be vested on April 1, 2011. The options were issued pursuant to our two stock plans as follows: (x) the option to purchase 1,000,000 common shares was issued pursuant to our 2007 Stock Plan; and (y) the option to purchase 50,000 common shares was issued pursuant to our 2005 Stock Plan.

•
On May 28, 2008, we granted Scott Ogilvie options to purchase an aggregate of 60,000 common shares at an exercise price of $1.32. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) an option purchase 45,000 common shares as compensation for serving on the board of directors; (ii) an option to purchase 5,000 common shares as compensation for serving on our Audit Committee; (iii) an option to purchase 5,000 common shares as compensation for serving on our Compensation Committee; and (iv) an option to purchase 5,000 common shares as compensation for serving on our Governance and Nominating Committee. The options vest quarterly over the grant year and expire 7 years from the date of grant.

•
On May 28, 2008, we granted William Oldaker options to purchase an aggregate of 60,000 common shares at an exercise price of $1.32. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) an option purchase 45,000 common shares as compensation for serving on the board of directors; (ii) an option to purchase 5,000 common shares as compensation for serving on our Audit Committee; (iii) an option to purchase 5,000 common shares as compensation for serving on our Compensation Committee; and (iv) an option to purchase 5,000 common shares as compensation for serving on our Governance and Nominating Committee. The options vest quarterly over the grant year and expire 7 years from the date of grant.

DEFAULT UPON SENIOR SECURITIES

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on May 28, 2008. At the meeting, stockholders present or by proxy voted on the following matters:

1. Election of 4 directors to the following classes of our Board of Directors:

a. Election as two Class III Directors to serve until our 2011 annual meeting.

	Votes For	Votes Abstained
I. Richard Garr	26,244,750	52,289
Karl Johe	26,243,777	53,262

b. Election of one Class II Director to serve until our 2010 annual meeting.

	Votes For	Votes Abstained
William Oldaker	25,379,508	917,531

c. Election of one Class I Director to serve until our 2009 annual meeting

	Votes For	Votes Abstained
Scott Ogilvie	25,377,635	919,404

2.	Ratification of the appointment of Stegman & Company as the company’s independent registered public accounting firm for 2008.

Votes For	Votes Against	Votes Abstained	Broker No Votes
26,222,801	34,290	39,948	0

3.
Approval of an amendment to the company’s certificate of incorporation to increase the number of shares of common stock which the company is authorized to issue from 75,000,000 shares to 150,000,000 shares.

Votes For	Votes Against	Votes Abstained	Broker No Votes
25,756,534	512,153	28,348	0

EXHIBITS.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 14, 2008	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)