Form 10-Q
period 2008-09-30
Neuralstem, Inc.
filed 2008-11-13
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-1357459

Neuralstem, Inc.
(Name of small business issuer in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9700 Great Seneca Highway,
Rockville, Maryland, 20850

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

As of November 13, 2008 there were 32,151,300 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited)
	Three and Nine months ended September 30, 2008 and 2007	2

	Statements of Changes in Stockholders' Equity (Unaudited)	3
	For the period from January 1, 2008 through September 30, 2008

	Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2008 and 2007	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II -	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders.	24

Item 5.	Other Information

Item 6.	Exhibits	24

PART I
FINANCIAL INFORMATION

NEURALSTEM, INC.
BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2008	2007
	(Unaudited)
ASSETS

Cash	$5,249,805	$7,403,737
Prepaid expenses	211,766	130,719
Total current assets	5,461,571	7,534,456

Property and equipment, net	172,283	136,920
Other assets	54,446	43,271
Intangible assets, net	162,985	111,406

Total assets	$5,851,285	$7,826,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,270,809	$1,016,699

STOCKHOLDERS' EQUITY

Preferred Stock, 7,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $.01 par value, 150 million shares authorized, 32,151,300 and 31,410,566 shares outstanding in 2008 and 2007	321,513	314,106
Additional paid-in capital	58,325,041	52,151,245
Accumulated deficit	(54,066,078)	(45,655,997)
Total stockholders' equity	4,580,476	6,809,354
Total liabilities and stockholders' equity	$5,851,285	$7,826,053

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Revenues	$-	$45,733	$-	$306,057

Operating expenses:
Research and development costs	1,766,040	672,101	4,598,611	2,202,670
General, selling and administrative expenses	1,400,795	832,348	3,802,673	2,359,515
Depreciation and amortization	17,223	22,403	46,760	48,365
Total operating expenses	3,184,058	1,526,852	8,448,044	4,610,550
Operating loss	(3,184,058)	(1,481,119)	(8,448,044)	(4,304,493)

Non-operating income (expense):
Interest income	6,101	59,397	37,963	136,358
Interest expense	-	(298)	-	(968)
Total non-operating income	6,101	59,099	37,963	135,390
Net loss	$(3,177,957)	$(1,422,020)	$(8,410,081)	$(4,169,103)

Net loss per share, basic and diluted	$(0.10)	$(0.05)	$(0.26)	$(0.15)

Average number of shares of common stock outstanding	32,151,300	29,372,895	32,008,533	28,370,589

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from January 1, 2008 through September 30, 2008
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accum.
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	-	$-	31,410,566	$314,106	$52,151,245	$(45,655,997)	$6,809,354

Exercise of Warrants to purchase Common Stock ($1.50 - $2.00 per share), net of offering costs of $0.15 per share or $20,889.	-	-	125,425	1,254	209,957	-	211,211

Issuance of common stock though Private
Placement ($4.06 per share).	-	-	615,309	6,153	2,493,847	-	2,500,000

Share Based Payment - Employee
Compensation	-	-	-	-	3,469,992	-	3,469,992

Net loss	-	-	-	-	-	(8,410,081)	(8,410,081)

Balance at September 30, 2008	-	$-	32,151,300	$321,513	$58,325,041	$(54,066,078)	$4,580,476

See accompanying notes to Financial Statements.

NEURALSTEM, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(8,410,081)	$(4,169,103)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	46,760	48,365
Share based compensation	3,469,992	845,561
Changes in assets and liabilities:
Prepaid expenses	(81,047)	(105,685)
Other assets	(11,175)	(1,289)
Accounts payable and accrued expenses	254,109	505,513
Net cash used in operating activities	(4,731,442)	(2,876,638)

Cash flow from investing activities:
Capital outlay for intangible assets	(62,247)	(6,890)
Purchase of property and equipment	(71,454)	(101,179)
Net cash used in investing activities	(133,701)	(108,069)

Cash flows from financing activities:
Issuance of common stock	2,711,211	6,529,670
Payments on notes payable	-	(5,825)
Net cash provided by financing activities	2,711,211	6,523,845

Net (decrease) increase in cash	(2,153,932)	3,539,138

Cash, beginning of period	7,403,737	1,807,041

Cash, ending of period	$5,249,805	$5,346,179

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

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by SAB 104 . Our revenue is derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

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

Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. Common equivalent shares from the exercise of stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

During the nine months ended September 30, 2008, we granted 5,600,000 options and in the similar period ended September 30, 2007, we granted 603,333 options. We recorded related compensation expenses as our options vest in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment.  We recognized $1,309,092 and $371,168 in share-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, from the vesting of stock options or warrants. We recognized $3,469,992 and $845,561 in share-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the nine months ended September 30, 2008 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,150,659	$1.19	6.8	-
Granted	5,600,000	3.34	9.3	-
Exercised	-
Forfeited	-

Outstanding at September 30, 2008	8,750,659	$2.55	8.4	$2,094,000

Exercisable at September 30, 2008	2,297,326	$1.09	7.0	$1,566,000

Share-based compensation expense included in the statements of operations for the three months and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,
	2008	2007

Research and development costs	$817,171	$59,058
General, selling and administrative expenses	491,921	312,110
Total	$1,309,092	$371,168

	Nine Months Ended September 30,
	2008	2007

Research and development costs	$2,265,846	$134,540
General, selling and administrative expenses	1,204,146	711,021
Total	$3,469,992	$845,561

Warrants to purchase common stock were issued to certain officers, directors, stockholders and consultants.

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2008	11,208,515	$2.44
Issued	—
Exercised	125,425	1.68
Forfeited	—

Outstanding at September 30, 2008	11,083,090	$2.45

Exercisable at September 30, 2008	8,083,090	$2.24

In the first nine months of 2008 holders of warrants to purchase 125,425 shares of our common stock for between $1.50 and $2.00 exercised them for $211,211 net of offering costs of $20,889.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “ Effective Date of FASB Statement No.157.” This FSP defers the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows. As of September 30, 2008, Cash was our only financial asset and was valued using Level I observable inputs. We had no financial liabilities as of September 30, 2008.

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

Note 3.   Stockholders’ Equity

In the first nine months of 2008, holders of warrants to purchase 125,425 shares of our common stock for between $1.50 and $2.00 exercised them for $211,211 net of offering costs of $20,889.

The Company also completed a private placement of 615,309 common shares at $4.06 per share increasing equity by $2,500,000 in February 2008.

During the first nine months of 2008, the Company granted 5,600,000 options on shares of common stock to the Company’s Chief Scientific Officer and Chairman of the Board; the CEO, the CFO, the company’s outside directors and consultants as an incentive for these officers’ and consultants’ continued employment. The options vest in periods between one and three years six months.. The Company valued these options using the Black-Scholes option pricing model using the following assumptions: exercise price of between $1.32 and $3.73, term between two and six years, volatility rate between 51% and 77% and discount rate between 1.77% and 3.35%. The total value of these options will be expensed over the vesting period. The Company began to record the expense related to these options in the first quarter of 2008.

Note 4. Subsequent Events

In October 2008 Neuralstem Inc., announced that it has licensed the rights to three inventions from Cleveland Clinic pertaining to Targeted Spinal Cord Therapeutics Delivery. The devices will enable Surgeons to deliver the Company’s cell therapeutics and enhance the safety and efficacy of the treatments for Amyotrophic Lateral Sclerosis (“ALS”), and other spinal cord injuries and diseases. In conjunction with the licensing agreement the company also announced that it anticipates filing its Investigational New Drug (“IND”) application with the FDA for the ALS trial in the next few weeks, and hopes to start the trial early in 2009.

NEURALSTEM, INC.

ADVISEMENT

Unless the context requires otherwise, “Neuralstem,” “the Company,” “we,” “us,” “our” and similar terms refer to Neuralstem, Inc. Our common stock, par value $.01 per share, is commonly referred to in this quarterly report as our “common shares.”  The information contained herein is current as of the date of this quarterly report (September 30, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three and nine-month interim period ended September 30, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008. The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial production, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section of this report captioned “Risk Factors”

Each forward-looking statement should be read in context with, and in understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, (2) our quarterly report for the period ended March 31, 2008, (3) our quarterly report for the period ended June 30, 2008,and (4) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as filed with the SEC, and as may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Neuralstem is focused on the development and commercialization of treatments based on transplanting human neural stem cells.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license four (4) issued patents and thirteen (13) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the successful development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

This is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our product may not be able to successfully compete against them.

All of our research efforts to date are at the stage of pre-clinical research and development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia. We are headquartered in Rockville, Maryland.

In addition to our core tissue based technology, we have begun developing a Small-Molecule compound. We have performed preliminary in vitro and in vivo tests on the compound with regard to neurogenesis. Based on the results of these tests, we have applied for a U.S. patent on the compound.

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

Employees

As of September 30, 2008, we had 7 full-time employees. Of these employees, 3 are directly involved in research and development activities and 4 are engaged in business development and administration. We also use the services of numerous outside consultants in regard to business and scientific matters. We believe that we have good relations with our employees and consultants.

Trends & Outlook

Revenue:

Our revenue in 2007 was from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2008, we are not concentrated on increasing revenue. We have completed work on previously awarded grants.

Long-term, we anticipate that grant revenue as a percentage of overall revenue will decrease or be non-existent and our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present, we are in our pre-clinical stage of development and as a result, we can not accurately predict when or if we will be able to produce a product for commercialization. Accordingly, we cannot accurately estimate when such a change in revenue composition will occur or if it will ever occur.

Research and Development Expenses:

Our research and development expenses consist primarily of costs associated with research, in the fields of: (i) human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates; and (ii) in connection with our Small-Molecule development program. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense. However, we also incur expenses with third parties, including license agreements, third-party contract services, sponsored research programs and consulting expenses.

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

Although we feel our current personnel will be sufficient for our short term needs, the cost of increased personnel and expenses as we move from pre-clinical to clinical state is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we estimate that a trial for an individual indication such as ALS will require 15 patients at an estimated cost of $100,000 to $150,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our operating results. Due to these uncertainties, we cannot reasonably estimate the size, nature, nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent, we will receive cash inflows from resulting products.

General and Administrative Expenses:

Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business as well as professional service fees (legal, accounting, audit) relating thereto. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase.

In May of 2008 we initiated litigation against StemCells, Inc. We believe in response to such litigation, StemCells, Inc. initiated an action against us. The litigation is in its initial stages and it is hard to estimate what the actual costs will be. We have currently budgeted an additional $50,000 per month but this amount could significantly increase. Since litigation commenced, we have been spending approximately $100,000 per month in connection with this matter. For a further description of the litigation, refer to the section of this report entitled “Legal Proceedings.”

Notwithstanding the forgoing, we anticipate that General and Administrative Expense related to our core business will increase at a slower rate than that of similar companies making such transition due in large part to our outsourcing model.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describe certain significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

 Use of Estimates—These financial statements have been prepared in accordance with GAAP, accordingly, they require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to the compensation of employees, directors, consultants and investment banks. Actual results could differ from those estimates.

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

Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the nine month periods ended September 30, 2008 and 2007, no impairment losses were recognized.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable but are charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Share Based Compensation—Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three and Nine Months Ended September 30, 2008 & 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	-	45,733	-	306,057
Operating expenses	3,184,058	1,526,852	8,448,044	4,610,550

Operating loss	(3,184,058)	(1,481,119)	(8,448,044)	(4,304,493)

Non-operating income	6,101	59,099	37,963	135,390

Net loss	(3,177,957)	(1,422,020)	(8,410,081)	(4,169,103)

RESULTS OF OPERATIONS

For the third quarter of 2008, ended September 30, the Company reported a net loss of $3,177,957, or $(0.10) per share, compared to a net loss of $1,422,020 or $(0.05) per share, for the comparable period in 2007. Net loss attributable to common stockholders for the first nine months of 2008 was $8,410,081 or $(0.26) per share, compared to $4,169,103, or $(0.15) per share, for the comparable period in 2007. The increase in net loss year to year was due to an increase in non cash stock-based compensation expense, salaries, and legal fees.

Result of Operations for the Three Months ending September 30, 2008 and 2007

Revenues for the three months ended September 30, 2008 and 2007 were $0 and $45,733, respectively, as 2007 included funding from a grant which has ended.

Research and development expenses for the three months ended September 30, 2008 and 2007 were $1,766,040 and $672,101, respectively. The increase in expenses in the current period consists mainly of payroll and payroll related expenses, stock-based compensation expense, research supplies and costs incurred to complete our IND.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $1,400,795, and $832,348, respectively. A $374,000 increase in non-cash stock based compensation expense is responsible for much of the increase between periods.

Other income for the three months ended September 30, 2008 and 2007 were $6,101, and $59,397, respectively. The decrease in 2008 relates to a reduction in short term interest rates which drives income derived from our cash balance.

Net loss for the three months ended September 30, 2008 and 2007 was $3,177,957 and $1,422,020, respectively.

Results of Operations for the Nine Months ending September 30, 2008 and 2007

There were no revenues for the nine month period ending September 30, 2008. In the same period in the prior year we had $306,057 from a licensing agreement, and the substantial completion of a discontinued National Institute of Health grant.

Research and development expenses for the nine month periods ending September 30, 2008 and 2007 were $4,598,611 and $2,202,670, respectively. The increase in expenses in current period consists mainly of payroll and payroll related expenses, stock based compensation expense, research supplies and costs incurred in connection with our current effort to produce preclinical data which results in animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control.

General and administrative expenses for the nine month periods ending September 30, 2008 and 2007 were $3,802,673 and $2,359,515, respectively. A $954,000 increase in non-cash stock based compensation expense is responsible for much of the increase between periods.

Non-operating income, net for the nine month period ending September 30, 2008 and 2007 were $37,963, and $135,390, respectively. The largest factor influencing the reduction in 2008 is the drop in short term interest rates on cash deposits.

Net loss for the nine months ended September 30, 2008 and 2007 was $8,410,081 and $4,169,103, respectively.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles .” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles .” The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources

We are financing our operations primarily with the proceeds from the private placement of our securities and the exercise of investor warrants. During the nine months ended September 30, 2008, we raised $2,500,000, through the private placement of our securities. In addition, we raised an additional $211,211 as a result of warrant exercises from our current investors. To a substantially lesser degree, financing of our operations has been provided through grant funding, payments received under license agreements, and interest earned on cash. We received no payments from our grants, cell sales and licensing agreements for the nine months ended September 30, 2008. Interest earned on cash and cash equivalents equaled $37,963.

We have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash at September 30, 2008 was $5,249,805. Cash at December 31, 2007 was $7,403,737. The decrease in the current period is the result of the above described factors, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, fees paid to the placement agent, and increases in other research and development and general and administrative expenses.

Our cash is limited. We will require substantial additional funding. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. Our currently monthly cash burn rate is $600,000. We expect our cash burn rate to decline to $450,000 over the next two quarters as litigation and preparation for our initial Investigative New Drug Application (“IND”) filing winds down. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next nine months from September 30, 2008, although certain of these activities and related personnel may need to be reduced.

Additionally, in the event we are able to file a successful IND with the FDA, we anticipate we will enter clinical trials in the first quarter of 2009 and that they will take 18 months to complete. In the event of such trials, we would incur additional expenses associated with such trials which are estimated to exceed $1,500,000. Assuming our current monthly cash burn rate of $600,000, the increased expense from regulatory compliance and personnel required for the pre-trial and clinical trial work, as well as the estimated cost of the trial, our cash on hand is sufficient to finance our current operations, pre-clinical and clinical work for at least six months from September 30, 2008. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares.

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

PART II
OTHER INFORMATION

LEGAL PROCEEDINGS

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. and Neurospheres Holding Ltd., (collectively “StemCells”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “‘418 patent”) is invalid and not infringed and that certain statements made by Neuralstem’s CEO are not trade libel or do not constitute unfair competition as alleged by StemCells.  On July 15, 2008, StemCells filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells’ Motion to Dismiss, but granted Neurospheres’ motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the ‘505 patent, the ‘418 patent, and state law claims for trade libel and unfair competition. On October 1, 2008, Neuralstem filed a motion to dismiss or strike StemCells’ state law trade libel and unfair competition claims. It is not known when nor on what basis will this matter be concluded.

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

Since inception in 1996 and through September 30, 2008, the Company has raised in aggregate, approximately $58,646,554 capital and recorded accumulated losses totaling $54,066,078. On September 30, 2008, the Company had a working capital surplus of $4,190,762 and stockholders’ equity of $4,580,476. Our net losses for the two most recent fiscal years have been $7,063,272 and $3,147,488 for 2007 and 2006 respectively. Our net loss for the nine month period ended September 30, 2008 was $8,410,081. We had no revenues for the nine months ended September 30, 2008.

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

The Company has relied almost entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common and preferred stock, the exercise of investor warrants and to a lesser degree from grants, loans and revenue from license and royalty fees. The Company anticipates, based on current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development) and financings the Company has undertaken prior to the date of this quarterly report, that its current working capital will be sufficient to satisfy contemplated cash requirements for approximately nine months, assuming that the Company does not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could effect cash requirements. As of September 30, 2008, the Company had cash and cash equivalents on hand of $5,249,805. Presently, the Company has a monthly cash burn rate of approximately $600,000. Accordingly, the Company will need to raise additional capital to fund anticipated operating expenses and future expansion after such period. Among other things, external financing will be required to cover the further development of the Company's technologies and products and other operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund operations and planned growth, develop or enhance its technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on the Company's operations may make capital raising more difficult and may also resulting a lower price for the Company's securities.

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

The Company relies on its intellectual property, including its issued and applied for patents, as the foundation of its business. The intellectual property rights of the Company may come under challenge, and no assurances can be given that, even though issued, the Company's current and potential future patents will survive claims commencing in the court system alleging invalidity or infringement on other patents. For example, in 2005, the Company's neural stem cell technology was challenged in the U.S. Patent and Trademark Office by a competitor. Although the Company prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy and expensive, and could potentially be adjudicated adversely to the Company, removing the protection afforded by an issued patent. The viability of the Company's business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on the Company. At present, the litigation with StemCells, Inc. is in its initial stages and any likely outcome is difficult to predict. It is not known when nor on what basis this matter will be concluded.

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

The biotechnology industry is characterized by intense competition. The Company competes against numerous companies, many of which have substantially greater financial and other resources than it has. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by the Company. Although not necessarily direct competitors, companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Advanced Cell Technology, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, may have substantially greater resources and experience in the Company's fields than it does. Of course, any of the world's largest pharmaceutical companies represent a significant actual or potential competitor with vastly greater resources than the Company's.

Risks Relating to the Company's Reliance on Third Parties

The Company's outsource model depends on collaborators, non-employee consultants, research institutions, and scientific contractors to help it develop and test its proposed products. Our ability to develop such relationships could impair or delay our ability to develop products.

The Company's strategy for the development, clinical testing and commercialization of its proposed products is based on an outsource model. This model requires that the Company enter into collaborations with corporate partners, research institutions, scientific contractors and licensors, licensees and others in order to further develop its technology and develop products. In the event the Company is not able to enter into such relationships in the future, our: ability to develop products may be seriously hindered; or we would be required to expend considerable money and research to bring such research and development functions in house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house. Also, we are currently dependent on collaborators for a substantial portion of our research and development. Although our collaborative agreements do not impose any duties or obligations on us other than the licensing of our technology, the failure of any of these collaborations may hinder our ability to develop products in a timely fashion. By way of example, our collaboration with John Hopkins University, School of Medicine yielded findings that contributed to our patent application entitled Transplantation of Human Cells for Treatment of Neurological Disorder. Had the collaboration not existed, our ability to apply for such patent would have been greatly hindered. We currently have 4 key collaborations. They are with:

•	The University of California, San Diego;

•	University of Central Florida;

•	University of Florida

•	University of Michigan

Our maximum obligation to provide additional funding under any of these collaborations is $100,000. Our primary risk is that no results are derived from their research.

We intend to rely upon the third-party FDA-approved manufacturers for our stem cells. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. We current have an agreement with Charles River Laboratories for the manufacturing and storage of our cells. In the event Charles River Laboratories fails to provide suitable cells, we would be forced to either manufacture the cells ourselves or seek other third party vendors. Should we be forced to manufacture our stem cells, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications .

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

Messrs. Garr and Johe have entered into employment agreements with the Company which expire on November 1, 2012 and which include termination provisions stating that if either employee is terminated for any reason other than a voluntary resignation, then all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly to the Company, and could cause difficulty in effecting a change in control of the Company. Termination prior to full term on the contracts would cost the Company as much as $1,800,000 per contract, and immediate vesting of all outstanding options held by Messrs. Garr and Johe.

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

Risks Relating to the Company's Common Stock

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of September 30, 2008, we have issued and outstanding 32,151,300 common shares, 19,833,749 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 400,341 common shares reserved for issuances of additional grants under our 2005 incentive stock plan, and 950,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 96,664,610 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-KSB for the period ended December 31, 2007.

•	On January 21, 2008, we granted the following options pursuant to our 2007 Stock Plan:

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

Richard Garr, Chief Executive Officer and General Council - options to purchase 2.1 million common shares at a price of $3.66 per share. The options vest over 3.5 years with the vesting period commencing on January 1, 2008 with 700,000 options vesting on each of February 28, 2009, April 30, 2010, and June 30, 2011. The options expire on January 1, 2018.  Additionally, the options will become immediately exercisable upon an event which would result in an acceleration of Mr. Garr’s stock options granted under his employment agreement.

•
On February 19, 2008, we entered into an agreement with CJ CheilJedang Corporation (KSE: CJ CheilJedang) for the sale of $2.5 million of common shares at $4.063 per share. Pursuant to the transaction, we issued an aggregate of 615,309 common shares to CJ CheilJedang. Please refer to our Current Report filed on form 8-K on February 25, 2008 for a further description of the transaction.

•
On April 1, 2008, we granted John Conron, our Chief Financial Officer, compensatory options to purchase an aggregate of 1,050,000 common shares at an exercise price of $2.60. The options vest as follows: (i) 50,000 vest immediately; and (ii) 1,000,000 vest annually over the next three years so that 100% of the options will be vested on April 1, 2011. The options were issued pursuant to our two stock plans as follows: (x) the option to purchase 1,000,000 common shares was issued pursuant to our 2007 Stock Plan; and (y) options to purchase 50,000 common shares was issued pursuant to our 2005 Stock Plan.

•
On May 28, 2008, we granted Scott Ogilvie, a director, options to purchase an aggregate of 60,000 common shares at an exercise price of $1.32. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) an option purchase 45,000 common shares as compensation for serving on the board of directors; (ii) an option to purchase 5,000 common shares as compensation for serving on our Audit Committee; (iii) an option to purchase 5,000 common shares as compensation for serving on our Compensation Committee; and (iv) an option to purchase 5,000 common shares as compensation for serving on our Governance and Nominating Committee. The options vest quarterly over the grant year and expire 7 years from the date of grant.

•
On May 28, 2008, we granted William Oldaker, a director, options to purchase an aggregate of 60,000 common shares at an exercise price of $1.32. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) an option purchase 45,000 common shares as compensation for serving on the board of directors; (ii) an option to purchase 5,000 common shares as compensation for serving on our Audit Committee; (iii) an option to purchase 5,000 common shares as compensation for serving on our Compensation Committee; and (iv) an option to purchase 5,000 common shares as compensation for serving on our Governance and Nominating Committee. The options vest quarterly over the grant year and expire 7 years from the date of grant.

•
On August 14, 2008, we granted options to purchase an aggregate of 30,000 common shares at an exercise price of $1.88 to two employees (15,000 each). The grants were made pursuant to our 2005 Stock Plan. The options vest as follows: (i) 15,000 on the granted date; and (ii) 15,000 on August 14, 2009. The options expire on August 18, 2018.

•
On August 14, 2008, we granted one of our employee options to purchase 200,000. The grant is effective as of August 11, 2008, the employee’s start date. The options vest as follows: (i) 40,000 on the effective date; and (ii) 40,000 on each of August 11, 2009, 2010, 2011 and 2012. The grant was made pursuant to the 2005 Stock Plan. The options have an exercise price of $1.89 and expire on August 14, 2018.

DEFAULT UPON SENIOR SECURITIES

None.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

OTHER INFORMATION

None.
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

NEURALSTEM, INC.

Date: November 13, 2008	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)