Form 10-Q
period 2009-03-31
Neuralstem, Inc.
filed 2009-05-15
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Registrant’s telephone number, including area code (301)-366-4841

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of May 1, 2009 there were 33,751,300 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,567,108	$4,903,279
Prepaid expenses	99,427	136,287

Total current assets	3,666,535	5,039,566

Property and equipment, net	155,516	163,930
Intangible assets, net	239,088	212,265
Other assets	61,472	52,972

Total assets	$4,122,611	$5,468,733

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,630,442	$1,265,488

LONG-TERM LIABILITIES

Fair value of warrant obligations	2,762,835	-

Total liabilities	4,393,277	1,265,488

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding
Common stock: $0.01 par value; 150 million shares authorized, 33,751,300 shares outstanding in 2009 and 2008	337,513	337,513
Additional paid-in capital	58,688,611	61,352,527

Accumulated deficit	(56,296,790)	(57,486,795)
Total stockholders' (deficit) equity	(270,666)	4,203,245

Total liabilities and stockholders' equity	$4,122,611	$5,468,733

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Revenues	$-	$-

Operating expenses:
Research and development costs	1,434,010	1,198,843
General, selling and administrative expenses	1,457,238	1,083,169
Depreciation and amortization	20,796	13,757
	2,912,044	2,295,769
Operating loss	(2,912,044)	(2,295,769)

Nonoperating income:
interest income	2,264	21,317
Gain from change in fair value of warrant obligations	3,815,458	-
	3,817,722	21,317

Net Income (loss) attributable to common shareholders	$905,678	$(2,274,452)

Net income (loss) per share, basic	$0.03	$(0.07)
Net income (loss) per share, diluted	$0.03	$(0.07)

Weighted average common shares outstanding - basic	33,751,300	31,762,872
Weighted average common shares outstanding - diluted	35,643,178	31,762,872

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$905,678	$(2,274,452)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization	20,796	13,758
Stock based expenses	1,198,704	1,094,538
Gain from change in fair value of warrants	(3,815,458)	0

Changes in operating assets and liabilities:
Prepaid expenses	36,860	6,655
Other assets	(8,500)	(6,001)
Accounts payable and accrued expenses	364,954	(522,692)
Net cash used in operating activities	(1,296,966)	(1,688,194)

Cash Flows From Investing Activities:
Capital outlay for intangible assets	(33,948)	(2,744)
Purchase of property and equipment	(5,257)	(28,886)
Net cash used in investing activities	(39,205)	(31,630)

Cash Flows From Financing Activities:
Issuance of common stock	-	2,573,937
Net cash provided by financing activities	0	2,573,937

Net (decrease) increase in cash	(1,336,171)	854,113

Cash and cash equivalents, beginning of period	4,903,279	7,403,737

Cash and cash equivalents, end of period	$3,567,108	$8,257,850

Neuralstem, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2009
(Unaudited)

			Additional		Total
	Common Stock	Common Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2009	33,751,300	$337,513	$61,352,527	$(57,486,795)	$4,203,245
Cumulative effect of reclassification of warrants under EITF 07-5			(6,862,620)	284,327	(6,578,293)
Balance, January 1, 2009, as adjusted	33,751,300	$337,513	54,489,907	(57,202,468)	(2,375,048)

Share based payment - employee compensation			1,198,704		$1,198,704

Net income				905,678	905,678
Balance at March 31, 2009	33,751,300	$337,513	$55,688,611	$(56,296,790)	$(270,666)

NEURALSTEM, INC.
NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company's business currently generates limited amounts of cash which will not be sufficient to meet its future capital requirements. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents and access to funds that we will not require additional debt or equity financing during 2009.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as amended by SAB 104.  Our revenue is derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

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

Income or Loss per Common Share

Basic income or loss per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share adjusts basic income or loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. At March 31, 2009 6,500,659 options and 4,212,000 warrants were excluded from the calculation as their effect would have been anti-dilutive.  At March 31, 2008 all of the Company’s 7,400,659 options and 11,158,515 warrants have been excluded from the calculation as their effect would have been anti-dilutive.

	For The Three Months Ended March 31,
	2009	2008

Basic:
Net income (loss) attributable to common shareholders	$905,678	$(2,274,452)
Weighted average common shares outstanding	33,751,300	31,762,872
Basic earnings per common share	$0.03	$(0.07)

Diluted:
Net income (loss) attributable to common shareholders	$905,678	$(2,274,452)
Weighted average common shares outstanding	33,751,300	31,762,872
Dilutive effect of stock options and warrants	1,891,878	-
Weighted average common shares outstanding - diluted	35,643,178	31,762,872
Diluted earnings per common share	$0.03	$(0.07)

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

During the three months ended March 31, 2009, we granted no options, and in the similar period ended March 31, 2008, we granted 4,200,000 options. We recorded related compensation expenses as our options vest in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123(R),  Share-Based Payment.   We recognized $1,198,704 and $1,094,538 in share-based compensation expense during the three months ended March 31, 2009 and 2008, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the three months ended March 31, 2009 and related information is included in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life (in years)	Value

Outstanding at January 1, 2009	8,800,659	$2.55	8.2

Granted	196,000	1.64
Exercised	-
Forfeited	-

Outstanding at March 31, 2009	8,996,659	$2.53	7.9	$1,152,000

Exercisable at March 31, 2009	3,872,326	$2.07	7.3	$864,000

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008

Research and development costs	$740,201	$752,014
General, selling and administrative expenses	458,503	342,524
Total	$1,198,704	$1,094,538

Warrants to purchase common stock were issued to certain officers, directors, stockholders and consultants.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life (in years)	Value

Outstanding at January 1, 2009	13,079,762	$2.27	2	-

Granted	-
Exercised	-
Forfeited	-

Outstanding at March 31, 2009	13,079,762	$2.27	2	-

Exercisable at March 31, 2009	10,079,762	$2.05	2	-

 Effective January 1, 2009 we adopted the provisions of EITF 07-05, described below.  As a result of adopting EITF 07-05, 8,547,762 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have the following characteristics:

	Strike	Date	Date	Warrants
	Price	of Issue	of Expiration	Outstanding
Series A & B Warrants	$1.25	February-06	February-11	4,359,605
Series A & B Warrants, Placement Agent	$1.10	February-06	February-11	782,005
Series C Warrants	$1.25	October-07	October-12	1,227,000
Series C Warrants, Placement Agent	$1.25	March-07	March-12	294,480
Series C Warrants, anti-dilution awards	$1.25	December-08	October-12	1,472,400
Series C Warrants, Placement Agent, anti-dilution awards	$1.25	December-08	March-12	412,272

Total Warrants no longer accounted for as Equity				8,547,762

 As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. The fair value of these common stock purchase warrants declined to $2.8 million as of March 31, 2009. We recognized a $3.8 million gain from the change in fair value of these warrants for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with placement of the Company’s common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	1.25 to 2.75	1 to 2.5
Risk-free interest rate	0.4%	0.4%
Expected volatility	73%	86%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a group of similar companies for recent periods that correspond to the expected life of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is estimated by management based on the remaining term of the warrants. The risk-free interest rate is based on the rate for U.S. Treasury securities over the expected life.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" (Issue 07-05). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. Issue 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. Issue 07-05 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted by entities that have previously adopted an alternative accounting policy.

3.  Fair Value

 In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," or SFAS No. 157. SFAS No. 157 establishes a standard framework for measuring fair value in generally accepted accounting principles, clarifies the definition of "fair value" within that framework, and expands disclosures about the use of fair value measurements. We adopted SFAS No. 157 in the first quarter of 2008 with regard to all financial assets and liabilities in our financial statements going forward, and, consistent with FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," we have elected to adoption of SFAS No. 157 for non-financial assets and liabilities not recognized or disclosed at fair value on a recurring basis until the first quarter of 2009. The adoption of SFAS No. 157 had no material impact on our financial statements.  The book value of our nonfinancial assets approximated their fair values at March 31, 2009.

Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 —
Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included in this category are money market securities where fair value is based on publicly quoted prices.

Level 2 —
Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

The fair valued assets we hold that are generally included in this category are investment grade auction rate certificates and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, such as benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We carry no investments classified as Level 2.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at March 31, 2009 using
	March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$3,567,108	$3,567,108	$—	$—
Liabilities:
Fair value of warrant obligations	2,762,835	—	—	2,762,835

Note 4.   Stockholders’ Equity

 During the first three months of 2009, the Company granted 196,000 options on shares of common stock to consultants as an incentive for these consultants’ continued employment. The options vest in periods between issue date and one year. The Company valued these options using the Black-Scholes option pricing model using the following assumptions: exercise price of between $1.25 and $2.00, term of two years, volatility rate of 74% and discount rate of .74%. The total value of these options will be expensed over the vesting period. The Company began to record the expense related to these options in the first quarter of 2009.

Note 5.  Change in Accounting Principle: Recharacterization of Warrants

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” (Issue 07-5).  Issue 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

We adopted Issue 07-05 as of January 1, 2009.  As is discussed in Note 1 above, as of that date we had 8,547,762 warrants which were reassessed under Issue 07-05. Because of certain price adjustment provisions contained in the warrants, they were no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception of FAS 133.  Hence, these warrants were determined to be derivatives and were reclassified from equity to liabilities.  As a result of this change in accounting principle, on January 1, 2009 we recorded these liabilities at their value of $6,578,293.  At that date we also recorded a cumulative catch up adjustment of $284,327 to reduce the accumulated deficit and a $6,862,620 decrease to Additional Paid-in Capital.  The adjustment to the accumulated deficit (the cumulative income effect of the accounting change) was calculated for the decrease in the fair value of the warrants from the date of their issuance through January 1, 2009.

These warrant liabilities will be marked to market from January 1, 2009 going forward resulting in the recognition of income or expense in our statement of operations for changes in their fair value.   In the three months ended March 31, 2009 we recognized a gain from the change in the fair value of these warrant obligations of $3,815,458.

Note 6. Subsequent Events

There are no subsequent events to report for the three months ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended March 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

In this Quarterly Report we make a number of statements, referred to as “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe,” “expect,” “seek,” “estimate,” “anticipate,” “intend,” “plan,” “budget,” “project,” “may likely result,” “may be,” “may continue”  and other similar expressions.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial production, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our proposed product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products once developed;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we intend to sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section of this report captioned “Risk Factors”

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview - Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Trends & Outlook - Discussion of what we view as the overall trends affecting our business and the strategy for 2009.

•	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing the first quarter of 2009 to 2008.

•
Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

The various sections of the MD&A contain a number of forward looking statements.  Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward looking statements.  In addition any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, and particularly in the “Overview” and Trends & Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Quarterly Report).  Our actual results may differ materially.

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

In addition to our core stem cell tissue based technology we have begun developing a small-molecule compound.  The Company has performed preliminary in vitro and in vivo tests on the compound with regard to neurogenesis.  Based on the results of these tests we have applied for a U.S. patent on the compound.

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

TRENDS & OUTLOOOK

Revenue: Our revenue was previously derived primarily from grant reimbursements and licensing fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2009, we are not concentrated on generating revenue.

Long-term, we anticipate that our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present, we are in our pre-clinical stage of development and as a result, we cannot accurately predict when or if we will be able to produce a product for commercialization. Accordingly, we cannot accurately estimate if or when we will begin generating revenue from such sources.

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

We do not segregate research and development costs on a per project basis. Although we have different areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

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

The amount of monetary increases stemming from increased personnel and expenses as we move from pre-clinical to clinical stage is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics underdevelopment by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

On December 18, 2008 we filed our IND with the FDA to begin a clinical trial to treat ALS or Lou Gehrig’s Disease.  On February 20, 2009, the FDA provided us with specific comments, questions and recommendations for modification to the protocol submitted in our IND.  The trial is on clinical hold. We are in the process of analyzing the notice and the FDA’s comments and recommendations.  We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects, including clinical trials, and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we estimate that a trial for an individual indication such as ALS will require at least 10 to 12 patients at an estimated cost of $100,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay would increase the cost of that trial, which would harm our operating results. Due to these uncertainties, we cannot reasonably estimate the size, nature, nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent, we will receive cash inflows from resulting products.

General and Administrative Expenses: Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from pre-clinical to a clinical phase.

We anticipate G&A expenses related to our core business will increase at a slower rate than that of similar companies making such transition, due in large part to our outsourcing model.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Revenue Recognition—our revenues, to date, has been derived primarily from providing services as a subcontractor under federal grant programs and licensing fees.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

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

Accounting for Warrants – The Company has adopted the provisions of EITF 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives and must be valued using various assumptions as they are recorded as liabilities.

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

RESULTS OF OPERATIONS

Result of Operations – First Quarter of 2009 Compared to First Quarter of 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

The company did not have revenue for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008

Revenue	$--	$--

We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $2,912,044  and $2,295,769  for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008

Operating expenses
Research & development	$1,434,010	$1,198,843
General, selling & administrative expense	1,457,238	1,083,169
Depreciation and amortization	20,796	13,757
Total expense	$2,912,044	$2,295,769

Research and Development Expenses

Research and development expenses totaled $1,434,010 for the three months ended March 31, 2009 compared to $1,198,843  for the same period of 2008.  The increase of $235,167 or 20% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to the costs of completing the application to the FDA to move our tissue based products into clinical trials and other operating expenses.

General and Administrative Expenses

G&A expenses totaled $1,457,238 for the three months ended March 31, 2009 compared to $1,083,169  for the same period of 2008.  The increase of $374,069 or 35% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to increased litigation expenses and a $116,000 increase in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses totaled $20,796 for the three months ended March 31, 2009 compared to $13,757 for the same period of 2008.   The increase of $7,039or 51% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to fixed asset and patent filing fee additions over the past year.

Nonoperating Income

Nonoperating income totaled $3,817,722 and $21,317 for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Nonoperating income:

Interest income	$2,264	$21,317
Change on gain in fair value of warrants	3,815,458	-

Total nonoperating income	$3,817,722	$21,317

Interest Income

Interest income totaled $2,264 for the three months ended March 31, 2009 compared to $21,317 for the same period of 2008. The decrease of $19,053 for the three months ended March 31, 2009 compared to the comparable period in 2008 was attributable to lower cash balances and much reduced  interest rates on short term savings.

Gain from change in fair value of warrants

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. The fair value of these common stock purchase warrants declined to $2.8 million as of March 31, 2009 because of a decline in the stock price. We recognized a $3.8 million non-cash gain from the change in fair value of these warrants for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. Our currently monthly cash burn rate is approximately $500,000. In the next several months we expect the monthly burn rate to drop below $400,000. We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next 9 months from March 31, 2009, although certain activities and related personnel may need to be reduced.

On December 18, 2008, we filed our first IND with the FDA.  In the event the FDA approves our IND, we expect additional costs related to the trial this year of about $350,000.  Assuming approval of the IND, we estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 9 months from March 31, 2009. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Three Months Ended March 31,
	2009	2008

Cash and cash equivalents	$3,567,108	$8,257,850

Net cash used in operating activities	$(1,296,966)	$(1,688,194)
Net cash used in investing activities	(39,205)	(31,630)
Net cash provided by financing activities	0	2,573,937

Total cash and cash equivalents was $3,567,108 and $8,257,850 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in our cash of $4,690,742or 57% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributed to placement of our common equity of $2,573,937 in the first quarter of 2008, a reduction of $600,000 in amounts payable by the company in less than one year in the first quarter of 2008, an increase of $300,000 in short term financing by vendors, employees and other service providers in the first quarter of 2009.   The Company also accelerated research and development spending in the first quarter of 2009 to prepare for clinical trials and experienced higher legal fees due to litigation.

Net Cash Used in Operating Activities

In our operating activities we used $1,296,966 for the three months ended March 31, 2009 compared to $1,688,194 for the same period of 2008. The decrease in our cash of $391,288 or 23% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to placement of our common equity of $2,573,937 in the first quarter of 2008, a reduction of $600,000 in amounts payable by the company in less than one year in the first quarter of 2008, an increase of $300,000 in short term financing by vendors, employees and other service providers in the first quarter of 2009.   The Company also accelerated research and development spending in the first quarter of 2009 to prepare for clinical trials and experienced higher legal fees due to litigation.

Net Cash Used in Investing Activities

In our investment activities we used $39,205 for the three months ended March 31, 2009 compared to $31,630 for the same period of 2008. The increase in our cash of $7,575 or 24% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to an increase in our investment in property and equipment.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2009 compared to $2,573,937 for the same period of 2008.

Listed below are key financing transactions entered into by us.  Also, please refer to the section of this Quarterly Report entitled “Recent Sale of Unregistered Securities” for a further description of the following transactions:

•
In March of 2006 we completed the private placement of $5,000,000 of our units consisting of: (i) one shares of common stock; (ii) one half class A warrant; and (iii) one half class B warrant.  The units were priced at $1.00.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as “Plaintiffs”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), alleging that the 505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “‘418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs.  On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells’ Motion to Dismiss, but granted Neurospheres’ motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the ‘505 patent, the ‘418 patent, and state law claims for trade libel and unfair competition. On October 1, 2008, Neuralstem filed a motion to dismiss or strike StemCells’ state law trade libel and unfair competition claims.  That motion is still pending and it is not known when nor on what basis will this matter be concluded.

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

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating our company and our business and the value of our securities.

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

Historically we have generated limited amounts of cash which are not sufficient to meet current or future operating or capital requirements.  We have relied almost entirely on external financing to fund operations. Such financing has primarily come primarily from the sale of common stock, and the exercise of investor warrants.  As of March 31, 2009, we had cash and cash equivalents on hand of $3,567,108 .  Presently, we have a monthly cash burn rate of approximately $500,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to cover the further development of our technologies and products and general operating costs. On December 18, 2008, we filed our first IND to commence clinical trials on one of our proposed products.  On February 20, 2009 we received notification from the FDA that our IND was on hold pending our submission of additional information and modifications to our IND.  In the event the IND is approved, we expect additional cost related to the trials to be phased in slowly over the following 12 months.

We have expended and expect to continue to expend substantial cash in the research, development, clinical and pre-clinical testing of our stem cell technologies with the goal of ultimately obtaining FDA approval to market our proposed products. We will require additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, commercial-scale manufacturing arrangements and to provide for marketing and distribution. These funds may not be available on acceptable terms, if at all. If adequate funds are unavailable, we may have to delay, reduce the scope of, or eliminate one or more of our research, development or commercialization programs, which may materially harm our business, financial condition and results of operations.

Our long term capital requirements are expected to depend on many factors, including:

•	the continued progress and cost of our research and development programs;

•	the progress of pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs of developing sales, marketing and distribution channels and our ability to sell our products if developed;

•	the costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products;

•	competing technological and market developments;

•	market acceptance of our proposed products;

•	the costs of recruiting and retaining employees and consultants; and

•	the costs associated with educating and training physicians about our proposed products.

We may use resources more rapidly than currently anticipated, resulting in the need for additional funding.  We cannot assure you that financing whether from external sources or related parties will be available if needed. If additional financing is not available when required or is not available on acceptable terms, we may not be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures.

Additional financing requirements could result in dilution to existing stockholders.

We are not able to finance our operations through the sale of our products.  Accordingly, we will be required to secure additional financing. If we are able to obtain such additional financing, it may be dilutive to current shareholders. We have authority to issue additional shares of common stock and preferred stock, or warrants which may be convertible into any one or more classes or series of capital stock. We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may generally be issued without the approval or consent of our stockholders.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the U.S. Patent and Trademark Office. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is new litigation with StemCells, Inc. which is in its initial stages and any likely outcome is difficult to predict.  For a further description of pending litigation, see Item 1. of Part II to the Quarterly Report entitled “Legal Proceedings.”

We may not be able to adequately protect against the piracy of the intellectual property in foreign jurisdictions.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product. On December 18, 2008, we submitted its first IND, application to the FDA.  We cannot assure you when or if such IND application will be granted, nor can we assure you that if the IND is granted, that we will successfully complete any clinical trials in connection with such IND. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

Development of our technologies is subject to extensive government regulation.

Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. FDA and other legal and regulatory requirements applicable to the development and manufacture of the cells and cell lines required for our preclinical and clinical products could substantially delay or prevent us from producing the cells needed to initiate additional clinical trials. We may fail to obtain the necessary approvals to commence clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the U.S. Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

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

On December 18, 2008, we submitted our first IND application to the FDA.   On February 20, 2009, the FDA provided us with specific comments, questions and ecommendations for modification to the protocol submitted in our IND.  The trial is on clinical hold. We are in the process of analyzing the notice and the FDA’s comments and recommendations.  Even if we eventually receive approval from the FDA to commence clinical trials, the outcome of pre-clinical, clinical and product testing of our products is uncertain.  If we are unable to satisfactorily complete testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce its proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our proposed products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market its proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

The commencement of clinical testing of our potential product candidates may be delayed.

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

In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.  Delays in the commencement of clinical testing of our product candidates could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to a denial of regulatory approval of a product candidate.

There are no assurances that we will be able to submit or obtain FDA approval of a biologics license application.

There can be no assurance that if the clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a Biologics License Application (“BLA”) to the FDA or that any BLA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a BLA with respect to any future product candidate, or if any BLA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and requires additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

The manufacturing of cell-based therapeutic products is novel, highly regulated, critical to our business, and dependent upon specialized key materials.

The manufacturing of cell-based therapeutic products is a complicated and difficult process, dependent upon substantial know-how and subject to the need for continual process improvements.  We depend almost exclusively on third party manufacturers to supply our cells.  In addition, our suppliers’ ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials is uncertain.  Manufacturing irregularities or lapses in quality control could have a serious adverse effect on our reputation and business, which could cause a significant loss of stockholder value. Many of the materials that we use to prepare our cell-based products are highly specialized, complex and available from only a limited number of suppliers. At present, some of our material requirements are single sourced, and the loss of one or more of these sources may adversely affect our business.

Ethical and other concerns surrounding the use of stem cells may negatively affect regulatory approval or public perception of our product candidates.

The use of stem cells for research and therapy has been the subject of debate regarding ethical, legal and social issues.  Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors.  Existing and potential U.S. government regulation of human tissue may lead researchers to leave the field of stem cell research or the country altogether, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in the face of competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against it. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. At present, the litigation is in its initial stages and any likely outcome is difficult to predict. For a further description of pending litigation, see Item 1. of Part II to the Quarterly Report entitled “Legal Proceedings.”

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

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of stem cell based products.  Accordingly, we may not be able to charge a high enough price for us to make a profit from the sale of our cell therapy products. If we are unable to realize significant profits from our potential product candidates, its business would be materially harmed.

We are dependent on the acceptance of our products by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance will depend on a number of factors, including:

•	the clinical efficacy and safety of our proposed products;

•	the superiority of our products to alternatives currently on the market;

•	the potential advantages of our products over alternative treatment methods; and

•	the reimbursement policies of government and third-party payors.

If the health care community does not accept our products for any reason, our business would be materially harmed.

We depend on two key employees for our continued operations and future success.

The loss of either of our key executive officers, Richard Garr and Karl Johe, would be detrimental to us.

•	We currently do not maintain “key person” life insurance on the life of Mr. Garr. As a result, the Company will not receive any compensation upon the death or incapacity of this key individual;

•	We currently do maintain “key person” life insurance on the life of Mr. Johe. As a result, the Company will receive approximately $1,000,000 in the event of his death or incapacity.

In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

The employment contracts of key employees contain significant anti-termination provisions which could make changes in management difficult or expensive.

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

Our outsource model depends on third parties to assist in developing and testing our proposed products.

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

Our competition has significantly greater experience and financial resources.

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

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the facts that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community.  Even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares if you need money or otherwise desire to liquidate your investment.

As a result of a recent accounting pronouncement, we may no longer meet the continued listing requirements of the NYSE AMEX.

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  As a result, we reclassified 8,547,762 of our issued and outstanding common stock purchase warrants from equity to liability status.  The adjustment also had the effect of reducing stockholder’s equity by $2.8 million.  Due to such adjustment, we may no longer meet the continued listing requirements of the NYSE AMEX with regard to stockholders equity.   If the NYSE AMEX makes the determination that our common stock is no longer eligible for listing and is delisted, trading in our common stock may be conducted in the over-the-counter bulletin board or on the “pink sheets.”  In such event, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Moreover, such markets have historically been less liquid than the NYSE AMEX.  Accordingly, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.

The market price for our common shares is particularly volatile.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer’s. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.  Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We have never paid cash dividends nor do we anticipate paying cash dividends in the foreseeable future.  Accordingly, any return on your investment will be as a result of stock appreciation.

Issuance of additional securities could dilute your proportionate ownership and voting rights.

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2009, we have issued and outstanding 33,751,300 common shares, 22,076,421 common shares reserved for issuance upon the exercise of current outstanding options and warrants (excluding options and warrants issued under our equity compensation plans), 423,341 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, and 830,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 92,918,938 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 15, 2009	/s/ I. Richard Garr
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