Form 10-Q
period 2009-06-30
Neuralstem, Inc.
filed 2009-08-14
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 27 2009 there were 34,551,300 shares of common stock, $.01 par value, issued and outstanding.

SUBSEQUENT EVENTS

On June 4, 2009, we received notification from the NYSE AMEX that we were not in compliance with the continued listing requirements contained in Section 1003(i) of the NYSE AMEX company guide and that our common stock may be delisted.  In order to maintain our listing, we were required to submit a plan detailing how we intend to regain compliance.  On July 6, 2009, we submitted our plan.  If the NYSE AMEX does not accept our plan, our common stock will be delisted.  In the event of delisting from the NYSE AMEX, our common stock may commence trading on the over-the-counter bulletin board or on the “pink sheets.” As of August 14, 2009, we have not received any additional correspondence from the NYSE AMEX.  Please refer to the Part II section 1A of this report entitled “Risk Factors” for a further discussion of the implication of delisting.

Neuralstem, Inc.

Table of Contents

 ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”).  Our financials and results of operation for the three and six month period ended June 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial production, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our proposed product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products once developed;

•	our ability to attract and retain qualified personnel to implement our business plan and corporate strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we intend to sell;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section of this report captioned “Risk Factors”

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

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,218,321	$4,903,279
Prepaid expenses	60,812	136,287

Total current assets	3,279,133	5,039,566

Property and equipment, net	144,917	163,930
Intangible assets, net	249,132	212,265
Other assets	58,472	52,972

Total assets	$3,731,654	$5,468,733

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable, accrued expenses and salaries	$1,901,789	$1,265,488

LONG-TERM LIABILITIES

Fair value of warrant obligations	3,236,634	-

Total liabilities	5,138,423	1,265,488

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, 7,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares
authorized, 34,551,300 and 33,751,300 shares
outstanding in 2009 and 2008, respectively.	345,513	337,513
Additional paid-in capital	57,733,955	61,352,527

Accumulated deficit	(59,486,237)	(57,486,795)
Total stockholders' (deficit) equity	(1,406,769)	4,203,245

Total liabilities and stockholders' equity	$3,731,654	$5,468,733

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development costs	1,452,793	1,633,729	2,886,802	2,832,572
General, selling and administrative expenses	1,249,947	1,318,708	2,707,186	2,401,877
Depreciation and amortization	21,424	15,780	42,220	29,537
	2,724,164	2,968,217	5,636,208	5,263,986
Operating loss	(2,724,164)	(2,968,217)	(5,636,208)	(5,263,986)

Nonoperating(expense) income:
Interest income	8,516	10,545	10,780	31,862
(Loss)gain from change in fair value of warrant obligations	(473,799)	-	3,341,659	-
	(465,283)	10,545	3,352,439	31,862

Net loss attributable to common shareholders	$(3,189,447)	$(2,957,672)	$(2,283,769)	$(5,232,124)

Net loss per share, basic and diluted	$(0.09)	$(0.09)	$(0.07)	$(0.16)

Weighted average common shares outstanding	33,760,091	32,109,858	33,755,720	31,936,365

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(2,283,769)	$(5,232,124)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation and amortization	42,220	29,537
Share based compensation expenses	2,348,656	2,160,900
Gain from change in fair value of warrant obligations	(3,341,659)	0

Changes in operating assets and liabilities:
Prepaid expenses	75,475	50,017
Other assets	(5,500)	(6,001)
Accounts payable, accrued expenses and salaries	636,300	(80,589)
Net cash used in operating activities	(2,528,277)	(3,078,260)

Cash Flows From Investing Activities:
Acquisition of intangible assets	(51,692)	(22,456)
Purchase of property and equipment	(8,380)	(61,221)
Net cash used in investing activities	(60,072)	(83,677)

Cash Flows From Financing Activities:
Issuance of common stock	903,391	2,724,787
Net cash provided by financing activities	903,391	2,724,787

Net decrease in cash and cash equivalents	(1,684,958)	(437,150)

Cash and cash equivalents, beginning of period	4,903,279	7,403,737

Cash and cash equivalents, end of period	$3,218,321	$6,966,587

Neuralstem, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from January 1, 2009 through June 30, 2009
(Unaudited)

					Total
	Common	Common	Additional		Stockholders'
	Stock	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2009	33,751,300	$337,513	$61,352,527	$(57,486,795)	$4,203,245
Cumulative effect of reclassification of warrants under EITF 07-5			(6,862,620)	284,327	(6,578,293)
Balance, January 1, 2009, as adjusted	33,751,300	$337,513	54,489,907	(57,202,468)	(2,375,048)

Share based payment - employee compensation			2,348,656		2,348,656

Issuance of common stock through Private Placement ($1.25 per share), net of financing costs of $96,608.	800,000	8,000	895,392		903,392

Net loss				(2,283,769)	(2,283,769)
Balance at June 30, 2009	34,551,300	$345,513	$57,733,955	$(59,486,237)	$(1,406,769)

NEURALSTEM, INC.
NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Further, in connection with preparation of the financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date through August 14, 2009.  See note 6 for a discussion of subsequent events.

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

The Company's business currently generates limited amounts of cash which will not be sufficient to meet all its future capital requirements and research and development efforts. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents and access to funds that we will not require additional debt or equity financing during 2009.

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

Loss per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. All of the Company’s options and warrants, which are common stock equivalents, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

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

During the six months ended June 30, 2009, we granted 246,000 options, and in the similar period ended June 30, 2008, we granted 5,370,000 options. We recorded related compensation expenses as our options vest in accordance with the Statement of Financial Accounting Standards (SFAS) 123(R),  Share-Based Payment.   We recognized $1,149,952 and $1,066,362 in share-based compensation expense during the three months ended June 30, 2009 and 2008, respectively, from the vesting of stock options or warrants. We recognized $2,348,656 and $2,160,900 in share-based compensation expense during the six months ended June 30, 2009 and 2008, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the six months ended June 30, 2009 and related information is included in the table below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Life (in	Intrinsic
	of Options	Price	years)	Value

Outstanding at January 1, 2009	8,750,659	$2.55	8.2	$-

Granted	246,000	1.71	5.4	-
Exercised	-
Forfeited	-

Outstanding at June 30, 2009	8,996,659	$2.53	7.6	$1,296,000

Exercisable at June 30, 2009	4,349,659	$2.08	7.2	$972,000

Share-based compensation expense included in the statements of operations for the three months and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,
	2009	2008

Research and development costs	$740,201	$696,661
General, selling and administrative expenses	409,751	369,701
Total	$1,149,952	$1,066,362

	Six Months Ended June 30,
	2009	2008

Research and development costs	$1,480,402	$1,448,675
General, selling and administrative expenses	868,254	712,225
Total	$2,348,656	$2,160,900

Warrants to purchase common stock were issued to certain officers, directors, stockholders and consultants.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2009	13,079,762	$2.27	4.2	-

Granted	2,440,000	1.26	2.0	-
Exercised	-
Forfeited	-

Outstanding at June 30, 2009	15,519,762	$2.11	3.6	-

Exercisable at June 30, 2009	12,519,762	$1.89	2.8	-

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

 As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. The fair value of these common stock purchase warrants declined to $3.3 million as of June 30, 2009. We recognized a $3.3 million gain from the change in fair value of these warrants for the six months ended June 30, 2009.

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

	June 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	.75-2.25	1 to 2.5
Risk-free interest rate	0.56-1.11%	0.4%
Expected volatility	82-115%	86%

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

Significant New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" (Issue 07-05). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. Issue 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. Issue 07-05 is effective for fiscal years beginning after December 15, 2008.  See Note 5 for a discussion of the effect of this standard, that was adopted on January 1, 2009.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  SFAS 165 requires the disclosure of the date through which a company has evaluated subsequent events occurring after the balance sheet date of the financial statements and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS 165 is effective for financial statements issued for interim or annual periods ending after June 15, 2009.  The implementation of SFAS 165 did not have a material impact on our financial statements.  See note 6 for a discussion of subsequent events.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The Board’s objective in issuing SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not believe the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  The Board’s objective in issuing SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not believe the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles “a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.

3.  Fair Value

 In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," (“SFAS 157”). SFAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles, clarifies the definition of "fair value" within that framework, and expands disclosures about the use of fair value measurements. We adopted SFAS 157 in the first quarter of 2008 with regard to all financial assets and liabilities in our financial statements going forward, and, consistent with FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," we have elected to adoption of SFAS 157 for non-financial assets and liabilities not recognized or disclosed at fair value on a recurring basis until the first quarter of 2009. The adoption of SFAS 157 had no material impact on our financial statements.  The book value of our nonfinancial assets approximated their fair values at June 30, 2009.

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

The fair valued assets we hold that are generally included in this category are money market securities where fair value is based on publicly quoted prices and included in cash equivalents.

Level 2 —
Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

We carry no investments classified as Level 2.

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Our warranty obligations are considered Level 3.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at June 30, 2009 using
	Fair Value on Balance Sheet	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash and cash equivalents	$3,218,321	$3,218,321	$-	$-

Liabilities:
Fair value of warrant obligations	$3,236,634	$-	$-	$3,236,634

The following table is a reconciliation of the changes in the fair value of the Company's warrant obligations, which have been classified in Level 3 in the fair value hierarchy.

	Three	Six
	months	months
	ended	ended
	June 30,	June 30,
	2009	2009

Fair value of warrant obligations
at beginning of period	$2,762,835	$-

Cumulative effect of
reclassification of warrants
under EITF 07-5 at beginning of period	-	6,578,293

Unrealized loss (gain) included in the
statement of operations for period	473,799	(3,341,659)

Issuances, extinguishments
and reclassifications	-	-

Fair value of warrant
obligations at end of period	$3,236,634	$3,236,634

The fair value of the warrant obligations was determined using the Black-Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity

 During the first six months of 2009, the Company granted 246,000 options on shares of common stock to consultants as an incentive for these consultants’ continued employment. The options vest in periods between issue date and one year. The Company valued these options using the Black-Scholes option pricing model using the following assumptions: exercise price of between $1.25 and $1.64, term of two to three years, volatility rate of 73% to 74% and interest rates of 0.74% to 0.84%. The total value of these options will be expensed over the vesting period. The Company began to record the expense related to these options in the first quarter of 2009.

The Company also completed a private placement of 800,000 common shares at $1.25 per share increasing equity by approximately $1,000,000 in June 2009, less approximately $97,000 in related placement and closing costs.

Note 5.  Change in Accounting Principle: Recharacterization of Warrants

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” (Issue 07-5).  Issue 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

These warrant liabilities will be marked to market from January 1, 2009 going forward resulting in the recognition of income or expense in our statement of operations for changes in their fair value.   In the six months ended June 30, 2009 we recognized a gain from the change in the fair value of these warrant obligations of $3,341,659.

Note 6. Subsequent Events

On June 4, 2009, NYSE Amex advised the Company that it does not comply with Section 1003(a)(i) of the Amex Company Guide.  On July 6, 2009, the Company submitted a plan to resolve listing deficiencies and to regain compliance with the NYSE Amex continued listing requirements within eighteen months. The Plan will be reviewed by the exchange staff.  The Company would be subject to periodic review to determine whether it is making progress consistent with the plan.  If the Company has made a reasonable demonstration of an ability to regain compliance with the continued listing standards within the specified timeframe, the plan will be accepted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A section is organized as follows:

•	Overview - Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Trends & Outlook - Discussion of what we view as the overall trends affecting our business and the strategy for 2009.

•	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing: (i) the first quarter of 2009 to 2008; (ii) the six month period ended June 30, 2009 and 2008.

•	Liquidity and Capital Resources - An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

We have developed and we maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research.  We own or exclusively license four (4) issued patents and thirteen (13) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions provides a competitive advantage and will facilitate the successful development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

This is a young and emerging field.  There can be no assurances that our intellectual property portfolio will ultimately produce viable commercial products and processes.  Even if we are able to produce a commercially viable product, there are strong competitors in this field and our product may not be able to successfully compete against them.

All of our research efforts to date have been at the level of basic research or in the pre-clinical stage of development.  On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat amyotrophic lateral sclerosis (“ALS” or “Lou Gehrig’s Disease”). On February 20, 2009, the FDA provided us with specific comments, questions and recommendations for modification to the protocol submitted in our IND.  The trial is currently on clinical hold. We are in the process of analyzing the notice and the FDA’s comments and recommendations and in formulating a response thereto.

In addition to our core stem cell tissue based technology we have begun developing a small-molecule compound.  The Company has performed preliminary in vitro and in vivo tests on the compound with regard to neurogenesis. In June the company received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a patent on four new chemical entities that boost the generation of new neurons. Patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” claims four chemical entities and any pharmaceutical composition including them.

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

What differentiates our stem cell technology from others is that our patented processes do not require us to “push” the cells towards a certain fate by adding specific growth factors. Our cells actually “become” the type of cell they are fated to be. We believe this process and the resulting cells create a technology platform that will allow for the efficient isolation and production, in commercially reasonable quantities of neural stem cells from the human brain and spinal cord.

Our technology also allows for cells to grow in cultured dishes, also known as in vitro growth, without mutations or other adverse events that would compromise their usefulness.

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

TRENDS & OUTLOOOK

Revenue: Historically, our revenue was primarily derived from grant reimbursements, licensing fees and  consulting fees. As our focus is now on pre-clinical work in anticipation of entering clinical trials in 2009, we are not concentrated on generating revenue.  Accordingly, we do not anticipate realizing any revenue in the immediate future.

Long-term, we anticipate our revenue will be derived primarily from licensing fees and the sale of our cell therapy products. At present, we are in our pre-clinical stage of development and as a result, we cannot accurately predict when or if we will be able to produce a product for commercialization. Accordingly, we cannot accurately estimate if or when we will begin generating revenue from such sources.

Research & Development Expense: Our research and development expenses consist primarily of costs and expenses associated with pre-clinical research, exclusively in the field of human neural stem cell therapies and regenerative medicine, related to our clinical cell therapy candidates. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense. However, we also incur expenses with third parties, including license agreements, third-party contract services, sponsored research programs and consulting expenses.

We do not segregate research and development costs on a per project basis. Although we have different areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, since our research is conducted on an integrated basis.

We expect that research and development expenses will continue to increase, as funding allows, in the foreseeable future as we add personnel, expand our pre-clinical research (animal surgeries, manufacturing of cells, and in vitro characterization of cells which includes testing and cell quality control), begin clinical trial activities, increase our regulatory compliance capabilities, and ultimately begin manufacturing.

The amount of monetary increases stemming from increased personnel and expenses as we move from pre-clinical to clinical stage is difficult to predict due to the uncertainty inherent in the timing and extent of progress with regard to our research programs and clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics underdevelopment by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology industry, or licensing the technologies associated with these programs to third parties.

On December 18, 2008 we filed our first IND with the FDA to begin a clinical trial to treat ALS or Lou Gehrig’s Disease.  On February 20, 2009, the FDA provided us with specific comments, questions and recommendations for modifying our protocol submitted in our IND.  As a result, the trial is on clinical hold. We are in the process of analyzing the FDA’s comments and in formatting a response.  We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects, including clinical trials, and bring any proposed products to market. The use of human stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. The costs to complete such clinical trials could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. At a minimum, we estimate that a trial for an individual indication such as ALS will require at least 10 to 12 patients at an estimated cost of $100,000 per patient. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay would increase the cost of the trial, which would harm our operating results. Due to these uncertainties, we cannot reasonably estimate the size, nature, nor timing of the costs to complete, or the amount or timing of the net cash inflows, if any, from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent, we will receive cash inflows from resulting products.

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

Intangible and Long-Lived Assets—we follow SFAS 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended June 30, 2008 no impairment losses were recognized.

Accounting for Warrants – The Company has adopted the provisions of EITF 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives and must be valued using various assumptions as they are recorded as liabilities.

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

Beginning in 2006, we adopted SFAS 123R “Share Based Payment” which superseded APB Opinion No. 25.  SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.

RESULTS OF OPERATIONS

Summary Income Statement for the Three and Six Months Ended June 30, 2009 & 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	-	-	-	-
Operating expenses	$2,724,164	$2,968,217	$5,636,208	$5,263,986

Operating loss	(2,724,164)	(2,968,217)	(5,636,208)	(5,263,986)

Non-operating income (expense)	(465,283)	10,545	3,352,439	31,862

Net income (loss)	$(3,189,447)	$(2,957,672)	$(2,283,769)	$(5,232,124)

For the second quarter of 2009, the Company reported a net loss of $3,189,447, or $0.09 per share, compared to a net loss of $2,957,672 or $0.09 per share, for the comparable 2008 period. The increase was caused by a non cash charge related to a change in the way we account for certain warrants offset in part by reductions in most other expense categories. Net loss attributable to common stockholders for the first six months of 2009 was $2,283,769 or $0.07 per share, compared to $5,232,124, or $0.16 per share, for the comparable period in 2008. The decrease in net loss from year to year was due to a year to date gain in our warrant accounting, partially offset by increases in non cash stock-based compensation expense, R&D and legal fees.

Results of Operations for the Three Months ending June 30, 2009 and 2008

Our results of operations have varied significantly from year to year and quarter to quarter, and may vary significantly in the future.

We did not have revenues for the three months ended June 30, 2009 and 2008, respectively.
We do not anticipate any revenues for 2009.

Operating expenses totaled $2,724,164 and $2,968,217 for the three months ended June 30, 2009 and 2008.  The decrease in operating expense of $244,053 was due to a decrease in R&D spending, and legal fees offset in part by an increase in non-cash stock based compensation expense.

Research and development expenses totaled $1,452,793 for the three months ended June 30, 2009 compared to $1,633,729 for the same period of 2008.  The decrease of $180,936 or 11% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to the completion of  the application to the FDA to move our tissue based products into clinical trials in the first quarter of the year which significantly reduced spending for contracted research.

General and administrative expenses totaled $1,249,947 for the three months ended June 30, 2009 compared to $1,318,708  for the same period of 2008.  The decrease of $68,761 or 5% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to a reduction in legal expenses.

Depreciation and amortization expenses totaled $21,424 for the three months ended June 30, 2009 compared to $15,780 for the same period of 2008.   The increase of $5,644 or 36% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to fixed asset and patent filing fee additions over the past year.

Nonoperating income (expense) totaled ($465,283) and $10,545 for the three months ended June 30, 2009 and 2008, respectively.

Interest income totaled $8,516 for the three months ended June 30, 2009 compared to $10,545 for the same period of 2008. The decrease of $2,029 for the three months ended June 30, 2009 compared to the comparable period in 2008 was attributable to lower cash balances.

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the three months ended March 30, 2009, the fair value of these common stock purchase warrants decreased because of a decrease in the stock price, resulting in a gain for the quarter.  In the three months ended June 30, 2009, the fair value of these common stock purchase warrants increased to $3.2 million because of an increase in the stock price. We recognized a $0.5 million non-cash expense from the change in fair value of these warrants for the three months ended June 30, 2009.

Results of Operations for the Six Months ending June 30, 2009 and 2008

The company did not have revenues for the six months ended June 30, 2009 and 2008, respectively.
We do not anticipate any revenues for 2009.

Operating expenses totaled $5,636,208 and $5,263,986 for the six months ended June 30, 2009 and 2008.  About half of the increase of $372,222 for the six months ended June 30, 2009 compared to the comparable period in 2008 was attributable to an increase in non-cash stock compensation expense. Most of the remainder was due to increased legal costs.

Research and development expenses totaled $2,886,802 for the six months ended June 30, 2009 compared to $2,832,572 for the same period of 2008.  The increase of $54,230 for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to the costs of completing the application to the FDA to move our tissue based products into clinical trials and other operating expenses in the first quarter of this year.

General and administrative expenses totaled $2,707,186 for the six months ended June 30, 2009 compared to $2,401,877 for the same period of 2008.  The increase of $305,309 or 13% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to increased litigation expenses and an  increase in non-cash stock-based compensation expense.

Depreciation and amortization expenses totaled $42,220 for the six months ended June 30, 2009 compared to $29,537for the same period of 2008.   The increase of $12,683 or 43% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to fixed asset and patent filing fee additions over the past year.

Nonoperating (expense) income totaled $3,341,439 and $31,862 for the six months ended June 30, 2009 and 2008, respectively.  The nonoperating income or expense are discussed below.

Interest income totaled $10,780 for the six months ended June 30, 2009 compared to $31,862 for the same period of 2008. The decrease of $21,082 for the six months ended June 30, 2009 compared to the comparable period in 2008 was attributable to lower cash balances and much reduced interest rates on short term savings.

Gain (loss) from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability classification as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the first quarter ended March 30, 2009, the fair value of these common stock purchase warrants decreased because of a decrease in the stock price, resulting in a gain for the quarter.  In the three months ended June 30, 2009, the fair value of these common stock purchase warrants increased to $3.2 million because of an increase in the stock price. We recognized a $473,799 non-cash expense from the change in fair value of these warrants for the three months ended June 30, 2009.  The net gain for the six month period ended June 30, 2009 is $3,341,659.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from research grants. Our currently monthly cash burn rate is approximately $500,000.  We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next 6 months from June 30, 2009, although certain activities and related personnel may need to be reduced.

On December 18, 2008, we filed our first IND with the FDA.  In the event the FDA approves our IND, we expect additional costs related to the trial this year of about $350,000.  Assuming approval of the IND, we estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 6 months from June 30, 2009. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Six Months Ended June 30,
	2009	2008

Cash and cash equivalents	$3,218,321	$6,966,587

Net cash used in operating activities	$(2,528,277)	$(3,078,260)

Net cash used in investing activities	$(60,072)	$(83,677)

Net cash provided by financing activities	$903,391	$2,724,787

Total cash and cash equivalents was $3,218,321 and $6,966,587 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in our cash and cash equivalents of $3,748,266 or 54% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributed to placement of our common equity of $2,573,937 in the first quarter of 2008 vs. $1,000,000 in the second quarter of 2009,  an increase of $300,000 in short term financing by vendors, employees and other service providers in the first quarter of 2009.   The Company also accelerated research and development spending in the first quarter of 2009 to prepare for clinical trials and experienced higher legal fees due to litigation.

Net Cash Used in Operating Activities

In our operating activities we used $2,528,277 for the six months ended June 30, 2009 compared to $3,078,260 for the same period in 2008. The decrease in our cash of $549,983 or 18% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to  an increase of $300,000 in short term financing by vendors, employees and other service providers in the first quarter of 2009 and a reduction in spending particularly in research.

Net Cash Used in Investing Activities

In our investment activities we used $60,072 for the six months ended June 30, 2009 compared to $86,677 for the same period of 2008. The decrease in our cash of $23,605 or 31% for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to the fact that we had a decrease in our investment in property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $903,391for the six months ended June 30, 2009, compared to $2,724,787 for the same period of 2008.

Listed below are key financing transactions entered into by us.  Also, please refer to the section of this Quarterly Report entitled “Recent Sale of Unregistered Securities” for a further description of the following transactions:

•	In February of 2008, we sold a strategic purchaser $2,500,000 of our common stock.
•	On December 18, 2008, we sold $2,000,000 of common stock pursuant to our shelf registration statement on Form S-3.
•	On June 30, 2009, we sold $1,000,000 of common stock and warrants to purchase an additional 2,440,000 common shares pursuant to our shelf registration statement on Form S-3.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the sale of our securities, exercise of outstanding warrants and grants to fund our operations.

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We have a shelf registration statement which was declared effective on September 29, 2008 and covers up to approximately $25,000,000 of our securities that could be available for financings. On December 18, 2008 and June 30, 2009, we filed Prospectus Supplements under which we sold securities with an aggregate market value pursuant to General Instruction I.B.6. of Form S-3, of $6,167,520.  Accordingly, depending on our market capitalization and other restrictions and conditions contained in General Instruction I.B.6. of Form S-3, we may be able to sell up to an additional $18,832,420 pursuant to our shelf registration statement.

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

On May 7, 2008, Neuralstem filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd. are referred to as “Defendants”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), alleging that the 505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   StemCells filed a near “mirror image” lawsuit in California the same day which was subsequently transferred to Maryland.  See Civil Action No. 08-2664.  On May 13, Neuralstem filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “‘418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs.  On July 15, 2008, the Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells’ Motion to Dismiss, but granted Neurospheres’ motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the ‘505 patent, the ‘418 patent, and state law claims for trade libel and unfair competition. Discovery has started in this case, but not trial date has been set.  This matter has also been consolidated with Civil Action Nos. 06-1877 and 08-2664.  It is not known when nor on what basis these matters will be concluded

On July 28, 2006, StemCells, Inc. and StemCells California, Inc. (“StemCells”) filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures (Civil Action No. 06-1877).  The case was stayed for approximately two years pending reexamination proceedings in the United States Patent & Trademark Office.  The stay in this case was recently lifted and this matter was consolidated with Civil Action Nos. 08-1173 and 08-2664.  Discovery has started, but no trial date has been set.  It is not known when nor on what basis this matter will be concluded

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

The occurrence of any event detailed in the following risk factors could result in a substantial decrease in the value of our securities

Risks Relating to Our Stage of Development

We have a limited operating history and have significantly shifted our operations and strategies since inception.

Since inception in 1996 and through June 30, 2009, we have raised $58,079,468 of capital and recorded accumulated losses totaling $59,486,237. On June 30, 2009, we had a working capital surplus of $1,377,344 and stockholders’ (deficit) equity of $(1,406,769). Our net losses for the two most recent fiscal years have been $11,830,798 and $7,063,272 for 2008 and 2007 respectively.  Our net loss for the six month period ended June 30, 2009 was $2,283,769.  We had no revenues for the six months ended June 30, 2009.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed stem cell products, obtain the required regulatory approvals, manufacture, and market and sell our proposed products. In part because of our past operating results, no assurances can be given that we will be able to accomplish any of these goals.

Although we have generated some revenue in prior years, we have not generated any revenue from the commercial sale of our proposed stem cell products. Since inception, we have engaged in several related lines of business and have discontinued operations in certain areas. For example, in 2002, we lost a material contract with the Department of Defense and were forced to close our principal facility and lay off almost all of our employees in an attempt to focus our development strategy on stem cell technologies. This limited and changing history may not be adequate to enable you to fully assess our current ability to develop and commercialize our technologies and proposed products, obtain approval from the FDA, achieve market acceptance of our proposed products, and respond to competition. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive material revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has primarily come primarily from the sale of common stock and the exercise of investor warrants.  As of June 30, 2009, we had cash and cash equivalents on hand of $3,218,321.  Presently, we have a monthly cash burn rate of approximately $500,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to cover the further development of our technologies and products, as well as general operating costs. On December 18, 2008, we filed our first IND to commence clinical trials on one of our proposed products.  On February 20, 2009, we received notification from the FDA that our IND was on clinical hold pending our submission of additional information and modifications to our IND protocols.  In the event the IND is approved, we expect additional cost related to the trials to be phased in slowly over the following 12 months.

We have expended and expect to continue to expend substantial cash in the research, development, clinical and pre-clinical testing of our stem cell technologies with the goal of ultimately obtaining FDA approval to market our proposed products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products.

Our long term capital requirements are expected to depend on many factors, including:

•	the continued progress and costs of our research and development programs;

•	the progress of pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs of developing sales, marketing and distribution channels and our ability to sell our products if developed;

•	the costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products;

•	competing technological and market developments;

•	market acceptance of our proposed products;

•	the costs of recruiting and retaining employees and consultants; and

•	the costs associated with educating and training physicians about our proposed products.

We cannot assure you that financing whether from external sources or related parties will be available if needed. If additional financing is not available when required or is not available on acceptable terms, we may not be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures.  Also, we may have to delay, reduce the scope of, or eliminate one or more of our research, development or commercialization programs, which may materially harm our business, financial condition and results of operations.

Additional financing requirements could result in dilution to existing stockholders.

We are not able to finance our operations through the sale of our products.  Accordingly, we will be required to secure additional financing which may be dilutive to current shareholders.  We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may generally be issued without the approval or consent of our stockholders.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the U.S. Patent and Trademark Office. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc. which is in its initial stages and any likely outcome is difficult to predict.  For a further description of pending litigation, see Item 1. of Part II to the Quarterly Report entitled “Legal Proceedings.”

We may not be able to adequately protect against the piracy of the intellectual property in foreign jurisdictions.

We anticipate conducting research in countries outside of the United States.  A number of our competitors are located in these countries and may be able to access our technology or test results.  The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property.  The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

Our products may not receive regulatory approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product. On December 18, 2008, we submitted our first IND application to the FDA.  On February 20, 2009 we received notification from the FDA that our IND was on clinical hold pending our submission of additional information and modifications to our IND protocols.  We cannot assure you when or if such IND application will be granted, nor can we assure you that if the IND is granted, that we will successfully complete any clinical trials in connection with such IND. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

We have concentrated our research on stem cell technologies  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues. If we are unable to develop the technologies, investors will likely lose their entire investment.

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

On December 18, 2008, we submitted our first IND application to the FDA.   On February 20, 2009, the FDA provided us with specific comments, questions and recommendations for modification to the protocol submitted in our IND.  The trial is on clinical hold. We are in the process of analyzing the notice and the FDA’s comments and recommendations.  Even if we eventually receive approval from the FDA to commence clinical trials, the outcome of pre-clinical, clinical and product testing of our products is uncertain.  If we are unable to satisfactorily complete testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce its proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our proposed products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market its proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each such outcome would cause our stock price to decrease significantly.

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

There can be no assurance that if the clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a Biologics License Application (“BLA”) to the FDA or that any BLA we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA with respect to any future product candidate, or if any BLA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and requires additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

The manufacturing of cell-based therapeutic products is novel and dependent upon specialized key materials.

The manufacturing of cell-based therapeutic products is a complicated and difficult process, dependent upon substantial know-how and subject to the need for continual process improvements.  We depend almost exclusively on third party manufacturers to supply our cells.  In addition, our suppliers’ ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials is uncertain.  Manufacturing irregularities or lapses in quality control could have a material adverse effect on our reputation and business, which could cause a significant loss of stockholder value. Many of the materials that we use to prepare our cell-based products are highly specialized, complex and available from only a limited number of suppliers. At present, some of our material requirements are single sourced, and the loss of one or more of these sources may adversely affect our business.

Our business is subject to ethical and social concerns.

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

Our ability to successfully commercialize our proposed products in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  The Company cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

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

As a result of a recent accounting pronouncement, we no longer meet the continued listing requirements of the NYSE AMEX.

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  As a result, we reclassified 8,547,762 of our issued and outstanding common stock purchase warrants from equity to liability status.  The adjustment also had the effect of reducing stockholder’s equity by $2.8 million.  Due to such adjustment, we may no longer meet the continued listing requirements of the NYSE AMEX with regard to stockholders equity.   On June 4, 2009, as anticipated, we received notification from the NYSE AMEX that we are not in compliance with continued listing requirements contained in Section 1003(i) of the NYSE AMEX company guide.  In order to maintain our listing on the NYSE AMEX, we were required to submit a plan detailing how we intend to regain compliance.  On July 6, 2009, we submitted our plan.  As of the date of this report, we have not received any additional correspondence from the NYSE AMEX.  If the NYSE AMEX makes the determination that does not accept our plan and our common stock is no longer eligible for listing and is delisted, trading in our common stock may be conducted inon the over-the-counter bulletin board or on the “pink sheets.”  In such event, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Moreover, such markets have historically been less liquid than the NYSE AMEX.  Accordingly, an investor wouldinvestors will find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.

The delisting of our common shares from the NYSE Amex may limit the ability of our stockholders to sell their common stock.

We currently do not meet the continued listing requirements of the NYSE AMEX.  If we are delisted, our stock will most likely commence trading on the Over-the-Counter Bulletin Board or the Pink Sheets. In such case, a stockholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it.  If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

The market price for our common shares is particularly volatile.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.  Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2009, we have issued and outstanding 34,551,300 common shares, 24,516,421 common shares reserved for issuance upon the exercise of current outstanding options and warrants (excluding options and warrants issued under our equity compensation plans), 323,341 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, and 830,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 89,778,938 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-K for the period ended December 31, 2008.  The following information is given with regard to unregistered securities sold during the period covered by this report that were not registered under the Securities Act and were not previously included in a Current Report on Form 8-K.

•
In January of 2009, we exchanged previously issued warrants to purchase 50,000 common shares for options under our 2005 Stock Plan.  The warrants were originally issued on December 11, 2008 and have an exercise price of $2.75 per share.  The warrants expire on November 13, 2013.  We exchanged the warrants for options have the same terms and duration.

•
On January 12, 2009 we granted a consultant an option to purchase 100,000 common shares at a price per share of $1.64.  The option is 100% vested as of the grant date and has a term of 7 years.  The option was issued pursuant to our 2005 Stock Plan.

•	On March 30, 2009, we granted a consultant an option to purchase 96,000 common shares at a price per share of $1.25. The option has a five year term and vests 100% vested on March 31, 2009.

•
On June 3, 2009, we granted a consultant, subject to board approval, an option to purchase 100,000 common shares at a price per share of $1.13.  The option vests as follows: (i) 25,000 shares shall be immediately exercisable on the grant date; and (ii) 25,000 share shall vest on each successive 6 month anniversary from the grant date so that the option will be 100% vested on the 18 month anniversary of the grant date.  The option has a term of 10 years and was issued pursuant to our 2005 Stock Plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on July 2, 2009. At the meeting, stockholders present or by proxy voted on the following matters:

1.  Election of one Class II Director to serve until our 2010 annual meeting.

	Votes For	Votes Abstained
Scott Ogilvie	24,595,280	223,423

2.  Ratification of the appointment of Stegman & Company as the company’s independent registered public accounting firm for 2009.

Votes For	Votes Against	Votes Abstained
24,625,326	21,904	169,471

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 14, 2009	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron

Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

1.01	Form of Placement Agent Agreement between the Company and Midtown Partners & Co., LLC		8-K	1.01	001-33672	7/1/09

4.01	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.02	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

10.01	Form of Securities Purchase Agreement		8-K	10.01	001-33672	7/1/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*