Form 10-K
period 2009-12-31
Neuralstem, Inc.
filed 2010-03-31
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2009.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NYSE Amex on such date, was approximately $33,827,962.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 25, 2010 was 42,820,875.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUBSEQUENT EVENTS

During the first quarter of 2010, the Company entered into a series of transactions resulting in securing what management believes provides sufficient financing to fund operations through the first quarter of 2011.  As a result of these transactions, it received net proceeds from the exercise of our Series A, B, C and D warrants of $7.3 million.  On March 16, 2010 the Company had cash on hand of $7.5 million.

On January 21, 2010, Neuralstem, Inc. announced that the first Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”) patient was treated with its spinal cord stem cells at the Emory ALS Center at Emory University, in Atlanta, GA.

NEURALSTEM, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

PART I
We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section, the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc.  Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock.

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

When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops, and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for our proposed products if they are developed;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

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

Overview

We are focused on the development and commercialization of treatments for central nervous system disease based on transplanting human neural stem cells and small molecule drugs.  We are headquartered in Rockville, Maryland.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base of our research and development efforts in the areas of neural stem cell research, small molecule research, and related technologies. We believe our patented technology, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will enable us to  develop and commercialize products for use in treatment of a number of neurodegenerative conditions and in regenerative repair of acute disease.

Regenerative medicine is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our product may not be able to successfully compete against them.

All of our research efforts to date are at either the level of research or pre-clinical stage of development, or at the clinical stage of development.  On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”). On September 21, 2009, the FDA approved our IND.  The first patient was dosed on January 21, 2010.

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

Stem cells are rare and only available in limited supply, whether from the patients themselves or from donors. Also, stem cells can often be obtained only through significant surgical procedures. Therefore, in order to develop stem cell therapeutics, three key challenges must be overcome: (i) identification of stem or progenitor cells of a particular organ and testing them for therapeutic potential; (ii) creation of processes to enable use of these rare cells in clinical applications, such as expanding and banking them in sufficient quantities to transplant into multiple patients; and (iii) demonstration of the safety and efficacy of these potential therapeutics in human clinical trials.

The Potential of Our Tissue-Derived Stem Cell-Based Therapy

We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and genetically engineered biologics. With respect to the human neural stem cells, we have developed proprietary and reproducible processes to identify, isolate, expand, and control cell differentiation in mature functioning human neurons1 and glia2 and bank human neural stem cells derived from brain tissue. Because the cells are normal human neural stem cells, they may be better suited for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, animal derived cells or cells derived from an unpurified mix of many different cell types.

1 Neurons are a major class of cells in the nervous system. Neurons are sometimes called nerve cells, though this term is technically imprecise since many neurons do not form nerves. In vertebrates, they are found in the brain, the spinal cord and in the nerves and ganglia of the peripheral nervous system, and their primary role is to process and transmit neural information. One important characteristic of neurons is that they have excitable membranes which allow them to generate and propagate electrical signals.

2 Glia cells, commonly called neuroglia or simply glia, are non-neuronal cells that provide support and nutrition, maintain homeostasis, form myelin, and participate in signal transmission in the nervous system. In the human brain, glia are estimated to outnumber neurons by as much as 50 to 1.

Potential Markets

We believe the potential markets for regenerative medicine based on our technologies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to neural cell transplantation or treatment with our small molecule compound and represent potential target markets for our proposed products:

Medical Condition	Number of Patients
Stem cells
ALS	30,000	(1)
Huntington’s disease	15,000	(2)
Spinal Cord Injury	250,000	(4)
Stroke	6.5 million	(3)
Small molecule compound
Alzheimer’s disease	4.5 million	(5)
Depression	14.8 million	(5)
Schizophrenia	2.4 million	(5)
Stroke	6.5 million	(3)

(1) Agency for Toxic Substances and Disease Registry (ATSDR),
(2) National Institute of the Neurological Disorders and Stroke (NINDS)
(3) 2005 American Heart Association study
(4) The University of Alabama National Spinal Cord Injury Statistical Center - March 2002
(5) National Institute of Health

Our Technology

Stem Cells

Our technology includes the ability to isolate human neural stem cells from most areas of the human brain and spinal cord and to grow them into physiologically relevant human neurons of all types. Our core patents entitled:

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

Our technology allows for cells to grow in cultured dishes, also known as “in vitro” growth, without mutations or other adverse events that would compromise their usefulness. We believe this provides the following advantages:

•
 Our cells are multipotent, so they give rise to the three critical cell types of the nervous system: neurons (cells that carry signals throughout the brain and spinal cord), astrocytes (cells that support and protect neurons), and oligodendrocytes (cells that provide insulation to neurons to make signaling efficient).

•	The cells are lineage-restricted, so they only give rise to cells of the nervous system. For example, our spinal cord stem cells can only form cells found within the spinal column.
•	Our technology enables large-scale expansion of neural stem cells under controlled conditions without introducing mutations or other adverse events that would compromise their usefulness.
•	Our spinal cord cells can be produced in commercial quantities.

•
We have isolated and cultured cells from multiple regions of the brain, allowing application to a number of serious disorders. Cells have been isolated from spinal cord (ALS, spinal cord injury), hippocampus (stroke, Alzheimer’s disease), midbrain (Parkinson’s disease), and cortex (ischemia).

•
Universal Compatibility.   The Company’s stem cell products are provided to patients as ‘allografts,’ As such, the recipient is not genetically identical to the donor, and may be treated with a course of immunosuppressant drugs to prevent rejection of the cells. This strategy allows for a single stem cell product to be provided to many thousands of patients, ensuring the highest degree of quality in manufacturing and predictability in outcome. Because the brain and spinal cord are considered ‘immune privileged’ by most experts in the field, it is expected that immune suppression of the patient will only be performed for a brief period, allowing for minimal disruption of their normal immune function.

•	Our biologic drug candidates can be stored frozen at end-user medical facilities until they are needed. This is a key feature of our technology.

Although not the focus of our business, our technology also has ancillary uses with respect to drug development. Our ability to grow and differentiate neural cells in vitro, gives us the ability to analyze the potential biological effects of molecules on these cells.

Small molecule Compounds

The Company has developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier).  The Company expects to file an IND to commence a human safety trial of its lead compound to treat major depression in late 2010 or early 2011.

Business Strategy

Neuralstem has a number of prospects for developing treatments for central nervous system disease using its stem cells and small molecule compounds.

A central focus of Company strategy is keeping its fixed costs as low as possible through outsourcing a wide variety of functions including some legal services, financial transaction processing, laboratory staffing, regulatory management, IT, public relations and research projects. As a result we can find the best possible resource to fill a particular need, and after the project is completed the associated costs stop. This low fixed cost approach enables the company to fit its development spending to the cash on hand.

Stem Cells

The Company has focused its most intensive cell development activities on treating spinal cord injury and disease. All preclinical safety and efficacy testing has been successfully completed for our first application in Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease). This work culminated in the filing of an Investigational New Drug (IND) application to the FDA.  In September of 2009 the FDA approved the Company’s application, making ours the first neural stem cell clinical trial in the United States for ALS.  Neuralstem believes that it can manage the clinical trial and product approval process without a strategic partner.

In preparation for the clinical trials described above, Neuralstem has reached the following milestones with regard to our spinal cord stem cell product: (1) the cells have been produced in large quantities under Good Manufacturing Practices (GMP) methodology; (2) the cells have completed pre-clinical safety testing in the context of delivery to the spinal cord; and (3) the Company has developed a process for delivering the cells to the spinal cord.  We are also working on the following additional indications for our technologies:

•	Spinal Cord Injury
•	Stroke
•	Huntington’s disease
•	ALS

Small Molecule Compounds

As a first indication, Neuralstem is targeting depression. The Company plans to file a request with the FDA to initiate clinical trials for this application without a partner, and may also manage initial clinical safety and efficacy trials by itself. Because of the complexity and cost of managing clinical trials after the earliest phases, Neuralstem will seek a strategic partner to manage the later stages of the trials.

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

University of  Cincinnati to collaborate on the treatment of Parkinson’s Disease

University of Michigan to collaborate on the treatment of ALS

Emory University for ALS clinical trials.

The forgoing is not exhaustive and is only meant to provide a brief overview of the types of projects we are undertaking with third parties.

Manufacturing

We currently manufacture our cells both in-house and on an outsource basis. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells to be used in pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts. The Charles River facility has the capacity to be used for cell processing under the FDA determined Good Manufacturing Practices (GMP) in quantities sufficient for our current and anticipated pre-trial and clinical trial needs in both the near to intermediate term. We have no quantity or volume commitment with Charles River Laboratories and our cells are ordered and manufactured on an as needed basis.

Products & Marketing

Because of the early stage of our programs, we have yet to identify any specific product and we have not yet addressed questions of channels of distribution and marketing of potential future products.

Our Intellectual Property

Our research and development is supported by our intellectual property. We currently own or have exclusive licenses to 14 patents and 22 patent applications pending worldwide in the field of regenerative medicine and cell therapy.

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

The following table identifies the issued and pending patents we own that we believe currently support our technology platform.

Patents Pending

Number	Country	Filing Date	Issue Date	Expiration Date	Title

2257068	CA	5/7/1997	N/A	N/A	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

2343571	CA	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

99948396.9	EP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

2000-574224	JP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

3790356.4	EP	12/5/2003	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

11/281,640	US	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

200580039450	CN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

5851748.3	EP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2613/CHENP/2007	IN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

183092	IL	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007-543219	JP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

10-2007-7012097	KR	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-501016	PH	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007122507	RU	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-01216	VN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

20073078	NO	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

11/852,922	US	9/10/2007	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

11/932,923	US	10/31/2007	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

12/404,841	US	3/16/2009	N/A	N/A	METHODS OF TREATING ISCHEMIC SPASTITICY

12/424,238	US	4/15/2009	N/A	N/A	STABLE NEURAL STEM CELL LINES

12/500,073	US	7/9/2009	N/A	N/A	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

Patents Issued

Number	Country	Filing Date	Issue Date	Expiration Date	Title
5,753,506	US	9/25/1996	5/19/1998	9/25/2016	ISOLATION PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

6,040,180	US	5/7/1997	3/21/2000	5/7/2017	IN VITRO GENERATION OF DIFFERENTIATED NEURONS FROM CULTURES OF MAMMALIAN MULTIPOTENTIAL CNS STEM CELLS

6,284,539	US	10/9/1998	9/4/2001	10/9/2018	METHOD FOR GENERATING DOPAMINERGIC CELLS DERIVED FROM NEURAL PRECURSORS

7,544,511	US	1/14/2002	6/9/2009	4/13/2017	STABLE NEURAL STEM CELL LINES

7,560,553	US	3/17/2008	7/14/2009	8/9/2024	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

755849	AU	9/20/1999	4/3/2003	9/20/2019	STABLE NEURAL STEM CELL LINES

915968	EP	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	ES	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	FR	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	GB	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	IE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	SE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	CH	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

69737949.3	DE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

132324	SG	11/17/2005	11/30/2009	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

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

FDA Approval

We are presently at the stage of clinical development.  On December 18, 2008 we filed our first investigational new drug application (IND) with the FDA to begin a clinical trial to treat amyotrophic ALS or Lou Gehrig’s Disease. On September 22, 2009, the FDA provided us approval of the IND.

The protocol for each clinical study must be approved by an independent institutional review board, or IRB, of the institution at which the study is conducted, and the informed consent of all participants must be obtained. The Emory IRB approved our trial in December of 2009.  The first patient was dosed January 21, 2010.  The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation.

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

The results of the preclinical studies and clinical studies are submitted to the FDA in the form of Biological License Application (“BLA”) marketing approval authorization applications.  The FDA must approve the applications prior to any commercial sale or practice of the technology or product. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements. The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease, and animal studies or clinical trials that may be requested during the FDA review period.

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

For additional information about governmental regulations that will affect our planned and intended business operations, see "Risk Factors.”

Employees

As of March 13, 2010, we had eight full-time employees and six full time independent contractors.  Of these employees, ten work on research and development and four in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

We have a limited operating history and have significantly shifted our operations and strategies since inception.

Since inception in 1996 and through December 31, 2009, we have raised $62,551,375 of capital and recorded accumulated losses totaling $67,566,831.  On December 31, 2009, we had a working capital surplus of $892,552 and stockholders’ deficit of $5,015,456.  Our net losses for the two most recent fiscal years have been $10,364,363 and $11,830,798 for 2009 and 2008 respectively.  We had no revenues for the twelve months ended December 31, 2009.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of common stock and the exercise of investor warrants.  As of December 31, 2009, we had cash and cash equivalents on hand of $2,309,774.  Presently, we have a monthly cash burn rate of approximately $600,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   On September 21, 2009, the FDA approved our IND application to commence Phase I trials for ALS. The first patient was dosed on January 21, 2010.

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

Our long term capital requirements are expected to depend on many factors, including:

•	the continued progress and costs of our research and development programs;

•	the progress of pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	The cost of defending any patent litigation;

•	the costs of developing sales, marketing and distribution channels and our ability to sell our products if developed;

•	the costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products;

•	competing technological and market developments;

•	market acceptance of our proposed products;

•	the costs of recruiting and retaining employees and consultants; and

•	the costs associated with educating and training physicians about our proposed products.

We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures.  If we exhaust our cash reserves and are unable to realize adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying, or eliminating some or all of our research and product development programs.

Additional financing requirements could result in dilution to existing stockholders.

We are not able to finance our operations by generating revenue.  Accordingly, we will be required to secure additional financing which may be dilutive to current shareholders.  We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may generally be issued without the approval or consent of our stockholders.  The issuance of such securities may result in substantial dilution.

Risks Relating to Our Business

Our business is dependent on a single product candidate.

At present our ability to progress as a company is significantly dependent on a single product candidate for ALS which is entering Phase I clinical trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in any of these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the substantial additional capital we will need to further develop our cellular technologies. Moreover, any material adverse occurrence in our first clinical trials could substantially impair our ability to initiate clinical trials to test our stem cell therapies in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

Our business relies on stem cell technologies that we may not be able to commercially develop.

We have concentrated the majority of our research on stem cell technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues. If we are unable to develop the technologies, we may never realize any revenue.

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

On September 21, 2009, we received approval from the FDA for our first IND in order to commence clinical trials.  We commenced the trials on January 21, 2010 with the dosing of our first patient.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.

If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our operations could be materially harmed.

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

The use of stem cells for research and therapy has been the subject of debate regarding ethical, legal and social issues.  Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors.  Existing and potential U.S. government regulation of human tissue may lead researchers to leave the field of stem cell research or the country altogether, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in the face of competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

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

We may not be able to obtain necessary licenses to third-party patents and other rights.

A number of companies, universities and research institutions have filed patent applications or have received patents relating to technologies in our field. We cannot predict which, if any, of these applications will issue as patents or how many of these issued patents will be found valid and enforceable. There may also be existing issued patents on which we would be infringed by the commercialization of our product candidates. If so, we may be prevented from commercializing these products unless the third party is willing to grant a license to us. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed. Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages, or potentially prevent us from continuing certain operations.

We may not be able to obtain third-party patient reimbursement or favorable product pricing.

Our ability to successfully commercialize our proposed products in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on November 1, 2012.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1,000,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

Our strategy for the development, clinical and preclinical testing and commercialization of our proposed products is based on an outsource model. This model requires us to engage third parties in order to further develop our technology and products as well as for the day to day operations of our business. In the event we are not able to enter into such relationships in the future, our ability to operate and develop products may be seriously hindered or we would be required to expend considerable resources to bring such functions in-house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house.

The development, manufacturing and commercialization of cell-based therapeutic products expose us to product liability claims.

By developing and, ultimately, commercializing medical products, we are exposed to the risk of product liability claims. Product liability claims against us could result in substantial litigation costs and damage awards against us. We have obtained liability insurance that covers our clinical trials.  If and when we begin commercializing products, we will need to increase our insurance coverage.  We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

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

We are currently being monitored by the NYSE AMEX with regard to listing qualifications.

On February 16, 2010 we received a letter from the NYSE Amex informing it that it had now resolved the continued listing deficiencies referenced in the NYSE Amex LLC's ("NYSE Amex") letters dated June 4, 2009 and August 18, 2009. The Exchange said that while the Company remains noncompliant with the stockholders' equity requirements under Section 1003 of the NYSE Amex Company Guide, the Exchange staff has determined that the Company complies with the alternative listing standards in Section 1003, including the requirement for $50,000,000 million in market capitalization. The Exchange will continue to monitor the Company's compliance with the continued listing standards in Section 1003 of the NYSE Amex Company Guide. As provided in Section 1009(f) of the NYSE Amex Company Guide.  If the Company is able to demonstrate compliance with the continued listing standards for a period of two consecutive quarters ending June 30, 2010, the Exchange staff will deem the Plan Period over. However, if the Company cannot demonstrate compliance over the next two quarters, the Plan Period will remain open and Exchange staff will continue to monitor the Company throughout the end of the Plan Period, December 6, 2010. At any time during the Plan Period, the Exchange staff may initiate delisting proceedings based on its evaluation of the Company. In the event the Company does not comply with all continued listing standards as of December 6, 2010, the Exchange staff will promptly initiate delisting procedures.

The delisting of our common shares from the NYSE Amex may limit the ability of our stockholders to sell their common stock.

We are currently being monitored by the NYSE AMEX.  If we are delisted, our stock will most likely commence trading on the Over-the-Counter Bulletin Board or the Pink Sheets. In such case, a stockholder likely would find it more difficult to trade our common stock or to obtain accurate market quotations for it.  If our common stock is delisted, it will become subject to the Securities and Exchange Commission’s “penny stock rules,” which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and “accredited investors.” Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of December 31, 2009, we have issued and outstanding 35,743,831 common shares, 24,365,916 common shares reserved for issuance upon the exercise of current outstanding options and warrants (excluding options and warrants issued under our equity compensation plans), 319,341 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, and 760,000 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 88,810,912 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  On September 21, 2009 the FDA approved our IND application to commence a Phase I trial for ALS.  We commenced the trials on January 21, 2010 with the dosing of our first patient.  We cannot assure you that we will successfully complete any clinical trials in connection with such IND. Further, we cannot predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

We base our research and development on the use of human stem cells obtained from human tissue. The U.S. federal and state governments and other jurisdictions impose restrictions on the acquisition and use of human tissue, including those incorporated in federal Good Tissue Practice, or “GTP,” regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or of the quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products — that is, sources that follow all state and federal laws and guidelines for cell procurement. Certain components used to manufacture our stem and progenitor cell product candidates will need to be manufactured in compliance with the FDA’s Good Manufacturing Practices, or “GMP.” Accordingly, we will need to enter into supply agreements with companies that manufacture these components to “GMP” standards.  There is no assurance that we will be able to enter into any such agreements.

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

We currently lease two facilities.   Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 2,500 square feet for $8,220 per month. The term of our lease expires on January 31, 2011.

We entered into a lease in 2009 consisting of approximately 2,375 square feet of research space in San Diego, California at a monthly lease rate of $4,806. The lease terminates in August of 2011.

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

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as “Plaintiffs”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “’505 patent”), alleging that the ‘505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “’418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs.  On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells’ Motion to Dismiss, but granted Neurospheres’ motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the ‘505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

•
On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures.  See Civil Action No. 06-1877.  We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct.  Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws.  Discovery has commenced and it is not known when, nor on what basis, this matter will be concluded.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE Amex under the symbol "CUR."  The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2008
First Quarter	$3.58	$2.29
Second Quarter	$2.59	$1.31
Third Quarter	$1.86	$1.20
Fourth Quarter	$2.15	$1.01
2009
First Quarter	$1.79	$0.80
Second Quarter	$1.30	$1.03
Third Quarter	$2.08	$1.04
Fourth Quarter	$1.91	$1.26

Holders

As of March 8, 2010 our common stock was held by approximately 725 record holders.  We believe our actual number of shareholders may be significantly higher as 34,638,732 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2005 & 2007 Stock Plans as of December 31, 2009.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2005 Stock Plan, as amended	3,680,659	$1.26	319,341
2007 Stock Plan	5,615,475	3.38	534,525
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	9,296,134	$2.52	853,866

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•
On January 5, 2009 we granted a consultant options to purchase 100,000 common shares at a price per share of $1.64.  The options were issued as compensation for services rendered.  The grant was made pursuant to our 2005 Stock Plan.  The options have a term of 7 years.

•	On March 30, 2009, we granted a consultant a common stock purchase warrant to purchase 96,000 common shares at a price per share of $1.25. The warrant will expire on 3/30/2015.

•
On June 3, 2009, we granted a consultant100,000 options to purchase common shares at a price of $1.13.  The options were issued as compensation for services rendered.  The grant was made pursuant to our 2005 Stock Plan.  The options vest as follows:  25,000 vested immediately; 25,000 vest at the six month anniversary; 25,000 vest at the twelve month anniversary; 25,000 vest at the eighteen month anniversary.  The options expire on June 3, 2019.

•
On July 2, 2009, pursuant to our director compensation policy, we granted each of Messrs. Ogilvie and Oldaker options to purchase 35,000 common shares as compensation for their services on our board of directors and related committees.  For a further description of the transaction, please refer to the section of this Annual Report entitled “Executive Compensation – Director Compensation” contained in Item 11.

•
On October 1, 2009 we granted a consultant warrants to purchase100,000 shares at a price of $1.49.  The warrants are fully vested and have a cashless exercise provision.  The warrants expire on 10/1/2016.

•	On December 29, 2009, we completed a private placement of 646,551 common shares resulting in gross proceeds of $1,500,000. The shares were sold to 1 accredited investor at a price per share of $2.32.

•
On December 30, 2009, we issued Richard Garr and John Conron, our Chief Executive Officer and Chief Financial Officer, respectively, an aggregate of 225,475 common shares as consideration for the cancelation of certain obligations owed to such executives.  For a further description of the transaction, please refer to the section of this Annual Report entitled “Transactions with Related Persons, Promoters and Certain Control Person’s” contained in Item 13.

•
On January 8, 2010, pursuant to a consulting agreement for investor relations and business development services, we issued Market Development Consulting Group, Inc.: (i) 140,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 400,000 shares of common stock at $1.70 per share.  The warrant is exercisable immediately, shall expire on December 31, 2019, and is freely assignable in whole or in part.   We also agreed to register the shares underlying the warrant for resale.  In connection with the registration of the shares underlying the warrant, we agreed to pay consultant a penalty of 1% additional warrants per each 30 days in the event: (i) a registration statement covering the shares is not filed by March 21, 2009, and (ii) the registration statement covering the shares is not declared effective within 90 days of filing.  The date for registration has been extended to the earlier of: (a) the day following such day as we file our Annual Report for 2009 ; or (b) April 15, 2010.

•
On January 15, 2010, we issued a consultant options to purchase an aggregate of 45,000 common shares at $2.40 per share.  The options vest as follows: (i) 25,000 upon grant; and (ii) 20,000 on December 31, 2010.  The options have a term of 5 years.

•	On January 15, 2010, we issued a consultant options to purchase an aggregate of 100,000 common shares at $2.40 per share. The options are 100% vested upon grant and have a term of 7 years.

•
On January 29, 2010, as an inducement to exercise 800,000 Series D Warrants, we issued Vicis Capital Master Fund a replacement warrant.  As a result of the exercise, we received gross proceeds in the amount of $1,000,000.  The replacement warrant entitles the holder to purchase 400,000 common shares at price of $1.85 per share.  The warrant has a term of 1 year.

•
In March of 2010, in connection with the exercise of 2,699,400 Series C Warrants, we issued the prior warrant holders an aggregate of 2,699,400 replacement warrants.  As a result of the exercise, we received gross proceeds in the amount of $3,374,250.   The replacement warrant is substantially the same as the prior Series C warrants except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; and (iii) the replacement warrants do not provide for any anti-dilution rights.

•
In March of 2010, in connection with the exercise of 782,005 placement agent warrants, we issued T.R. Winston & Company, LLC, a replacement warrant to purchase 782,005.   As a result of the exercise, we received gross proceeds in the amount of  $860,205.  The replacement warrant is substantially the same as the prior replacement warrants issued to our Series C Warrant holders except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; and (iii) the replacement warrants do not provide for any anti-dilution rights.

•
In March of  2010, we amended 706,752 placement agent warrants held by TR Winston & Company, LLC.  Pursuant to the amendment, we agreed to extend the expiration date of the placement agent warrants from March 15, 2012 to March 15, 2014 in exchange for the removal of the anti-dilution provisions from said warrants.  We did not receive any additional consideration in connection with the amendment.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Trends & Outlook. Discussion of what we view as the overall trends affecting our business and the strategy for our operating segments and outlook for 2010.

•	Critical Accounting Policies. Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2009 to 2008.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including potential sources of liquidity.

The various sections of this MD&A contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” and “Trends & Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially.

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

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia. We are headquartered in Rockville, Maryland.

In addition to our core tissue based technology, we have begun developing a neurogenic and neuroprotective Small-Molecule compound.  The patent covering this new class of drugs was issued June 10, 2009.

Technology

Stem Cells

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. Our two issued core patents entitled: (i)  Isolation, Propagation, and Directed Differentiation of Stem Cells from Embryonic and Adult Central Nervous System of Mammals ; and (ii)  In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multipotential CNS Stem Cell  contain claims which cover the process of deriving the cells and the cells created from this process.

What differentiates our stem cell technology from others is that our patented processes do not require us to direct the cells towards a certain fate by adding specific growth factors. Our cells actually “become” the type of cell they are fated to be. This process and the resulting cells comprise a technology platform that allows for the efficient isolation and production, in commercially reasonable quantities, of neural stem cells from the human brain and spinal cord.

To date the Company has focused its efforts on applications involving spinal cord stem cells. It has completed preclinical efficacy and safety studies on these cells sufficient to gain FDA approval for human clinical trials. The company believes it has established “proof of principle” for two important spinal cord applications: ALS, or Lou Gehrig’s disease, and Ischemic Spastic Paraplegia (a painful form of spasticity that may arise as a complication of surgery to repair aortic aneurysms). In anticipation of Phase I trials, the Company has created spinal cord cell banks using GMP.

We have developed and we maintain a portfolio of patents and patent applications that form the proprietary basis for our research and development efforts in the area of neural stem cell research.  We own or exclusively license four (4) issued patents and thirteen (13) patent pending applications in the field of regenerative medicine and related technologies.

Small-molecule Compounds

The Company has performed tests using cultured neural stem cells and in animals to validate the performance of small molecule compounds for hippocampal neurogenesis. The Company has successfully contracted for the manufacture of small batches of the compound. It expects to contract for a production run using Good Manufacturing Practice (GMP) methods which will be large enough to complete safety testing and Phase I clinical trials.

 In June the company received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a patent on these compounds. Patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” claims four chemical entities and any pharmaceutical composition including them.
.
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

Trends & Outlook

Revenue

 We had no revenue for the years ended December 31, 2009 and 2008.  Our focus is now on initiating and successfully managing the clinical trial for ALS authorized by the FDA in September of this year.  We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenue.

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

Stem Cells

Our top development priority is the ALS clinical trial at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 12 to 18 patients at an estimated cost of $130,000 per patient. The per- patient number includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on. We expect trial spending to gradually increase to $100,000 per month after a number of patients have been treated.

In the strategy section we outlined a number of additional indications for which our spinal cord stem cells have potential therapeutic value.  We will work on proof of principle testing, dosing rationale, and the development of clinical protocols for the most promising indications. We intend to submit IND applications to the FDA to initiate clinical trials for the most promising treatment candidates.  The Company expects to submit an IND to treat Spinal Cord Injury in 2010.

Small Molecule Compounds

We believe we have successfully demonstrated proof of principle to support advancement of our lead small molecule compound for treatment of depression.  We have completed planning for toxicology, tumorigenicity, dosing rationale, and development of the clinical protocol. We will issue work orders to contractors for these efforts when funding is available. If the remaining preclinical testing results are successful we will file an IND with the FDA. We hope to begin clinical trials for this indication in late 2010 or early 2011.

General and Administrative Expenses

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

Revenue Recognition—We had no revenues for the years ended December 31, 2009 and 2008.  Our revenues, to date, have been previously derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2009 no impairment losses were recognized.

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

Beginning in 2006, we adopted the guidance issued by the FASB related to share based payments.  This guidance requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  We recognized $4,556,916   and $4,632,847 in stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively.

Results of Operations

Revenue

The company did not have revenues for the twelve months ended December 31, 2009 and 2008, respectively.

We do not anticipate any revenues for 2010.

Operating Expenses

Operating expenses totaled $10,466,549 in 2009 and $11,831,973 in 2008.

			Change in
			2009
			Versus 2008
	2009	2008	$	%
Operating Expenses
Research & development	$5,346,904	$6,513,349	$(1,166,445)	18%
General, selling & administrative expense	5,030,981	5,252,863	(221,882)	4%
Depreciation and amortization	88,664	65,761	22,903	35%
Total expense	$10,466,549	$11,831,973	$(1,365,424)	12%

Research and Development Expenses

Research and development expenses totaled $5,346,904 in 2009, as compared to $6,513,349 in 2008.  The decrease of $1,166,445, or 18%, from 2008 to 2009 was primarily attributable to the costs in 2008 of completing the application to the FDA to move our cell based product into clinical trials and a reduction in non-cash stock-based compensation expense.

General and Administrative Expenses

G&A expenses totaled $5,030,981 in 2009, compared with $5,252,863 in 2008.  The decrease of $221,882, or 4%, from 2008 to 2009 was primarily attributable to increased litigation expenses offset by expense decreases spread over a wide range of categories, including non-cash stock-based compensation expense, and reflects management’s ongoing efforts to manage cash consumption.

Depreciation and Amortization

Depreciation and amortization expenses totaled $88,664 in 2009, compared with $65,761 in 2008.  The increase of $29,203 or 35% from 2008 to 2009 was primarily attributed to fixed asset and patent filing fee additions over the past year.

Nonoperating (expense) income

Nonoperating (expense) income totaled $102,186 and $1,175 for the twelve months ended December 31, 2009 and 2008, respectively.  The nonoperating income or expense is discussed below.

Interest income totaled $19,614 in 2009 compared to $39,806 in 2008. The decrease of $20,192 for the twelve months ended December 31, 2009 compared to the comparable period in 2008 was attributable to lower cash balances and much reduced interest rates on short term savings.

Interest expense was $776 in 2009 and $0 in 2008. The increase in 2009 as compared to 2008 was attributable to the short term financing of some insurance costs.

The Company had a warrant modification expense of $38,631 in 2008.  Details of the transaction are in Note 2 to the financial statements.

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability classification as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.8 million to recognize the fair value of such warrants. In the first quarter ended March 30, 2009, the fair value of these common stock purchase warrants decreased because of a decrease in the stock price, resulting in a gain for the quarter.  In the three months ended June 30, 2009, the fair value of these common stock purchase warrants increased to $3.2 million because of an increase in the stock price. We recognized a $473,799 non-cash expense from the change in fair value of these warrants for the three months ended June 30, 2009.  In the three months ended September 30, 2009, the fair value of these common stock purchase warrants increased to $5.6 million due to an increase in the stock price. We recognized a $2.6 million non-cash expense from the change in fair value of these warrants for the three months ended September 30, 2009.  In the three months ended December 31, 2009, the fair value of these common stock purchase warrants increased to $6.5 million due to an increase in the stock price.  We recognized a $677,830 non-cash expense from the change in fair value of the warrants for the three months ended December 31, 2009.The net gain for the twelve month period ended December 31, 2009 is $83,348.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. Currently, our monthly cash burn rate is $600,000.   We anticipate that our available cash and expected income will be sufficient to finance our current activities for at least the next 12 months from December 31, 2009, although certain activities and related personnel may need to be reduced.

On December 18, 2008, we filed our first IND with the FDA.  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from December 31, 2009. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

			Change in 2008
			Versus 2007
	2009	2008	$	%
Cash and cash equivalents	$2,309,774	$4,903,279	$(2,593,505)	(53)%

Net cash used in operating activities	$(5,144,820)	$(6,860,039)	$(1,715,219)	(25)%
Net cash used in investing activities	$(210,784)	$(193,630)	$17,154	(9)%
Net cash provided by financing activities	$2,762,099	$4,553,211	$(1,791,112)	(39)%

Total cash and cash equivalents was $2,309,774 at December 31, 2009, compared with $4,903,279 at December 31, 2008.  The decrease in our cash and cash equivalents of $2,593,505 or 53%, from December 31, 2008 to December 31, 2009 was do to the postponement of new financing until the first quarter of 2010 when the company raised an additional $7M.

Net Cash Used in Operating Activities

Operating activities required $5,144,820 for the twelve months ended December 31, 2009 compared to $6,860,039 for the same period  in 2008. The decrease of $1,715,219 in cash consumption, or 25%, for the twelve months ended December 31, 2009 compared to the same period in 2008 was primarily attributable to an increase of $295,334 in short term financing by vendors, employees and other service providers for the year and a reduction in spending, particularly in research of $969,506 and $325,112 in management incentive bonuses. ..

Net Cash Used in Investing Activities

In our investment activities we used $210,784 in cash in 2009 and $193,630 in cash in 2008.  The increase in our cash use of $17,154, or 9%, for the twelve months ended December 31, 2009 compared to the same period in 2008 was primarily attributable to an increase in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,762,099 in 2009 as compared to $4,553,211 in 2008 as $7M of new financing activity was postponed to the first quarter of 2010 when better terms where available.

Subsequent Financing Activities

During the first quarter of 2010, and subsequent to the date of the balance sheet included in this Annual Report, we completed a series of transactions resulting in us receiving gross proceeds for the exercise of our Series A, B, C and D warrants of $7.3 million.  On March 16, 2010 we had cash on hand of $7.8 million.

Listed below are key financing transactions entered into by us in the last two years.  Also, please refer to the section of this Annual Report entitled “Recent Sale of Unregistered Securities” for a further description of the following transactions:

In February of 2008, we sold a strategic purchaser $2,500,000 of our common stock.

•	On December 18, 2008, we sold $2,000,000 of common stock pursuant to our shelf registration statement on Form S-3.

•	On June 30, 2009, we sold $1,000,000 of common stock and warrants to purchase an additional 2,440,000 common shares pursuant to our shelf registration statement on Form S-3.

•	In September 2009, we received $347,418 as a result of warrant exercises.

•	In October and December 2009, we received $53,214 as a result of warrant exercises.

•	On December 29, 2009 we sold $1,500,000 of common stock pursuant to a private placement.

Transactions Subsequent to December 31, 2009

•	On January 29, 2010, we received $1,000,000 as a result of Series D warrant exercises.

•	In February of 2010, we exercised the call provision related to our Series B Warrants which resulted in $2,460,918from the exercise thereof.

•	In March of 2010, we received $3,374,250 as a result of Series C warrant exercises.

•	In March of 2010, we received $860,205 as a result of placement agent warrant exercises.

Call of Series B Warrants

During the first quarter of 2006, we issued an aggregate of 2,019,231 Series B warrants in connection with a private placement of our securities. The Series B warrants contained a call provision allowing us to redeem the warrants for $.01 per warrant share, upon 30 days notice, provided the following two conditions were met:  (a) we receive approval of our IND, and (b) a registration statement covering the resale of the warrant shares shall be effective.  As a result, Series B warrant holders exercised their respective warrants which resulted in us issuing 1,993,876 common shares and receiving gross proceeds in the amount of $2,460,918.

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

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Neuralstem, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Neuralstem, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008.  Neuralstem, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Neuralstem, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Neuralstem, Inc.’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, in 2009 Neuralstem, Inc. adopted the guidance issued by the Financial Accounting Standards Board regarding whether an instrument or embedded feature is indexed to an entity’s own stock.  This resulted in the recharacterization of certain warrants as liabilities.

/s/ Stegman & Company

Baltimore, Maryland
March 30, 2010

Neuralstem, Inc.

Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,309,774	$4,903,279
Prepaid expenses	143,600	136,287

Total current assets	2,453,374	5,039,566

Property and equipment, net	196,755	163,930
Intangible assets, net	301,560	212,265
Other assets	55,716	52,972

Total assets	$3,007,405	$5,468,733

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$791,607	$547,950
Accrued bonus expense	769,215	717,538
Total current liabilities	1,560,822	1,265,488

LONG-TERM LIABILITIES

Fair value of warrant obligations	6,462,039	-

Total liabilities	8,022,861	1,265,488

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.01 par value; 150 million shares authorized, 35,743,831 and 33,751,300 shares outstanding in 2009 and 2008, respectively	357,438	337,513
Additional paid-in capital	62,193,937	61,352,527
Accumulated deficit	(67,566,831)	(57,486,795)
Total stockholders' (deficit) equity	(5,015,456)	4,203,245

Total liabilities and stockholders' (deficit) equity	$3,007,405	$5,468,733

See notes to financial statements.

Neuralstem, Inc.

Statements of Operations

	Years
	Ended December 31,
	2009	2008

Revenues	$-	$-

Operating expenses:
Research and development costs	5,346,904	6,513,349
General, selling and administrative expenses	5,030,981	5,252,863
Depreciation and amortization	88,664	65,761
Total operating expenses	10,466,549	11,831,973
Operating loss	(10,466,549)	(11,831,973)

Nonoperating (expense) income:
Interest income	19,614	39,806
Interest expense	(776)	-
Warrant modification expense	-	(38,631)
Gain from change in fair value of warrant obligations	83,348	-
Total nonoperating income	102,186	1,175

Net loss attributable to common shareholders	$(10,364,363)	$(11,830,798)

Net loss per share, basic and diluted	$(0.30)	$(0.37)

Weighted average common shares outstanding, basic and diluted	34,280,882	32,114,365

See notes to financial statements.

Neuralstem, Inc.

Statements of Cash Flows

	Twelve Months
	Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(10,364,363)	$(11,830,798)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,664	65,761
Share based compensation expenses	4,556,916	4,632,847
Warrant modification expense	-	38,631

Gain from change in fair value of warrant obligations	(83,348)	-

Changes in operating assets and liabilities:
Prepaid expenses	(7,313)	(5,568)
Other assets	(2,744)	(9,701)
Accounts payable and accrued expenses	243,657	127,301
Accrued bonus expenses	423,711	121,488
Net cash used in operating activities	(5,144,820)	(6,860,039)

Cash flows from investing activities:
Acquisition of intangible assets	(122,406)	(116,921)
Purchase of property and equipment	(88,378)	(76,709)
Net cash used in investing activities	(210,784)	(193,630)

Cash flows From financing activities:
Issuance of common stock	2,762,099	4,553,211
Net cash provided by financing activities	2,762,099	4,553,211

Net decrease in cash	(2,593,505)	(2,500,458)

Cash and cash equivalents, beginning of period	4,903,279	7,403,737

Cash and cash equivalents, end of period	$2,309,774	$4,903,279

Supplemental disclosure of cash flows information:
Cash paid for interest	776	-
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Common stock issued to pay accrued employee bonuses	372,033	-

See notes to financial statements.

Neuralstem, Inc.

Statements
of Shareholders' Equity (Deficit)

For the years ended December 31, 2009 and 2008

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2008	31,410,566	$314,106	$52,151,245	$(45,655,997)	$6,809,354
Exercise of Warrants to purchase Common Stock ($1.50 to $2.00 per share), net of offering costs of $20,889	125,425	1,254	209,957		211,211
Issuance of common stock though private placement ($4.06 per share).	615,309	6,153	2,493,847		2,500,000
Issuance of common stock though private placement ($1.25 per share) , net of offering costs of $158,000	1,600,000	16,000	1,826,000		1,842,000
Share Based Payments - Employee Compensation			4,632,847		4,632,847
Warrant Modification Expense			38,631		38,631
Net loss				(11,830,798)	(11,830,798)
Balance at December 31, 2008	33,751,300	337,513	61,352,527	(57,486,795)	4,203,245
Cumulative effect of reclassification of warrants to liabilities			(7,044,118)	284,327	(6,759,791)
Balance, January 1, 2009 as adjusted	33,751,300	337,513	54,308,409	(57,202,468)	(2,556,546)
Share based payment - employee compensation			4,556,916		4,556,916
Issuance of common stock through Private Placement ($1.25 per share), net of financing costs of $96,608.	800,000	8,000	895,392		903,392
Issuance of common stock from warrants exercised ($1.25 per share), net of financing costs of $31,300.	320,505	3,205	575,741		578,946
Issuance of common stock in settlement of outstanding 2008 bonus due to officers (225,475 shares at $1.65 per share)	225,475	2,255	369,778		372,033
Issuance of common stock through Private Placement ($2.32 per share), net of financing costs of $5,833	646,551	6,465	1,487,701		1,494,166
Net loss				(10,364,363)	(10,364,363)
Balance at December 31, 2009	35,743,831	$357,438	$62,193,937	$(67,566,831)	$(5,015,456)

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

The Company's business currently does not generate cash. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations into the first quarter of 2011.

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

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with accepted accounting standards.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Significant New Accounting Pronouncements

On July 1, 2009, the Accounting Standards codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  We adopted this guidance upon its issuance and it had no material impact on the Company’s financial statements.

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

During the twelve months ended December 31, 2009, we granted 270,000 options, and in the similar period ended December 31, 2008, we granted 5,650,000 options. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $4,556,916 and $4,632,847 in share-based compensation expense during the twelve months ended December 31, 2009 and 2008, respectively, from the vesting of stock options or warrants.

Note 2. Stockholders’ (Deficit) Equity

Preferred and Common Stock

The authorized stock of the Company consists of 7,000,000 shares of blank check preferred stock with a par value of $0.01 and 150,000,000 shares of common stock with par value of $0.01.  None of these shares have been issued.

The Company completed a registered offering of 800,000 common shares at $1.25 per share increasing equity by approximately $1,000,000 in June 2009, less approximately $97,000 in related placement and closing costs.  In September 2009 and December 2009, several warrant holders exercised 320,505 warrants at $1.25 per warrant increasing equity by approximately $401,000 less $31,300 in related financing costs.  In December 2009, the Company completed a private placement of 646,551 common shares at $2.32 per share increasing equity by approximately $1,500,000 less approximately $6,000 in related costs.

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

•
On November 14, 2008 we granted a consultant 50,000 warrants to purchase common shares at a price of $2.75, which were reclassed in 2009 to options with the same terms. The grant was made pursuant to our 2005 Stock Plan.  The options are fully vested.  The options were issued as partial compensation for services rendered.  The options expire on November 13, 2013.

•
On January 5, 2009 we granted a consultant 100,000 options to purchase common shares at a price of $1.64.  The options were issued as compensation for services rendered. The grant was made pursuant to our 2005 Stock Plan.  The options are fully vested and have a cashless exercise provision.  The options expire on January 5, 2016.

•
On June 3, 2009 we granted a consultant100,000 options to purchase common shares at a price of $1.13.  The options were issued as compensation for services rendered.  The grant was made pursuant to our 2005 Stock Plan.  The options vest as follows:  25,000 vested immediately; 25,000 vest at the six month anniversary; 25,000 vest at the twelve month anniversary; 25,000 vest at the eighteen month anniversary.  The options expire on June 3, 2019.

•
On July 2, 2009 we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $1.17.  The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement.  The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee.  These options vest quarterly over the grant year and expire 7 years from the date of grant.

During the twelve months ended December 31, 2009, we granted 270,000 options and in the similar period ended December 31, 2008, we granted 5,650,000 options. We recorded related compensation expenses as our options vest in accordance with accordance with guidance issued by the FASB related to share based payments.   We recognized $4,556,916 and $4,632,847 in share-based compensation expense during the twelve months ended December 31, 2009 and 2008, respectively, from the vesting of stock options or warrants.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	3,150,659	$1.19	6.8	$-

Granted	5,650,000	3.34	9.3	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at January 1, 2009	8,800,659	$2.55	8.2	$-

Granted	270,000	1.33	8.2	$124,400
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2009	9,070,659	$2.52	7.2	$3,276,800

Exercisable at December 31, 2009	5,065,659	$1.88	6.6	$3,222,100

Range of
Exercise	Outstanding
Price	Options	Expiration Dates

$0.50 - 2.00	3,070,000	2015 - 2019

$ 2.01 - 3.00	1,115,000	2013 - 2018

$3.01 - 4.00	4,818,275	2012 - 2018

$4..01 - 8.00	62,042	2011 - 2015

$8.01 - higher	5,342	2010 - 2011

	9,070,659

Share-based compensation included in the statements of operations for the twelve months ended December 31, 2009and 2008 was as follows:

Stock Compensation Expense

	Twelve Months Ended Dec. 31,
	2009	2008

Research and development costs	$2,887,001	$3,024,537

General, selling and administrative expenses	1,669,915	1,608,310
Total	$4,556,916	$4,632,847

Stock Warrants

 During the years ended December 31, 2008 and 2009 the company issued the following warrants:

•	On December 18, 2008, we completed a registered offering of our shares at a price per share of $1,25. As a result of this transaction we issued:
o	112,000 placement agent warrants to purchase common stock at a price per share of $2.52. The warrants expire December 16, 2013.
o	1,884,672 Series C Warrants to purchase common stock at a price per share of $1.25. The warrants expire October 31, 2012.

•	On March 30, 2009 we granted a consultant warrants to purchase 96,000 shares at a price of $1.25. The warrants shall be fully vested on 3/20/2010 and expire on 3/30/2015.

•	On June 30, 2009 we completed a registered offering of 800,000 units at a price per share of $1.25. As a result of this transaction we issued:
o	800,000 fully paid common shares.
o	800,000 Series D Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2010.
o	800,000 Series E Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2012.
o	800,000 Series F Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2014.
o	40,000 placement agent warrants to purchase common stock at a price of $1.5625. The warrants expire on June 30, 2014.

•
On October 1, 2009 we granted a consultant warrants to purchase100,000 shares at a price of $1.49.  The warrants are fully vested and have a cashless exercise provision.  The warrants expire on 10/1/2016.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2008	11,208,515			-

Issued	1,996,672			-
Exercised	(125,425)			-
Forfeited	-

Outstanding at December 31, 2008	13,079,762	$2.27	2.0	-

Issued	2,536,000	1.25	2.8	-
Exercised	(320,505)	1.25	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2009	15,295,257	$1.82	2.0	-

Exercisable at December 31, 2009	12,199,257	$1.53	2.0	-

Effective January 1, 2009 we adopted the provisions of recent accounting guidance, described below.  As a result of adopting this guidance, 8,547,762 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have the following characteristics:

	Strike Price	Date of Issue	Date of Expiration	Warrants Outstanding
Series A & B Warrants	$1.25	February-06	February-11	4,359,605
Series A & B Warrants, Placement Agent	$1.10	February-06	February-11	782,005
Series C Warrants	$1.25	October-07	October-12	1,227,000
Series C Warrants, Placement Agent	$1.25	March-07	March-12	294,480
Series C Warrants, anti-dilution awards	$1.25	December-08	October-12	1,472,400
Series C Warrants, Placement Agent, anti-dilution awards	$1.25	December-08	March-12	412,272

Total warrants no longer accounted for as equity				8,547,762

In June 2008, the FASB ratified EITF Issue 07-05, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock, or EITF 0705, codified into FASB ASC Subtopic 815-40, Contracts in Entity’s Own Equity.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.

 As such, effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  During the three months ended September 30, 2009, 277,934 warrants were exercised. The fair value of the common stock purchase warrants which remained declined to $5.6 million as of September 30, 2009, and we recognized a $0.76 million gain from the change in fair value of these warrants for the nine months ended September 30, 2009, and a $2.6 million loss for the three months ended September 30, 2009.  In the three months ended December 31, 2009, the fair value of these common stock purchase warrants increased to $6.5 million due to an increase in the stock price.  We recognized a $677,830 non-cash expense from the change in fair value of the warrants for the three months ended December 31, 2009.  The net gain for the twelve month period ended December 31, 2009 is $83,348.

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

	December 31,	January 1,
	2009	2009

Annual dividend yield	-	-
Expected life (years)	.60-2.00	1.0-2.5
Risk free interest rate	.20%-1.14%	0.40%
Expected volatility	62%-98%	86%

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

Valuation and Expense Information for Share-based Compensation

On January 1, 2006, we adopted accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, service providers, and directors, including employee stock options and warrant awards.

The following table summarizes the stock-based compensation expense related to share-based payment awards under this accounting guidance for the year ended December 31, 2009 and 2008 which was allocated as follows:

	Twelve Months Ended Dec. 31,
	2009	2008

Research and development costs	$2,887,001	$3,024,537
General, selling and administrative expenses	1,669,915	1,608,310
Total	$4,556,916	$4,632,847

The fair value of options granted in fiscal years 2009 and 2008 reported above have been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2009	2008
Dividend yield	0%	0%
Expected volatility range	46% to 85%	46% to 82%
Risk-free interest rate range	.74% to 4.96%	1.22% to 4.96%
Expected life	2 to 6.5 yrs	2 to 6.5 yrs

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

As stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2009 and December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management judgment.

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2009 was $1.33 per share.  The weighted average estimated fair value of employee stock options granted during the year ended December 31, 2008 was $3.34.

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

Note 3. Property and Equipment

The major classes of property and equipment consist of the following:

	2009	2008
Furniture and Fixtures	$14,400	$14,400
Computers and office equipment	47,109	43,273
Lab equipment	280,579	196,036

	$342,088	$253,709
Less accumulated depreciation and amortization	(145,333)	(89,779)
Property and equipment, net	$196,755	$163,930

Depreciation expense for the years ended December 31, 2009 and 2008 was $55,554 and $49,699, respectively.

Note 4. Intangible Assets

The Company holds patents related to its stem cell research. Patent filing costs were capitalized and are being amortized over the life of the patents. The company has determined that the intangibles purchased have a seventeen year useful life. The Company follows FASB guidelines in determining if there is any impairment. The Company determined that no impairment to the assigned values had occurred. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2009 and 2008:

	2009		2008
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Patent filing fees	$365,409	$(63,849)	$243,004	$(30,739)

Amortization expense for the years ended December 31, 2009 and 2008 was $33,110 and $16,062, respectively.

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

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2009 and 2008:

	2009	2008
Net operating loss carry-forwards	$17,842,957	$15,563,878
Valuation allowance	(17,842,957)	(15,563,878)
Net deferred tax asset	$-	$-

At December 31, 2009, the Company has net operating loss carryforwards of approximately $44.6 million. The Company has also reported certain other tax credits, the benefit of which has been deferred. The Company’s NOL carryforwards and credits will begin to expire in the tax year 2012. The timing and manner in which these net operating loss carryforwards and credits may be utilized in any year by the Company will be limited to the Company’s ability to generate future earnings and also may be limited by certain provision of the U.S. tax code.

Note 6. Commitments and Contingencies

We currently lease two facilities. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 2,500 square feet for $8,220 per month. The term of our lease expires on January 31, 2011

We entered into a lease in 2007 to secure approximately 900 square feet of research space in San Diego, California at a monthly lease rate of $3,278. The lease expired in August of 2009.

We entered into a lease in February 2008 to secure an additional two rooms for research purposes in San Diego, California at a monthly lease rate of $6,000.  The lease expired in February of 2009.  The Company then extended the lease an additional year for one room at $4,000 per month.  The lease was terminated in September 2009.

We entered into a lease in September 2009 consisting of approximately 2,375 square feet of research space in San Diego, California, at a monthly lease rate of $4,806.  The lease terminates in August of 2011.

The Company recognized $217,386 and $180,356 in rent expense for the years ended December 31, 2009 and December 31, 2008, respectively.

On November 1, 2005, the Company amended and extended its employment agreements dated January 1, 1997 with Richard Garr and Karl Johe for an additional seven (7) years which includes a base salary of $240,000 per year for each officer. On July 28, 2005, the Company granted both Mr. Garr and Mr. Johe stock options for 1,200,000 shares of the Company’s common stock each vesting annually over a four year period with an exercise price of $0.50 per share. Termination prior to full term on the contracts would cost the Company $240,000 per year unserved, or as much as $1,213,000 per contract, and immediate vesting of all outstanding options.

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

Note 7.  Fair Value

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at December 31, 2009 using
	Fair Value on Balance Sheet 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash and cash equivalents	$2,309,774	$2,309,774	$-	$-

Liabilities:
Fair value of warrant obligations	6,462,039	-	-	6,462,039

	Three months ended December 31, 2009	Twelve months ended December 31, 2009

Fair value of warrant obligations at beginning of period	$5,622,339	$-

Cumulative effect of reclassification of warrants to liabilities at beginning period	181,498	6,759,791

Net loss (gain) for change in fair value included in the statement of operations for period	677,830	(83,348)

Decrease in value from warrant exercises	(19,628)	(214,404)

Fair value of warrant obligations at end of period	$6,462,039	$6,462,039

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 8.  Change in Accounting Principle:  Recharacterization of Warrants

In June 2008, the FASB ratified the consensus reached on whether an instrument or embedded feature is indexed to an entity’s own stock.  FASB guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception.

We adopted the FASB guidance as of January 1, 2009.  As is discussed in Note 1 and 2 above, as of that date we had 8,547,762 warrants which were reassessed under the new guidance. Because of certain price adjustment provisions contained in the warrants, they were no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception.  Hence, these warrants were determined to be derivatives and were reclassified from equity to liabilities.  As a result of this change in accounting principle, on January 1, 2009 we recorded these liabilities at their value of $6,759,791.  At that date we also recorded a cumulative catch up adjustment of $284,327 to reduce the accumulated deficit and a $7,044,118 decrease to additional paid-in capital.  The adjustment to the accumulated deficit (the cumulative income effect of the accounting change) was calculated for the decrease in the fair value of the warrants from the date of their issuance through January 1, 2009.

These warrant liabilities will be marked to fair value from January 1, 2009 going forward resulting in the recognition of gain or loss in our statement of operations for changes in their fair value.   In the twelve months ended December 31, 2009 we recognized a gain from the change in the fair value of these warrant obligations of $83,348.

 In the first quarter the Company converted, redeemed or modified more than 70% of the warrants outstanding at the beginning of the year which had price protection features. These changes removed the price protection features. In 2009 we were not able to account for these as equity and so treated as long term liabilities.  The Company expects these changes to significantly reduce its derivative liability.

Note 9.  Subsequent Events

During the first quarter of 2010, the Company entered into a series of transactions resulting in securing what management believes provides sufficient financing to fund operations through the first quarter of 2011.  On March 16, 2010, the Company had cash on hand of $7.5 million and working capital of $6.4 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. The Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees. Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2009, the Company’s internal control over financial reporting were effective.

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

Item 9B.	Other Information

The information contained herein is being disclosed in this annual Report as it either: (i) was not required to be disclosed on Form 8-K at the time of occurrence, or (ii) has occurred within 4 days of the filing of this Annual Report.

•
During the first quarter of 2010, and subsequent to the date of the balance sheet included in this Annual Report, we completed a series of transactions resulting in us receiving gross proceeds for the exercise of our Series A, B, C and D warrants of $7.3 million.  For a further description of those transactions, please refer to the Sections of this Annual Report contained in:

•	Item 5. – Section entitled “Recent Sale of Unregistered Securities”

•	Item 7. — Section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

See also the notes to our financial statements.

•
On March 31, 2010, our Compensation Committee determined 2009 bonuses for our executive officers.  For a further description of the bonuses, refer to the section of this Annual Report contained in Item 11.  Executive Compensation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors consists of four members. Our bylaws provide for a staggered board consisting of 3 groups. The following sets forth our current directors, information concerning their ages and background, and information concerning their respective groups.

Class I Directors

The following directors are Class I directors and will serve until our 2012 annual meeting:

Name	Principal Occupation	Age	Director Since
Scott Ogilvie(1)	CEO and President of Gulf Enterprises International, Ltd. Director of Neuralstem, Inc.	55	2007

(1)           Mr. Ogilvie qualifies as an independent director within the meaning of the NYSE Amex rules and regulations.

Class II Directors

The following directors are Class II directors and will serve until our 2011 annual meeting:

Name	Principal Occupation	Age	Director Since
I. Richard Garr	Chief Executive Officer, President, General Counsel and Director of Neuralstem, Inc.	57	1996

Karl Johe, Ph.D	Chief Scientific Officer, Chairman of the Board and Director of Neuralstem, Inc.	49	1996

Class III Directors

The following directors are Class III directors and will serve until our 2010 annual meeting:

Name	Principal Occupation	Age	Director Since
William Oldaker(1)	Partner at Oldaker Group LLC Director of Neuralstem, Inc.	68	2007

(1)           Mr. Oldaker qualifies as an independent director within the meaning of the NYSE Amex rules and regulations.

Mr. I. Richard Garr, JD, age 57, has been a director and our Chief Executive Officer since 1996.  Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board member of the First Star Foundation, a children’s charity focused on abused children’s issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society. In evaluating Mr. Garr’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his broad experience in Neural Stem Cells.  He is among the longest serving executives in the field.

Mr. Karl Johe, Ph.D., age 49, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international  science and business communities.  He is also multilingual.

Mr. William Oldaker, age 68, has served on our board of directors since April 12, 2007. Mr. Oldaker is a founder and partner in the Washington, D.C. law firm of Oldaker Group LLC. Prior to founding the firm in 1993, Mr. Oldaker was a partner in the Washington office of the law firm of Manatt, Phelps and Phillips from 1987 to 1993. In 2004, Mr. Oldaker was a founder of Washington First Bank in Washington, D.C. and serves as a member of the board of directors. He previously served as a director of Century National Bank, from 1982 until its acquisition in 2001. Mr. Oldaker was appointed by President Clinton to serve as a commissioner on the National Bioethics Advisory Commission, a post he held until 2001. He is a member of the Colorado, D.C. and Iowa Bar Associations, the Bar Association for the Court of Appeals, D.C., and the Bar of the United States Supreme Court. He is also a partner in The National Group, a consulting firm. In evaluating Mr. Oldaker’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience with managing and developing federal government regulations and expertise in the legislative process. He also was a founding member, and has served on the board of directors of a bank for almost thirty years.

Mr. Scott V. Ogilvie, age 55, has served on our board of directors since April 12, 2007.  Mr. Ogilvie is President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, (“Gulf”) a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (OTCBB:INVC) and Preferred Voice Inc, (OTCBD:PRFV). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
I. Richard Garr	Chief Executive Officer, President, General Counsel	57	1996

Karl Johe, Ph.D.	Chief Scientific Officer	49	1996

John Conron	Chief Financial Officer	59	4/1/2007

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2009:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late

William Oldaker	Form 4 - Statement of Change in Beneficial Ownership	1

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

Committees

We have established 3 corporate governance committees comprising of the: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nomination and Corporate Governance Committee. The committee membership and the function of each of the committees are described below.

Director	Audit Committee	Nomination and Corporate Governance Committee	Compensation Committee
William Oldaker	Chair	Member	Member
Scott Ogilvie	Member	Chair	Chair

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

There has been no material change to the procedures by which security holders may recommend nominees to our board of directors since we last provided such disclosure in our definitive proxy statement filed with the SEC in connection with our 2008 annual meeting.

 We do not have a formal policy with regard to the consideration of diversity in identifying Director nominees, but the Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses.

Compensation Committee

The Compensation Committee's role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs. Messrs Ogilvie and Oldaker are the members of the Compensation Committee.

Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. At present, the positions of Chairman and Chief Executive Officer are held by different individuals.  This structure makes the best use of the Chief Executive Officer's and Chairman’s respective knowledge of the Company and its industry, as well as fostering greater communication between the Company's management and the Board.

Risk Oversight

The Company has a risk management program overseen by the Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the Audit Committees. The Board regularly reviews information regarding the Company's liquidity and operations, as well as the risks associated with each, and annually reviews the Company's risk management program as a whole. Also, the Compensation Committee periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking.

Independent Directors

Our board of directors has determined that Messrs Ogilvie and Oldaker are each “independent” as that term is defined by the NYSE Amex.   Messrs Ogilvie and Oldaker are the sole members of our: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nomination and Corporate Governance Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer (PEO) and (ii) all other executive officers of Neuralstem, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal year ended December 31, 2009(together the “Named Executive Officers”).

						Nonequity	Non- qualified
				Stock		Incentive	deferred
Name and			Bonus	Awards	Option	Plan	compensation	All other
principal		Salary	($)	($)	Award	compensation	earning	Compensation	Total
position	Year	($)	(d)	(e)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(3)	(3)	(f)(2)	(g)	(h)	(i)(1)	(j)

I. Richard Garr	2009	$407,000	52,584	157,754	-			48,688	$666,026
Chief Executive	2008	$436,750	33,917	312,033	3,437,056			88,523	$4,308,279
President, General Counsel (“PEO”)

Karl Johe	2009	$422,100	204,508	68,169	-			6,000	$700,777
Chief Scientific Officer	2008	$427,250	341,700	-	3,437,056			6,000	$4,212,006

John Conron	2009	$225,000	7,481	22,444	-			6,000	$260,925
Chief Financial Officer	2008	$208,750	18,750	60,000	1,125,581			4,500	$1,417,581

Thomas Hazel	2009	$180,000	15,000	-	-			-	$195,000
Senior Vice President of Research	2008	$100,000	7,500	-	179,411			-	$286,911

(1)           Includes automobile allowance, perquisites and other personal benefits.

(2)           For additional information regarding the valuation of Option Awards, refer to Note 2 of our financial statements in the section captioned “Stock Options

(3)           On March 30, 2010 the Compensation Committee made incentive bonus awards for 2009. The 2009 incentive bonus plan awards will made in both fully paid, fully vested common stock and cash. The common stock proportion of 2009 executive management bonuses will be awarded in the form of 253,931 fully paid; fully vested; shares of common stock. The stock award will be restricted. The shares will not be tradable by the recipients for five years unless there is a “change of control” or termination of employment.  The share awards will be based on the closing price of the shares on March 29, 2010. The shares awarded will be provided by the 2007 Stock Option Plan. The restricted common shares will be awarded as follows (assuming $2.05 per share):

	2009 Equity Award Calculation
	Bonus	Equity
	Present Value	Proportion	Equity Pool	Shares
Chairman and Chief Science Officer	$272,677	25%	$68,169	33,253

Chief Executive Officer	$210,338	75%	$157,754	76,953

Chief Financial Officer	$29,925	75%	$22,444	10,948

	2009 Cash Award Calculation
	Base	Cash	Cash
	Salary	Proportion	Award
Chairman and Chief Science Officer	$272,677	75%	204,508

Chief Executive Officer	$210,338	25%	52,585

Chief Financial Officer	$29,925	25%	7,481

Employment Agreements and Arrangements and Change-In-Control Arrangements

Employment Agreement with I. Richard Garr

We have a written employment agreement with Mr. Garr, our Chief Executive Officer and General Counsel. Pursuant to the agreement, as in effective, Mr. Garr is entitled to an annual salary of $407,000 paid semi-monthly of which $30,000 is paid in connection with Mr. Garr’s duties as general counsel.   In addition, the agreement provides for certain performance bonuses as determined from time to time by our Compensation Committee. Mr. Garr’s employment agreement also provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The term of the agreement is until October 31, 2012.

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

Officer	Termination Date	Salary(1)	Auto (2)	Accelerated Vesting of Options(3)	Total

I Richard Garr
	12/31/09	$1,153,170	$17,000	$1,548,000	$2,718,170
	03/31/10	$1,051,419	$15,500	$1,548,000	$2,614,919
	6/30/10	$1,000,000	—	$1,548,000	$2,548,000
	After 7/1/10	$1,000,000	—	$1,548,000	$2,548,000

(1)	Assumes an annual salary of $407,000. Does not include annual bonus or salary increase.
(2)	Executive is entitled to a $500 per month automobile allowance.
(3)	Derived from in the money stock options as of 12/31/09 using a market value of $1.79 for the Company’s common stock.

Mr. Garr’s agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with Karl Johe, Ph.D.

We have a written employment agreement with Mr. Johe, our Chief Scientific Officer. Pursuant to the agreement, as in effective, Mr. Johe is entitled to an annual salary of $422,100 paid semi-monthly.  In additional, the agreement provides for certain performance bonuses as determined from time to time by our Compensation Committee.  Mr. Johe’s employment agreement also provides for a $500 monthly automobile allowance and the reimbursement of reasonable business expenses. The term of the agreement is until October 31, 2012.

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

Officer	Termination Date	Salary(1)	Auto (2)	Accelerated Vesting of Options(3)	Total

Karl Johe, Ph.D
	12/31/09	$1,195,950	$17,000	$1,548,000	$2,760,950
	03/31/10	$1,090,425	$15,500	$1,548,000	$2,653,425
	6/30/10	$1,000,000	—	$1,548,000	$2,548,000
	After 7/1/10	$1,000,000	—	$1,548,000	$2,548,000

(1)	Assumes an annual salary of $422,100. Does not include annual bonus or salary increase.
(2)	Executive is entitled to a $500 per month automobile allowance.
(3)	Derived from in the money stock options as of 12/31/09 using a market value of $1.79 for the Company’s common stock.

Mr. Johe’s agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with John Conron.

We have a written employment agreement with Mr. Conron, our Chief Financial Officer.   Pursuant to the agreement, as in effect, Mr. Conron is entitled to an annual salary of $225,000.  In addition, the agreement provides for certain performance bonuses as determined from time to time by our Compensation Committee.    Mr. Conron’s employment agreement also provides for a $500 monthly automobile allowance.

Employment Arrangement with Thomas Hazel

We have a written employee agreement with Mr. Hazel, our Senior Vice President of Research.   We pay Mr. Hazel an annual salary of $180,000 in connection with his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options; stock that has not vested; equity incentive; and awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year ending December 31, 2009.

Name (a)		Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un- earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

I. Richard Garr	(1)	1,200,000	0		$0.50	7/28/15
	(2)	700,000	1,400,000		$3.66	1/1/18

Karl Johe (3)	(4)	1,200,000	0		$0.50	7/28/15
	(5)		333,333		$3.01	10/31/15
	(6)	700,000	1,400,000		$3.66	1/1/18

John Conron	(7)	100,000			$3.15	4/1/15
	(8)	50,000			$2.60	4/1/18
	(9)	333,333	666,667		$2.60	4/1/18

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

Director Compensation

The following table summarizes the compensation for our board of directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Oldaker
Independent Director(1)	20,000		$10,959				$30,959
Audit Committee(2)	5,000		$2,740				$7,740
Compensation Committee(2)	5,000		$2,740				$7,740
Nomination Committee(2)	5,000		$2,740				$7,740

Scott Ogilvie
Independent Director(1)	20,000		$10,959				$30,959
Audit Committee(2)	5,000		$2,740				$7,740
Compensation Committee(2)	5,000		$2,740				$7,740
Nomination Committee(2)	5,000		$2,740				$7,740

(1)
On July 2, 2009, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker options to purchase 20,000 shares of our common stock.  The options were issued pursuant to our 2007 Stock Plan.  The exercise price per share is $1.17 and will expire 10 years from the date of grant.  The individual grants vest on July 2, 2010.

(2)
On July 2, 2009, pursuant to our adopted director compensation plan, we issued to each of Messrs Ogilvie and Oldaker, options to purchase 15.000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2007 Stock Plan. The exercise price per share is $1.17 and the options vest on July 2, 2010.

Director Compensation Plan

Our Compensation Committee has adopted a formal outside director compensation plan to assist us in attracting and retaining qualified directors.  Under our plan, each eligible director shall receive:

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

The exercise price for the options to be granted to the independent directors shall be the market price of the stock on each applicable grant date. The options shall expire 7 years from the grant date. The option will be granted pursuant to our 2005 Stock Plan, or as directed by the Board of Directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 9, 2010, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
I. Richard Garr	1,413,195	2,600,000	4,013,195	9.77%
Karl Johe, Ph.D	1,705,484	2,600,000	4,305,484	10.48%
Scott Ogilvie	—	121,250	121,250	* %
William Oldaker	79,300	181,250	260,550	* %
John Conron	51,364	816,666	868,030	2.11%
All directors and executive officers as a group (5 persons)	3,249,343	6,319,166	9,568,509	23.29%

*	Less than one percent.

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

Transactions with Related Persons, Promoters and Certain Control Persons

Summarized below are certain transactions and business relationships between Neuralstem and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2008 or which have been proposed since December 31, 2009.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report.

Information regarding the identification of each independent director is incorporated by reference from Item 10 of this Annual Report

On February 9, 2009, our compensation committee awarded Messrs Garr and Conron 2008 discretionary cash bonuses in the amount of $312,033 and $60,000, respectively.  Both individuals voluntarily agreed to defer such bonuses until such later date as our cash position increased.  On December 28, 2009, we requested that Messrs Garr and Conron exchange their respective obligations for restricted common shares in a private placement.  As a result of the exchange, Mr. Garr received 189,111 restricted shares and Mr. Conron received 36,364 restricted shares as payment in full of their respective obligations.   The purchase price per share was $1.65.  The transaction was unanimously approved by our audit committee as well as our disinterested board members.

Director Independence

Information regarding director independence required by this Item is incorporated by reference from Item. 10 of this Annual Report from the section entitled “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2009 and 2008 fiscal years:

Type of Fees	2009	2008
Audit Fees
Stegman & Company	$69,256	$66,426

Audit Related Fees	-	-

Tax Fees
Stegman & Company	6,000	6,000

All Other Fees
Total Fees	$75,256	$78,426

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Stegman & Company and has determined that the provision of such services to us during fiscal 2009 and in connection with the audit of our 2009 fiscal year financials is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Stegman & Company did not provide us with any services, other than those listed above.

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

NEURALSTEM, INC

Dated: March 30, 2010	By:	/S/ I Richard Garr
I Richard Garr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	March 30, 2010
I. Richard Garr	(Principal executive officer)

/s/ John Conron	Chief Financial Officer (Principal financial and accounting officer)	March 30, 2010
John Conron

/s/ Karl Johe	Chairman of the Board and Director	March 30, 2010
Karl Johe

/s/ William Oldaker	Director	March 30, 2010
William Oldaker

/s/ Scott Ogilvie	Director	March 30, 2010
Scott Ogilvie

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Private Placement Memorandum for March 2006 offering		SB-2	4.12	333-132923	6/21/06

4.05	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.06	Form of Series A Warrant ($1.50) issued in connection with the March 2006 offering		SB-2	4.14	333-132923	6/21/06

4.07	Form of Series B Warrant ($2.00) issued in connection with the March 2006 offering		SB-2	4.15	333-132923	6/21/06

4.08	Form of Subscription Agreement for March 2006 offering		SB-2	4.16	333-132923	7/26/06

4.09	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.10	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.11	Form of Registration Rights Agreement dated March 15, 2007		8-K	4.3	333-132923	3/16/07

4.12**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.13	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	333-132923	3/27/08

4.14	Form of Registration Rights Agreement entered into on February 19, 2008 between the Company and CJ CheilJedang Corporation		8-K	10.20	001-33672	2/25/08

4.15	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008		8-K	4.1	001-33672	12/18/08

4.16	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009		S-3/A	10.1	333-157079	02/3/09

4.17	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.18	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.19	Form of December 29, 2009 Securities Purchase Agreement	*

4.20	Form of Consultant Warrant Issued January 8, 2010	*

4.21	Form of Replacement Warrant Issued January 29, 2010	*

4.22	Form of Replacement Warrant Issued March of 2010	*

4.23	Form of employee and consultant option grant	*

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008		10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

23	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.