Form 10-Q
period 2010-03-31
Neuralstem, Inc.
filed 2010-05-17
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of April 13, 2010 there were 42,250,875 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents

			Page
PART I -		FINANCIAL INFORMATION

Item 1.		Financial Statements	2

		Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2

		Statements of Operations (Unaudited)
		Three months ended March 31, 2010 and 2009	3

		Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
		For the three months ended March 31, 2010	5

		Statements of Cash Flows (Unaudited)
		Three months ended March 31, 2010 and 2009	4

		Notes to Financial Statements (Unaudited)	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.		Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	T	Controls and Procedures	19

PART II -		OTHER INFORMATION

Item 1.		Legal Proceedings	20

Item 1A.		Risk Factors	20

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.		Defaults Upon Senior Securities	29

Item 4.		(Removed and Reserved).	29

Item 5.		Other Information	29

Item 6.		Exhibits	29

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,515,269	$2,309,774
Prepaid expenses	131,534	143,600

Total current assets	7,646,803	2,453,374

Property and equipment, net	202,005	196,755
Intangible assets, net	319,700	301,560
Other assets	49,410	55,716

Total assets	$8,217,918	$3,007,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$922,748	$791,607
Accrued bonus expense	774,741	769,215
Fair value of warrant obligations	1,497,863	-

Total current liabilities	3,195,352	1,560,822

LONG-TERM LIABILITIES

Fair value of warrant obligations	-	6,462,039

Total liabilities	3,195,352	8,022,861

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 42,250,875 and 35,743,831 shares outstanding in 2010 and 2009 respectively	422,509	357,438
Additional paid-in capital	78,933,849	62,193,937
Accumulated deficit	(74,333,792)	(67,566,831)
Total stockholders' equity (deficit)	5,022,566	(5,015,456)

Total liabilities and stockholders' equity (deficit)	$8,217,918	$3,007,405

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009

Revenues	$-	$-

Operating expenses:
Research and development costs	1,899,963	1,434,010
General, selling and administrative expenses	1,687,835	1,457,238
Depreciation and amortization	29,063	20,796
	3,616,861	2,912,044
Operating loss	(3,616,861)	(2,912,044)

Nonoperating (expense) income:
Interest income	5,811	2,264
Interest expense	(659)	-
Warrant issuance and modification expense	(1,906,800)	-
(Loss) gain from change in fair value of warrant obligations	(1,248,452)	3,815,458
	(3,150,100)	3,817,722

Net (loss) income attributable to common shareholders	$(6,766,961)	$905,678

Net (loss) income per share - basic	$(0.18)	$0.03
Net (loss) income per share - diluted	$(0.18)	0.03

Weighted average common shares outstanding - basic	38,539,226	33,751,300
Weighted average common shares outstanding - diluted	38,539,226	35,643,178

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March31,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(6,766,961)	$905,678
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	29,063	20,796
Share based compensation expenses	1,300,884	1,198,704
Warrant issuance and modification expense	1,906,800	-
Loss/(gain) from change in fair value of warrant obligations	1,248,452	(3,815,458)

Changes in operating assets and liabilities:
Prepaid expenses	12,066	36,860
Other assets	6,307	(8,500)
Accounts payable and accrued expenses	130,887	202,262
Accrued bonus expenses	5,526	162,692
Net cash used in operating activities	(2,126,976)	(1,296,966)

Cash flows from investing activities:
Acquisition of intangible assets	(29,207)	(33,948)
Purchase of property and equipment	(23,247)	(5,257)
Net cash used in investing activities	(52,454)	(39,205)

Cash flows From financing activities:
Issuance of common stock from warrants exercised	7,384,925	-
Net cash provided by financing activities	7,384,925	-

Net increase (decrease)in cash	5,205,495	(1,336,171)

Cash and cash equivalents, beginning of period	2,309,774	4,903,279

Cash and cash equivalents, end of period	$7,515,269	$3,567,108

Supplemental disclosure of cash flows information:
Cash paid for interest	$659	$-
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	6,212,374	-

Neuralstem, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from January 1, 2010 through March 31, 2010
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2010	35,743,831	$357,438	$62,193,937	$(67,566,831)	$(5,015,456)

Share based payments			1,300,884		1,300,884

Issuance of common stock from warrants exercised ($1.25 and $1.10 per share), net of issuance costs of $631,579.	6,507,044	65,071	7,319,854		7,384,925

Warrant issuances and modifications			8,094,503		8,094,503

Extinguishment of fair value of warrant obligations from warrant expiration			24,671		24,671

Net loss				(6,766,961)	(6,766,961)
Balance at March 31, 2010	42,250,875	$422,509	$78,933,849	$(74,333,792)	$5,022,566

NEURALSTEM, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Loss or Income per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. For the three months ended March 31, 2010, all of the Company’s options and warrants, which are common stock equivalents, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.  For the three months ended March 31, 2009, 6,500,659 options and 4,212,000 warrants have been excluded from the calculation for the same reason.

	For The Three Months
	Ended March 31,
	2010	2009
Basic:

Net (loss) income attributable to common shareholders	$(6,766,961)	$905,678
Weighted average common shares outstanding	38,539,226	33,751,300
Basic earnings per common share	$(0.18)	$0.03

Diluted:

Net income (loss) attributable to common shareholders	$(6,766,961)	$905,678
Weighted average common shares outstanding	38,539,226	33,751,300
Dilutive effect of stock options and warrants	-	1,891,878
Weighted average common shares outstanding - diluted	38,539,226	35,643,178
Diluted earnings per common share	$(0.18)	$0.03

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

We granted no options during the three months ended March 31, 2010.  We granted 196,000 options in the similar period ended March 31, 2009. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $1,300,884 and $1,198,704 in share-based compensation expense during the three months ended March 31, 2010 and 2009, respectively, from the vesting of stock options or warrants.

A summary of stock option activity during the three months ended March 31, 2010 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	9,070,659	$2.52	7.2	$-

Granted	-	-	-	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2010	9,070,659	$2.52	7.0	$4,041,800

Exercisable at March 31, 2010	5,083,159	$1.88	6.4	$3,961,200

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended Mar. 31,
	2010	2009

Research and development costs	$836,196	$740,201
General, selling and administrative expenses	464,688	458,503
Total	$1,300,884	$1,198,704

Warrants to purchase common stock were issued to certain officers, directors, stockholders and consultants.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2010	15,295,257	$1.82	2.0	-

Granted	4,526,405	2.06	5.0	276,000
Exercised	(6,507,044)	1.23	-	-
Forfeited	(25,355)	1.25	-	-

Outstanding at March 31, 2010	13,289,263	$2.19	3.7	1,977,484

Exercisable at March 31, 2010	10,269,263	$1.95	2.9	1,977,484

Effective January 1, 2009 we adopted the provisions of recent accounting guidance, described below.  As a result of adopting this guidance, 8,547,762 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have the following characteristics:

	Strike	Date	Date	Warrants
	Price	of Issue	of Expiration	Outstanding
Series A & B Warrants	$1.25	February-06	February-11	4,359,605
Series A & B Warrants, Placement Agent	$1.10	February-06	February-11	782,005
Series C Warrants	$1.25	October-07	October-12	1,227,000
Series C Warrants, Placement Agent	$1.25	March-07	March-12	294,480
Series C Warrants, anti-dilution awards	$1.25	December-08	October-12	1,472,400
Series C Warrants, Placement Agent, anti-dilution awards	$1.25	December-08	March-12	412,272

Total warrants no longer accounted for as equity at January 1, 2009				8,547,762

 As such, effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  In the first quarter of 2010, 6,532,399 of the common stock purchase warrants were exercised or forfeited.  The fair value of the remaining warrants increased, due to a higher stock price, resulting in a $1,248,452 expense for the three months ended March 31, 2010.

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

	March 31,	March 31,
	2010	2009

Annual dividend yield	-	-
Expected life (years)	0.46	1.25-2.75
Risk free interest rate	0.24%	0.40%
Expected volatility	61%	86%

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

Warrant Issuance and Modification Expense

In February 2010 we extended the lives of warrants for 706,752 shares of common stock with a strike price of $1.25 for two years.  The warrants had been issued earlier in exchange for extinguishment of debt.  The warrants were due to expire in March 2012.  As a result of the term change, we recorded a Warrant Modification Expense charge of $171,531for the three months ended March 31, 2010.  In addition, as a fulfillment of agreements with certain vendors, 3,881,005 warrants were reissued in January and March 2010 to replace warrants that had been exercised during the period.  As a result of the reissue of these warrants, the Company recognized a Warrant Modification Expense charge of $1,735,269.  The total expense for the first quarter 2010 was $1,906,800.

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

In June 2009, the FASB issued SFAS 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles “a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are  nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.

3.  Fair Value

 In September 2006, the FASB issued accounting guidance related to fair value measurements and related disclosures.  This guidance establishes a standard framework for measuring fair value in generally accepted accounting principles, clarifies the definition of "fair value" within that framework, and expands disclosures about the use of fair value measurements. We adopted this guidance in the first quarter of 2008 with regard to all financial assets and liabilities in our financial statements going forward.  However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  We adopted these remaining provisions on January 1, 2009.  The adoption of this accounting guidance had no material impact on our financial statements.

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

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Our warranty obligations are considered Level 3 items.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at March 31, 2010 using
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash and cash equivalents	$7,515,269	$7,515,269	$-	$-

Liabilities:
Fair value of warrant obligations	1,497,863	-	-	1,497,863

Three months ended March 31, 2010

Fair value of warrant obligations at beginning of period	$6,462,039

Extinguishment through warrant exercises and modifications	(6,212,374)

Extinguishment through warrant expirations	(254)

Net loss for change in fair value, included in the statement of operations for period	1,248,452

Fair value of warrant obligations at March 31, 2010	$1,497,863

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity (Deficit)

In the first three months ended March 31, 2010, various warrant holders exercised 6,507,044 warrants at $1.25 per warrant increasing equity by approximately $7.38 million, net of $636,371 in related financing costs.  The exercise of these warrants reduced the Company’s derivative liability and increased equity by $5,480,096.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial statements and results of operations for the three month period ended March 31, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained herein should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

In this Report we make a number of statements, referred to as “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe,” “expect,” “seek,” “estimate,” “anticipate,” “intend,” “plan,” “budget,” “project,” “may likely result,” “may be,” “may continue”  and other similar expressions.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops, and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for our proposed products if they are developed;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors.”

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2010.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the first quarter of 2010 to 2009.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” and “Trends & Outlook” section (see also “Risk Factors” in Part II, Item 1A of this Quarterly Report). Our actual results may differ materially.

Overview

We are focused on the development and commercialization of treatments based on transplanting human neural stem cells and small molecule compounds.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license four (4) issued patents and twelve (12) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provides a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

Regenerative medicine is a young and emerging field. Regenerative Medicine is the process of creating living, functional tissues to repair or replace tissue or organ function lost due to age, disease, damage, or congenital defects. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities, to advance our technologies. In addition, we are pursuing strategic collaborations with members of academia. We are headquartered in Rockville, Maryland.

In addition to our core tissue based technology, we have begun developing neurogenic and neuroprotective Small-Molecule compounds.  The patent, covering what we believe to be a new class of drug, was issued on June 10, 2009.

Technology

Stem Cells

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. Our two issued core patents entitled: (i)  Isolation, Propagation, and Directed Differentiation of Stem Cells from Embryonic and Adult Central Nervous System of Mammals; and (ii)  In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multipotential CNS Stem Cell  contain claims which cover the process of deriving the cells as well as the cells created from this process.

What differentiates our stem cell technology from others is that our patented processes do not require us to direct our cells towards a certain fate by adding specific growth factors. Our cells actually “become” the type of cell they are fated to be. This process and the resulting cells comprise a technology platform that allows for the efficient isolation and production, in commercially reasonable quantities, of neural stem cells from the human brain and spinal cord.

To date we have focused our efforts on applications involving spinal cord stem cells. We have completed preclinical efficacy and safety studies on these cells sufficient to gain United States Food and Drug Administration (“FDA”) approval for human clinical trials. We believe we have established “proof of principle” for two important spinal cord applications: ALS, or Lou Gehrig’s disease, and Ischemic Spastic Paraplegia (a painful form of spasticity that may arise as a complication of surgery to repair aortic aneurysms). In anticipation of our Phase I trials, we have created spinal cord cell banks using Good Manufacturing Practice (GMP).

Small-molecule Compounds

We have performed tests on cultured neural stem cells as well as in animals models in order to validate the performance of small molecule compounds for hippocampal neurogenesis. To date, we have contracted for the manufacturing of small batches of the compound.  We have also contracted for a production run using GMP methods which will be large enough to complete safety testing and Phase I clinical trials.  We expect to file an Investigational New Drug Application (“IND”) to commence human safety trials of our lead small molecule compound to treat major depression in early 2011.

 In June of 2009, we received a notice of allowance from the U.S. Patent and Trademark Office (“USPTO”) for a patent covering these  compounds.  Patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” claims four chemical entities and any pharmaceutical composition including them.

Research

We have devoted substantial resources to our research programs in order to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for our therapeutic products. Our efforts to date have been directed at methods to identify, isolate and culture large varieties of stem cells of the human nervous system, and to develop therapies utilizing these stem cells. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collarboration with academic institutes.

Trends & Outlook

Revenue

 We had no revenue for the year ended December 31, 2009 and three month period ended March 31, 2010.  Our focus is now on initiating and successfully managing the clinical trial for ALS commenced earlier this year.  We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

Long-term, we anticipate our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

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

We expect that research and development expenses will increase in the future, as funding allows. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and preclinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 12 to 18 patients at an estimated cost of $130,000 per patient. The per- patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on. We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.

We will be working on proof of principle testing, dosing rationale, and the development of clinical protocols for our most promising indications. We intend to submit IND applications to the FDA for our most promising treatment candidates.  We expect to submit an IND application for the treatment of Spinal Cord Injury in 2010.

Small Molecule Compounds

We believe we have successfully demonstrated proof of principle to support advancement of our lead small molecule compound for the treatment of depression.  We have completed planning for toxicology, tumorigenicity, dosing rationale, and development of the clinical protocol. If the remaining preclinical testing results are successful, we will file an IND. We hope to begin clinical trials for this indication in early 2011.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to  clinical phase of development.

We anticipate that as a result of our outsource model, our G&A expenses related to our core business will increase at a slower rate than that of similar companies.

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

Revenue Recognition—We had no revenues for the year ended December 31, 2009 and the three months ended March 31, 2010 and 2009.  Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three months ended March 31, 2010 and 2009, no impairment losses were recognized.

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

Beginning in 2006, we adopted the guidance issued by the FASB related to share based payments.  This guidance requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  For the three months ended March 31, 2010 and 2009, we recognized stock-based compensation expense of $1,300,884 and $1,198,704 respectively.

RESULTS OF OPERATIONS

Result of Operations – First Quarter of 2010 Compared to First Quarter of 2009

	Three Months Ended March 31,
	2010	2009

Revenues	-	-
Operating expenses	$3,616,861	$2,912,044

Operating loss	(3,616,861)	(2,912,044)

Non-operating income (expense)	(3,150,100)	3,817,722

Net income (loss)	$(6,766,961)	$905,678

For the first quarter of 2010, the Company reported a net loss of $6,766,961, or $0.18 per share, compared to a net income of $905,678, or $0.03 per share, for the comparable 2009 period. The gain in 2009 was caused by a non-cash entry related to a change in the way we account for certain warrants offset in part by reductions in most other expense categories. The increase in net loss from year to year was due to gain in our warrant accounting for the first quarter in 2009 versus losses in the first quarter 2010, increases in non cash stock-based compensation expense, and increases in R&D and legal fees.

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the three months ended March 31, 2010 and 2009.  We do not anticipate any revenues for 2010.

Operating Expenses

Operating expenses totaled $3,616,861 and $2,912,044 for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
Operating Expenses
Research & development	$1,899,963	$1,434,010
General, selling & administrative expense	1,687,835	1,457,238
Depreciation and amortization	29,063	20,796
Total operating expense	$3,616,861	$2,912,044

Research and Development Expenses

Research and development expenses totaled $1,899,963 and $1,434,010 for the three months ended March 31, 2010 and 2009, respectively.  The increase of $465,953 or 33% for the three months ended March 31, 2010 compared to the comparable period in 2009 was primarily attributable to costs associated with the initiation of our clinical trials in January of 2010.

General and Administrative Expenses

G&A expenses totaled $1,687,835 and $1,457,238 for the three months ended March 31, 2010 and 2009, respectively.  The increase of $230,597 or 16% for the three months ended March 31, 2010 compared to the comparable period in 2009, was primarily attributable to increased legal expenses.

Depreciation and Amortization

Depreciation and amortization expenses totaled $29,063 and $20,796 for the three months ended March 31, 2010 and 2009, respectively.   The increase of $8,267 or 40% for the three months ended March 31, 2010 compared to the comparable period in 2009 was primarily attributable to fixed asset and patent filing fee additions over the quarter.

Nonoperating (expense) income

Nonoperating (expense) income totaled ($3,150,100) and $3,817,722 for the three months ended March 31, 2010 and 2009, respectively. The increase in nonoperating expense was due to expenses associated with the Company’s warrant accounting.

	Three Months Ended March 31,
	2010	2009

Nonoperating income:

Interest income	$5,811	$2,264
Interest expense	(659)	-
Warrant modification expense	(1,906,800)	-
(Loss) gain on change in fair value of warrants	(1,248,452)	3,815,458

Total nonoperating (loss) income	$(3,150,100)	$3,817,722

Interest income totaled $5,811 for the three months ended March 31, 2010 compared to $2,264 for the same period of 2009. The increase for the three months ended March 31, 2010 compared to the comparable period in 2009 was attributable to higher cash balances and slightly higher interest rates.

(Loss) gain from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the three months ended March 30, 2009, the fair value of these common stock purchase warrants decreased because of a decrease in the stock price, resulting in a gain for the quarter.  In the first quarter of 2010, ended March 31, 2010, the Company converted, redeemed or modified more than 70% of the warrants outstanding at the beginning of the year which had price protection features. These changes removed the price protection features.  These changes reduced the Company’s derivative liability from $6,462,039 at December 31, 2009 to $1,497,863 at March 31, 2010.  An increase in stock price resulted in an expense for the period of $1,248,452 on the remaining outstanding warrants.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. Our currently monthly cash burn rate is $600,000.   On December 18, 2008, we filed our first IND with the FDA.  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from March 31, 2010. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Three Months Ended March 31,
	2010	2009
Cash and cash equivalents	$7,515,269	$3,567,108

Net cash used in operating activities	$(2,126,976)	$(1,296,966)
Net cash used in investing activities	$(52,454)	$(39,205)
Net cash provided by financing activities	$7,384,925	$-

Total cash and cash equivalents was $7,515,269 and $3,567,108 on March 31, 2010 and 2009 respectively.  The increase in our cash and cash equivalents of $3,948,161 or 111% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to the exercise of outstanding warrants.

Net Cash Used in Operating Activities

We used $2,126,976 and $1,296,966 of cash in our operating activities for the three months ended March 31, 2010 and 2009, respectively.  The increase in our cash used of $830,011 or 64% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributed to the initiation of our clinical trials and increase in legal expenses..

Net Cash Used in Investing Activities

We used $52,454 and $39,205 of cash in connection with investment activities for the three months ended March 31, 2010 and 2009, respectively.  The increase in our use of cash of $13,248 or 34% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributed to the purchase of equipment in the first quarter, as well as additional patents work.

Net Cash Provided by Financing Activities

We raised $7,384,925 and $0 in net proceeds from the issuance of stock during the three months ended March, 31 2010 and 2009.

Listed below are key financing transactions entered into by us in the first quarter 2010:

•
On January 29, 2010, we received gross consideration of $1,000,000 as a result of the exercise of 800,000 $1.25 Series D warrant exercises. We issued the holder of the D warrants 400,000 additional warrants with an exercise price of $1.85 in conjunction with the exercise. The new warrants have a life of one year.

•	In February of 2010, we called our $1.25 Series B Warrants. Gross exercise proceeds totaled $2,492,345.

•	In the period January through March 2010, several Series A warrant holders exercised 231,763 warrants to purchase our common stock for $1.25 per share. Total gross proceeds were $289,704.

•
In March of 2010, holders of 2,699,400  Series C warrants exercised their option to purchase our common stock for 1.25 per share.  Gross proceeds totaled $3,374,250. We issued the holders of the exercised C Warrants 2,699,400 additional warrants with an exercise price of $2.13 and a life of 5 years in conjunction with the exercise.

•
The holder of 782,005 $1.10 placement agent warrants exercised them in March of 2010.  Gross consideration totaled  $860,205. We issued the holder of the exercised placement agent warrants 782,005 additional warrants with an exercise price of $2.13 and a life of 5 years in conjunction with the exercise.

Call of Series B Warrants

During the first quarter of 2006, we issued an aggregate of 2,019,231 Series B warrants in connection with a private placement of our securities. The Series B warrants contained a call provision allowing us to redeem the warrants for $.01 per warrant share, upon 30 days notice, provided the following two conditions were met:  (a) we receive approval of our IND, and (b) a registration statement covering the resale of the warrant shares shall be effective.  In September of 2009, we met the conditions of the call and as a result, we elected to exercise the call feature in February of 2010.  As a result, Series B warrant holders exercised their respective warrants which resulted in us issuing 1,993,876 common shares and receiving gross proceeds in the amount of $2,492,345.

Future Liquidity & Needs

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We have a shelf registration statement which was declared effective on September 29, 2008 and covers up to approximately $25,000,000 of our securities that could be available for financings. On December 18, 2008 and June 30, 2009, we filed Prospectus Supplements under which we sold securities with an aggregate market value pursuant to General Instruction I.B.6. of Form S-3, of $6,167,520.  Accordingly, depending on our market capitalization and other restrictions and conditions contained in General Instruction I.B.6.of Form S-3, we may be able to sell up to an additional $18,832,420 pursuant to our shelf registration statement.

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

ITEM 4. T	CONTROLS AND PROCEDURES.

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

As of the date of this Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

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

Since inception in 1996 and through March 31, 2010, we have raised $79,356,358 of capital and recorded accumulated losses totaling $74,333,792.   On March 31, 2010, we had a working capital surplus of $4,451,452 and stockholders’ equity of $5,022,566.  Our net losses for the two most recent fiscal years have been $10,364,363 and $11,830,798 for 2009 and 2008 respectively.  We had no revenues for the twelve months ended December 31, 2009 or the three months ended March 31, 2010.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of common stock and the exercise of investor warrants.  As of March 31, 2010, we had cash and cash equivalents on hand of $7,515,269.  Presently, we have a monthly cash burn rate of approximately $600,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   Additionally, on September 21, 2009, the FDA approved our IND application to commence Phase I trials for ALS. The first patient was dosed on January 21, 2010.  Accordingly, although we do not anticipate it, we may need additional capital in the event of unforeseen expenses associated with our clinical trials.

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

At present our ability to progress as a company is significantly dependent on a single product candidate for ALS which is in Phase I clinical trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to further develop our cellular technologies. Moreover, any material adverse occurrence in our first clinical trials could substantially impair our ability to initiate clinical trials to test our stem cell therapies in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

Our business relies on stem cell technologies that we may not be able to commercially develop.

We have concentrated the majority of our research on stem cell technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues. If we are unable to develop our technologies, we may never realize any revenue.

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

On September 21, 2009, we received approval from the FDA for our first IND application.  We commenced the trials on January 21, 2010 with the dosing of our first patient.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our operations could be materially harmed.

There are no assurances that we will be able to submit or obtain FDA approval of a biologics license application.

There can be no assurance that even  if the clinical trials of any potential product candidate are successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) to the FDA or that any BLA we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA with respect to any future product candidate, or if any BLA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and requires additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the facts that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community.  Even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares if you need money or otherwise desire to liquidate your investment.

We are currently being monitored by the NYSE AMEX with regard to listing qualifications.

Effective January 1, 2009, we adopted new guidance issued by FASB related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  As a result, we reclassified 8,547,762 of our issued and outstanding common stock purchase warrants from equity to liability status.  The adjustment also had the effect of reducing stockholder’s equity by $2.8 million.  Due to such adjustment, we no longer met the continued listing requirements of the NYSE Amex LLC's ("NYSE Amex") with regard to stockholders (deficit) equity.   On June 4, 2009, we received notification from the NYSE AMEX that we were not in compliance with continued listing requirements contained in Section 1003(i) of the NYSE AMEX company guide.   In order to maintain our listing on the NYSE AMEX, we submitted a plan detailing how we intended to regain compliance.  On July 6, 2009, we submitted our plan.  On August 18, 2009, the NYSE AMEX notified us that it would continue listing our common shares subject certain conditions being met, provided our compliance with our plan until December 6, 2010 (“Plan Period”).

On February 16, 2010 we received a letter from the NYSE Amex informing us that we had resolved the continued listing deficiencies referenced in the NYSE Amex letters dated June 4, 2009 and August 18, 2009. The Exchange said that while we remain noncompliant with the stockholders' equity requirements under Section 1003 of the NYSE Amex Company Guide, the Exchange staff has determined that we complied with the alternative listing standards in Section 1003, including the requirement for $50,000,000 million in market capitalization. The Exchange will continue to monitor our compliance with the continued listing standards in Section 1003 of the NYSE Amex Company Guide. As provided in Section 1009(f) of the NYSE Amex Company Guide.  If we are able to demonstrate compliance with the continued listing standards for a period of two consecutive quarters ending June 30, 2010, the Exchange staff will deem the Plan Period over. However, if we cannot demonstrate compliance over the next two quarters, the Plan Period will remain open and Exchange staff will continue to monitor us throughout the end of the Plan Period, which is December 6, 2010. At any time during the Plan Period, the Exchange staff may initiate delisting proceedings based on its evaluation of the Company.  In the event we do not comply with all continued listing standards as of December 6, 2010, the Exchange staff will promptly initiate delisting procedures.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2010, we have issued and outstanding 42,250,875 common shares, 22,385,277 common shares reserved for issuance upon the exercise of current outstanding options and warrants, 319,341 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, and 534,525 shares reserved for issuance of grants under our 2007 stock plan. Accordingly, we will be entitled to issue up to 84,509,982 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

•
In March of 2010, in connection with the exercise of 2,699,400 Series C Warrants, we issued the prior warrant holders an aggregate of 2,699,400 replacement warrants.  As a result of the exercise, we received gross proceeds in the amount of $3,374,250.   The replacement warrant is substantially the same as the prior Series C warrants except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; (iii) is callable by the company in the event our common stock trades above $5.00 and certain other conditions are met, and (iv) the replacement warrants do not provide for any anti-dilution rights.

•
In March of 2010, in connection with the exercise of 782,005 placement agent warrants, we issued T.R. Winston & Company, LLC, a replacement warrant to purchase 782,005.   As a result of the exercise, we received gross proceeds in the amount of $860,205.  The replacement warrant is substantially the same as the prior warrants issued to our Series C Warrant holders except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; and (iii) the replacement warrants do not provide for any anti-dilution rights.

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

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 14, 2010	/s/ I. Richard Garr
Chief Executive Officer
Chief Executive Officer and

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Private Placement Memorandum for March 2006 offering		SB-2	4.12	333-132923	6/21/06

4.05	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.06	Form of Series A Warrant ($1.50) issued in connection with the March 2006 offering		SB-2	4.14	333-132923	6/21/06

4.07	Form of Series B Warrant ($2.00) issued in connection with the March 2006 offering		SB-2	4.15	333-132923	6/21/06

4.08	Form of Subscription Agreement for March 2006 offering		SB-2	4.16	333-132923	7/26/06

4.09	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.10	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.11	Form of Registration Rights Agreement dated March 15, 2007		8-K	4.3	333-132923	3/16/07

4.12**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.13	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007	10-KSB	4.22	333-132923	3/27/08

4.14	Form of Registration Rights Agreement entered into on February 19, 2008 between the Company and CJ CheilJedang Corporation	8-K	10.20	001-33672	2/25/08

4.15	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008	8-K	4.1	001-33672	12/18/08

4.16	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009	S-3/A	10.1	333-157079	02/3/09

4.17	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.18	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.19	Form of December 29, 2009 Securities Purchase Agreement	10-K	4.19	001-33672	3/31/10

4.20	Form of Consultant Warrant Issued January 8, 2010	10-K	4.20	001-33672	3/31/10

4.21	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.22	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.23	Form of employee and consultant option grant	10-K	4.23	001-33672	3/31/10

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

14.01	Neuralstem Code of Ethics	SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007	8-K	14.2	333-132923	6/6/07

23	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.