Form 10-Q
period 2010-06-30
Neuralstem, Inc.
filed 2010-08-16
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 21, 2010 there were 46,008,024 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,025,745	$2,309,774
Prepaid expenses	272,613	143,600

Total current assets	14,298,358	2,453,374

Property and equipment, net	187,113	196,755
Intangible assets, net	370,421	301,560
Other assets	49,409	55,716

Total assets	$14,905,301	$3,007,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,144,916	$791,607
Accrued bonus expense	588,338	769,215
Fair value of warrant obligations	2,189,064	-

Total current liabilities	3,922,318	1,560,822

LONG-TERM LIABILITIES

Fair value of warrant obligations	-	6,462,039

Total liabilities	3,922,318	8,022,861

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 46,008,024 and 35,743,831 shares outstanding in 2010 and 2009 respectively	460,080	357,438
Additional paid-in capital	89,808,035	62,193,937
Accumulated deficit	(79,285,132)	(67,566,831)
Total stockholders' equity (deficit)	10,982,983	(5,015,456)

Total liabilities and stockholders' equity (deficit)	$14,905,301	$3,007,405

See accompanying notes.

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development costs	2,613,676	1,452,793	4,513,640	2,886,802
General, selling and administrative expenses	1,550,814	1,249,947	3,238,649	2,707,186
Depreciation and amortization	30,601	21,424	59,663	42,220
	4,195,091	2,724,164	7,811,952	5,636,208
Operating loss	(4,195,091)	(2,724,164)	(7,811,952)	(5,636,208)

Nonoperating (expense) income:
Interest income	9,653	8,516	15,463	10,780
Interest expense	(1,462)	-	(2,120)	-
Warrant issuance and modification expense	-	-	(1,906,800)	-
(Loss) gain from change in fair value of warrant obligations	(764,440)	(473,799)	(2,012,892)	3,341,659
	(756,249)	(465,283)	(3,906,349)	3,352,439

Net loss attributable to common shareholders	$(4,951,340)	$(3,189,447)	$(11,718,301)	$(2,283,769)

Net loss per share – basic and diluted	$(0.12)	$(0.09)	$(0.29)	$(0.07)

Weighted average common shares outstanding – basic	42,450,338	33,760,091	40,505,586	33,755,720

See accompanying notes.

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(11,718,301)	$(2,283,769)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59,663	42,220
Share based compensation expenses	2,630,742	2,348,656
Warrant issuance and modification expense	1,906,800	-
Loss/(gain) from change in fair value of warrant obligations	2,012,893	(3,341,659)

Changes in operating assets and liabilities:
Prepaid expenses	50,988	75,475
Other assets	6,307	(5,500)
Accounts payable and accrued expenses	353,055	258,993
Accrued bonus expenses	(180,877)	377,308
Net cash used in operating activities	(4,878,730)	(2,528,276)

Cash flows from investing activities:
Acquisition of intangible assets	(92,493)	(51,692)
Purchase of property and equipment	(26,391)	(8,380)
Net cash used in investing activities	(118,884)	(60,072)

Cash flows From financing activities:
Issuance of common stock from warrants exercised	7,442,066	903,391
Issuance of common stock from private placement	9,271,519	-
Net cash provided by financing activities	16,713,585	903,391

Net increase (decrease)in cash and cash equivalents	11,715,971	(1,684,958)

Cash and cash equivalents, beginning of period	2,309,774	4,903,279

Cash and cash equivalents, end of period	$14,025,745	$3,218,321

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,462	$-
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	(6,285,613)	-
Payment of services through common stock issuance	(240,000)	-

See accompanying notes.

Neuralstem, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)EQUITY
For the period from January 1, 2010 through June 30, 2010
(Unaudited)

					Total
	Common	Common	Additional		Stockholders'
	Stock	Stock	Paid-In	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2010	35,743,831	$357,438	$62,193,937	$(67,566,831)	$(5,015,456)

Share based payments			2,570,742		2,570,742
Issuance of common stock through Private Placement ($2.80 per share), net of financing costs of $728,501.	3,571,436	35,714	9,235,805		9,271,519
Issuance of common stock for prepaid consulting services.	140,000	1,400	238,600		240,000
Issuance of common stock from warrants exercised ($1.25 and $1.10 per share), net of issuance costs of $631,575.	6,552,757	65,528	7,376,538		7,442,066
Warrant issuances and modifications			8,167,742		8,167,742
Extinguishment of fair value of warrant obligations from warrant expiration			24,671		24,671
Net loss				(11,718,301)	(11,718,301)
Balance at June 30, 2010	46,008,024	$460,080	$89,808,035	$(79,285,132)	$10,982,983

See accompanying notes.

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

The Company's business currently does not generate cash. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development and clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations into the third quarter of 2011.

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

Loss per Common Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.

	For The Six Months
	Ended June 30,
	2010	2009

Net loss attributable to common shareholders	$(11,718,301)	$(2,283,769)
Weighted average common shares outstanding	40,505,586	33,755,720
Basic and diluted loss per common share	$(0.29)	$(0.07)

Share Based Payments

We have granted stock-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, warrants, or stock options.  Our stock options and warrants have lives of up to ten years. The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

We granted 145,000 options during the six months ended June 30, 2010.  We granted 246,000 options in the similar period ended June 30, 2009. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $2,630,742 and $2,348,656 in share-based compensation expense during the six months ended June 30, 2010 and 2009, respectively.  Included in the expense for the six months ended June 30, 2010, is $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock.

A summary of stock option activity during the six months ended June 30, 2010 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	9,070,659	$2.52	7.0	$-

Granted	145,000	2.40	5.9	$14,500
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2010	9,215,659	$2.52	6.7	$5,437,800

Exercisable at June 30, 2010	6,983,992	$2.28	6.5	$5,328,350

Share-based compensation expense included in the statements of operations for the three months and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009

Research and development costs	$703,299	$740,201
General, selling and administrative expenses	626,559	409,751
Total	$1,329,858	$1,149,952

	Six Months Ended June 30,
	2010	2009

Research and development costs	$1,539,495	$1,480,402
General, selling and administrative expenses	1,091,247	868,254
Total	$2,630,742	$2,348,656

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	15,295,257	$1.82	2.0	-

Granted	7,509,983	2.55	4.2	1,969,120
Exercised	(6,552,757)	1.23	-	-
Forfeited	(25,355)	1.25	-	-

Outstanding at June 30, 2010	16,227,128	$2.40	3.5	4,634,720

Exercisable at June 30, 2010	12,977,127	$2.24	2.9	4,634,720

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

 As such, effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  In the first six months of 2010, 6,484,864 of the common stock purchase warrants were exercised or forfeited.  The fair value of the remaining warrants increased, due to a higher stock price, resulting in a $2,102,892 expense for the six months ended June 30, 2010.

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

	June 30,	June 30,
	2010	2009

Annual dividend yield	-	-
Expected life (years)	0.33	.75-2.25
Risk free interest rate	0.18%	0.56-1.11%
Expected volatility	61%	82-115%

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

Warrant Issuance and Modification Expense

In February 2010 we extended the lives of warrants for 706,752 shares of common stock with a strike price of $1.25 for two years.  The warrants had been issued earlier in exchange for extinguishment of debt.  The warrants were due to expire in March 2012.  As a result of the term change, we recorded a Warrant Issuance Modification Expense charge of $171,531for the six months ended June 30, 2010.  In addition, as a fulfillment of agreements with certain vendors, 3,881,005 warrants were reissued in January and March 2010 to replace warrants that had been exercised during the period.  As a result of the reissue of these warrants, the Company recognized a Warrant Modification Expense charge of $1,735,269.  The total expense for the six months ended June 30, 2010 was $1,906,800.

Significant New Accounting Pronouncements

The following accounting pronouncements, if implemented, would have no effect on the financial statements of the company.

ASU 2010-01, “Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash.”
ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  ASU 2010-01 had no impact on our financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  Adoption of ASU 2010-06 had no impact on our financial statements.

Note 3.  Fair Value

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements at June 30, 2010 using
		June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
	Cash and cash equivalents	$14,025,745	$14,025,745	$-	$-

Liabilities:
	Fair value of warrant obligations	2,189,064	-	-	2,189,064

	Three months ended June 30, 2010	Six months ended June 30, 2010

Fair value of warrant obligations at beginning of period	$1,497,863	$6,462,039

Extinguishment through warrant exercises and modifications	(73,239)	(6,285,613)

Extinguishment through warrant expirations		(254)

Net loss (gain) for change in fair value included in the statement of operations for period	764,440	2,012,892

Fair value of warrant obligations at end of period	$2,189,064	$2,189,064

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity (Deficit)

During the first six months ended June 30, 2010, various warrant holders exercised 6,552,757 warrants at $1.25 and $1.10 per warrant increasing equity by approximately $7.44 million, net of $631,575 in related financing costs.  The exercise of these warrants reduced the Company’s derivative liability and increased equity by $5,537,237.

The Company also completed a private placement of 3,571,436 common shares at $2.80 per share increasing equity in the amount of $10,000,020, at June 30, 2010, less $728,501 in related placement and closing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops, and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for our proposed products if they are developed;

•	the accuracy of our estimates and projections;

•	our ability to secure additional financing to fund our short-term and long-term financial needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors.”

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A of this Report, under the caption “Risk Factors”, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview -- Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Trends & Outlook -- Discussion of what we view as the overall trends affecting our business and the strategy for 2010.

•	Critical Accounting Policies-- Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations-- Analysis of our financial results comparing the three and six months ended June 30, 2010 to the comparable periods of 2009.

•	Liquidity and Capital Resources-- An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license four (4) issued patents and twelve (12) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Clinical Trial

On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”). On September 21, 2009, the FDA approved our IND.  The first patient in our study was dosed on January 21, 2010 at Emory University in Atlanta Georgia.     In May we announced that, after reviewing the safety data from the first cohort of three patients, the Safety Monitoring Board has approved moving to the next cohort and transplantation of the fourth patient. The first cohort of patients received five injections of the Company's spinal cord stem cells on one side of the spinal cord. The second cohort of three patients will receive ten injections, five on each side of the cord.

The trial will ultimately consist of up to 18 ALS patients, who will be examined at regular intervals post-surgery, with final review of the data to come six months after the last patient is treated.  To date, we have begun the treatment of 5 patients.  It is still too early in the trials to make any determination as to its level of success, if any.

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

To date we have focused our efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” for two important spinal cord applications: ALS, or Lou Gehrig’s disease, and Ischemic Spastic Paraplegia (a painful form of spasticity that may arise as a complication of surgery to repair aortic aneurysms). Of these applications, we have commenced Phase I trials with regard to ALS.

We intend to treat both chronic and acute spinal cord injury with the same spinal cord stem cells, utilizing the same injection devices we are using for ALS.  The treatment for spinal cord injury will, however, likely only involve a few injections as opposed to the fifteen injection dosage that is ultimately planned for the ALS trial.  We, therefore, add to our knowledge about the surgical route of entry for both the ALS patients and the spinal cord injury patients with each patient we treat in the ALS trial.  We expect to file an Investigational New Drug application with the FDA this year to begin a Phase I clinical trial for Chronic Spinal Cord Injury, in what will most likely be a multi-site study in the U.S.

Small-molecule Compounds

We have performed tests on cultured neural stem cells as well as in animal models in order to validate the performance of small molecule compounds for hippocampal neurogenesis. As a result of those tests, we feel that our small molecule compound may have an application with regard to the treatment of depression.  We expect to file an IND to commence human safety trials of our lead small molecule compound to treat major depression in early 2011.  In anticipation of filing the IND, we have contracted for a production run of our compound using Good Manufacturing Practice (“GMP”) methods which will be large enough to complete safety testing and Phase I clinical trials.

 In June of 2009, we received a notice of allowance from the U.S. Patent and Trademark Office (“USPTO”) for a patent covering these compounds.  Patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” claims four chemical entities and any pharmaceutical composition including them.

Research

We have devoted substantial resources to our research programs in order to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for our therapeutic products. Our efforts to date have been directed at methods to identify, isolate and culture large varieties of stem cells of the human nervous system, and to develop therapies utilizing these stem cells. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

Operating Strategy

We employ an outsourcing strategy where we outsource all of our Good Laboratory Practices (“GLP”) preclinical development activities and GMP manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”) as well as all non critical corporate functions.  Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices.  This outsource model allows us to better manage cash on hand and eliminates non-vital expenditures.  It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by our competitors.

Employees

As of June 30, 2010, we had 9 full-time employees and 11 full time independent contractors.  Of these employees, 4 work on research and development and 5 in administration. We also use the services of numerous outside consultants in business and scientific matters.

Trends & Outlook

Revenue

 We had no revenue for the year ended December 31, 2009 and three and six month periods ended June 30, 2010.  Our focus is now on initiating and successfully managing the clinical trial for ALS commenced earlier this year.  We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

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

We have also begun the process of forming a wholly owned subsidiary in the People’s Republic of China.  We anticipate the formation will be complete during the third quarter of 2010.  This subsidiary will primarily conduct research with regard to stem cells.

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 12 to 18 patients at an estimated cost of $130,000 per patient. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on. We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.  To date, we have enrolled and begun treatment on 5 patients.

In addition to our Phase I trials, we will continue working on proof of principle testing, dosing rationale, and the development of clinical protocols for our most promising indications. We intend to submit IND applications to the FDA for our most promising treatment candidates.  We expect to submit an IND application for the treatment of Spinal Cord Injury in 2010.  It is still too early to determine the costs and expenses associated with such trial in the event our IND is approved by the FDA.

Small Molecule Compounds

We believe we have successfully demonstrated proof of principle to support advancement of our lead small molecule compound for the treatment of depression.  We have completed planning for toxicology, tumorigenicity, dosing rationale, and development of the clinical protocol. If the remaining preclinical testing results are successful, we will file an IND. We hope to begin clinical trials for this indication in early 2011. It is still too early to determine the costs and expenses associated with such trial in the event our IND is approved by the FDA.

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

Revenue Recognition—We had no revenues for the year ended December 31, 2009 and the three and six months ended June 30, 2010 and 2009.  Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and six months ended June 30, 2010 and 2009, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Second Quarter of 2010 Compared to the Second Quarter of 2009

	Three Months Ended June 30,
	2010	2009

Revenues	$-	$-
Operating expenses	4,195,091	2,724,164

Operating loss	(4,195,091)	(2,724,164)

Non-operating (expense)	(756,249)	(465,283)

Net loss	$(4,951,340)	$(3,189,447)

For the second quarter of 2010, the Company reported a net loss of $4,951,340, or $0.12 per share, compared to a net loss of $3,189,447, or $0.09 per share, for the three month period ended June 30, 2010 and 2009, respectively.  The increase in net loss from year to year was due to increases in non cash stock-based compensation expense, and increases in R&D and legal fees.

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the three months ended June 30, 2010 and 2009.  We do not anticipate any revenues for 2010.

Operating Expenses

Operating expenses totaled $4,195,091 and $2,724,164 for the three months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010	2009
Operating Expenses:
Research & development	$2,613,676	$1,452,793
General, selling & administrative expense	1,550,814	1,249,947
Depreciation and amortization	30,601	21,424
Total expense	$4,195,091	$2,724,164

Research and Development Expenses

Research and development expenses totaled $2,613,676 and $1,452,793 for the three months ended June 30, 2010 and 2009, respectively.  The increase of $1,160,883 or 80% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to costs associated with the continuing ALS clinical trials initiated in January of 2010.

General and Administrative Expenses

G&A expenses totaled $1,550,814 and $1,249,947 for the three months ended June 30, 2010 and 2009, respectively.  The increase of $300,867 or 24% for the three months ended June 30, 2010 compared to the same period in 2009, was primarily attributable to increased legal expenses and increased share based expenses.

Depreciation and Amortization

Depreciation and amortization expenses totaled $30,601 and $21,424 for the three months ended June 30, 2010 and 2009, respectively.   The increase of $9,177 or 43% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to fixed asset and patent filing fee additions over the quarter.

Nonoperating (expense) income

Nonoperating expense totaled $756,249 and $465,283 for the three months ended June 30, 2010 and 2009, respectively. The increase in nonoperating expense was due to expenses associated with the Company’s warrant accounting.

	Three Months Ended June 30,
	2010	2009
Nonoperating (expense) income:
Interest income	$9,653	$8,516
Interest expense	(1,462)	-
Warrant issuance and modification expense	-	-
Loss on change in fair value of warrant obligations	(764,440)	(473,799)

Total nonoperating (expense)	$(756,249)	$(465,283)

Interest income totaled $9,653 and $8,516 for the three months ended June 30, 2010 and 2009 respectively.  The increase for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to higher cash balances and slightly higher interest rates.

(Loss) gain from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the three months ended June 30, 2009, the fair value of these common stock purchase warrants decreased/increased because of a decrease/increase in the stock price, resulting in a gain for the quarter.  In the second quarter of 2010, ended June 30, 2010, we redeemed 45,713 of the warrants outstanding at the beginning of the period which had price protection features. These changes removed the price protection features.  These changes reduced our derivative liability by $73,239 at June 30, 2010.  An increase in stock price resulted in an expense for the three month period of $764,440 on the remaining outstanding warrants, and a liability of $2,189,064 for the Company at June 30, 2010.

First Half of 2010 Compared to the First Half Quarter of 2009

	Six Months Ended June 30,
	2010	2009

Revenues	$-	$-
Operating expenses	7,811,952	5,636,208

Operating loss	(7,811,952)	(5,636,208)

Non-operating income (expense)	(3,906,349)	3,352,439

Net income (loss)	$(11,718,301)	$(2,283,769)

For the first six months of 2010, the company reported a net loss of $11,718,301 or $0.29 per share, compared to a net loss of $2,283,769, or $0.07 per share, for the six months ended June 30, 2009.  The increase in net loss from year to year was due to increases in non cash stock-based compensation expense, and increases in R&D and legal fees offset by a non-cash gain related to our warrant accounting for the first quarter 2009.

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the six months ended June 30, 2010 and 2009.  We do not anticipate any revenues for 2010.

Operating Expenses

Operating expenses totaled $7,811,952 and $5,636,208 for the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	2010	2009
Operating Expenses
Research & development	$4,513,640	$2,886,802
General, selling & administrative expense	3,238,649	2,707,186
Depreciation and amortization	59,663	42,220
Total expense	$7,811,952	$5,636,208

Research and Development Expenses

Research and development expenses totaled $4,513,640 and $2,886,802 for the six months ended June 30, 2010 and 2009, respectively.  The increase of $1,626,838 or 56% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to costs associated with the continuing ALS clinical trials initiated in January of 2010.

General and Administrative Expenses

G&A expenses totaled $3,238,649 and $2,707,186 for the six months ended June 30, 2010 and 2009, respectively.  The increase of $531,463 or 20% for the six months ended June 30, 2010 compared to the same period in 2009, was primarily attributable to increased legal expenses and share based compensation.

Depreciation and Amortization

Depreciation and amortization expenses totaled $59,663 and $42,220 for the six months ended June 30, 2010 and 2009, respectively.   The increase of $17,443 or 41% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to fixed asset and patent filing fee additions over the period.

Nonoperating (expense) income

Nonoperating (expense) income totaled ($3,906,349) and $3,352,439 for the six months ended June 30, 2010 and 2009, respectively. The increase in nonoperating expense was due to expenses associated with the Company’s warrant accounting.

	Six Months Ended June 30,
	2010	2009
Nonoperating (expense) income:
Interest income	$15,463	$10,780
Interest expense	(2,120)	-
Warrant issuance and modification expense	(1,906,800)	-
(Loss) Gain on change in fair value of warrant obligations	(2,012,892)	3,341,659

Total nonoperating (expense) income	$(3,906,349)	$3,352,439

Interest income totaled $15,463 and $10,780 for the six months ended June 30, 2010 and 2009 respectively.  The increase for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to higher cash balances and slightly higher interest rates.

(Loss) gain from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the six months ended June 30, 2009, the fair value of these common stock purchase warrants decreased.  In the first half of 2010, ended June 30, 2010, we converted, redeemed or modified more than 80% of the warrants outstanding at the beginning of the year which had price protection features. These changes removed the price protection features.  These changes reduced the Company’s derivative liability from $6,462,039 at December 31, 2009 to $2,189,064 at June 30, 2010.   An increase in the Company’s stock price resulted in an expense for the period of $2,012,892 on the remaining outstanding warrants.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree from grants. Our currently monthly cash burn rate is $900,000.  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from June 30, 2010. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Six Months Ended June 30,
	2010	2009
Cash and cash equivalents	$14,025,745	$3,218,321

Net cash used in operating activities	$(4,878,730)	$(2,528,277)
Net cash used in investing activities	$(118,884)	$(60,072)
Net cash provided by financing activities	$16,713,585	$903,391

Total cash and cash equivalents was $14,025,745 and $3,218,321 on June 30, 2010 and 2009 respectively.  The increase in our cash and cash equivalents of $10,807,424 or 336% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to the exercise of outstanding warrants and the registered offering of our securities during the six months ending June 30,  2010 resulting in net proceeds to us of approximately $16.7 million.

Net Cash Used in Operating Activities

We used $4,878,730 and $2,528,276 of cash in our operating activities for the six months ended June 30, 2010 and 2009, respectively.  The increase in our cash used of $2,350,453 or 93% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributed to the initiation of our clinical trials and increase in legal expenses.

Net Cash Used in Investing Activities

We used $118,884 and $60,072 of cash in connection with investment activities for the six months ended June 30, 2010 and 2009, respectively.  The increase in our use of cash of $58,812 or 98% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributed to the purchase of equipment in the first half of the year, as well as additional patents work.

Net Cash Provided by Financing Activities

We raised $16,713,585 and $903,391 in net proceeds from the issuance of our securities during the six months ended June 30, 2010 and 2009.

Listed below are key financing transactions entered into by us during the first half of 2010:

•
On January 29, 2010, we received gross proceeds of $1,000,000 as a result of the exercise of 800,000 $1.25 Series D warrant exercises. We issued the holder of the D warrants 400,000 additional warrants with an exercise price of $1.85 in conjunction with the exercise. The new warrants have a life of one year.

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

•
In June of 2010, we sold approximately 3,571,436 units, through a registered direct offering.  Each unit consists of one common share and 0.75 common share purchase warrant.   Each unit was sold for $2.80.  Each warrant has an exercise price of $3.25 per share, and is exercisable for a period of three years.  As a result of the offering, we received gross proceeds of approximately $10 million.

•	In the period April through June 2010, several Series A warrant holders exercised 45,713 warrants to purchase our common stock for $1.25 per share. Total gross proceeds were $57,141.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. As a result of our June 2010 registered direct offering, we have exhausted our availability under our shelf registration statement which was declared effective on September 29, 2008.  Accordingly, we anticipate filing another shelf registration statement in the future in order to take advantage of financing opportunities if and when they arise.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

Since inception in 1996 and through June 30, 2010, we have raised $89,808,035 of capital and recorded accumulated losses totaling $79,285,132.   On June 30, 2010, we had a working capital surplus of $10,376,040 and stockholders’ equity of $10,982,983.  Our net losses for the two most recent fiscal years have been $10,364,363 and $11,830,798 for 2009 and 2008 respectively.  We had no revenues for the twelve months ended December 31, 2009 or the six months ended June 30, 2010.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities and the exercise of investor warrants.  As of June 30, 2010, we had cash and cash equivalents on hand of $14,025,745.  Presently, we have a monthly cash burn rate of approximately $900,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   On January 21, 2010 we dosed our first patient in our Phase I clinical trials for ALS.  As a result of these trials, we may need additional capital in order to pay for expenses associated with our clinical trials.

We have expended and expect to continue to expend substantial cash in the research, development, clinical and pre-clinical testing of our stem cell technologies with the goal of ultimately obtaining FDA approval to market our proposed products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products.  We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to our competitive market pressures.  If we exhaust our cash reserves and are unable to realize adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying, or eliminating some or all of our research and product development programs.

Additional financing requirements could result in dilution to existing stockholders.

We are not able to finance our operations by generating revenue.  Accordingly, we will be required to issue our securities in order to secure additional financing.  The issuance of additional securities may be dilutive to current shareholders.  We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may generally be issued without the approval or consent of our stockholders.  The issuance of such securities may result in substantial dilution.

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

On September 21, 2009, we received approval from the FDA for our first IND application.  We commenced the trials on January 21, 2010, with the dosing of our first patient.  As of June 30, 2010, we have dosed 5 patients.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

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

We depend on key employees for our continued operations and future success.

We are highly dependent on our chief executive officer, chief scientific officer and outside consultants.  Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at anytime.  The loss of any of these key employee or consultant could adversely affect our opportunities and materially harm our future prospects.  In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development our business.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. First, there is limited liquidity in the market for our common shares. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.  Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive.  Since the enactment the Sarbanes-Oxley Act, we have been classified as a smaller reporting company and as a result, we have been exempt from Section 404(b).  As of June 30, 2010, the market value of our securities exceeded the threshold for a smaller reporting company.  As a result, commencing in 2011, we will be subject to Section 404(b).  We anticipate this will further increase the costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2010, we have issued and outstanding 46,008,024 common shares, 25,442,787 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities, 319,341 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, 534,525 shares reserved for issuance of grants under our 2007 stock plan, and 7,000,000 shares reserved for issuance of grants under our 2010 stock plan. Accordingly, we will be entitled to issue up to 70,695,323 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the USPTO. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc. which is in its initial stages and any likely outcome is difficult to predict.

We may not be able to adequately protect against the piracy of the intellectual property in foreign jurisdictions.

We anticipate conducting research in countries outside of the United States including through our subsidiary, currently being formed, in the Peoples Republic of China.  A number of our competitors are located in these countries and may be able to access our technology or test results.  The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property.  The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

Our products may not receive regulatory approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  On January 21, 2010 we commenced our Phase I clinical trials for ALS with the dosing of our first patient.  As of June 30, 2010, we have dosed 5 patients in the study.  We cannot assure you that we will successfully complete any clinical trials in connection with such IND.  Further, we cannot predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

We base our research and development on the use of human stem cells obtained from human tissue.  The U.S. federal and state governments and other jurisdictions impose restrictions on the acquisition and use of human tissue, including those incorporated in federal Good Tissue Practice, or “GTP,” regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or of the quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products — that is, sources that follow all state and federal laws and guidelines for cell procurement. Certain components used to manufacture our stem and progenitor cell product candidates will need to be manufactured in compliance with the FDA’s GMP. Accordingly, we will need to enter into supply agreements with companies that manufacture these components to GMP standards.  There is no assurance that we will be able to enter into any such agreements.

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

Federal, state and local governments and agencies in the United States (including the FDA) and governments in other countries have significant regulations in place that govern many of our activities.  We are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. The preclinical testing and clinical trials of our proposed products are subject to extensive government regulation that may prevent us from creating commercially viable products. In addition, our sale of any commercially viable product will be subject to government regulation from several standpoints, including manufacturing, advertising, marketing, promoting, selling, labeling and distributing.  If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues, if any, will be materially and negatively impacted.

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

•
In June of 2010, we issued Noble International Investment, Inc., D/B/A Noble Financial Capital Markets a warrant to purchase 250,001 common shares.  The warrant was issued as compensation for placement agent services which Noble International Investments, Inc., performed in connection with our $10 million registered direct offering of units.  The warrant is substantially the same as the investor warrant issued in the offering and has: (i) an exercise price of $3.25, and (ii) a term of three years.

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

NEURALSTEM, INC.

Date: August 16, 2010	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
1.01	Form of Placement Agent Agreement dated June 28, 2010		8-K	1.01	001-33672	6/29/10

1.02	Form of Amendment to Placement Agent Agreement dated June 28, 2010		8-K	1.02	001-33672	6/29/10

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Private Placement Memorandum for March 2006 offering		SB-2	4.12	333-132923	6/21/06

4.05	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.06	Form of Series A Warrant ($1.50) issued in connection with the March 2006 offering		SB-2	4.14	333-132923	6/21/06

4.07	Form of Series B Warrant ($2.00) issued in connection with the March 2006 offering		SB-2	4.15	333-132923	6/21/06

4.08	Form of Subscription Agreement for March 2006 offering		SB-2	4.16	333-132923	7/26/06

4.09	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.10	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.11	Form of Registration Rights Agreement dated March 15, 2007	8-K	4.3	333-132923	3/16/07

4.12**	Neuralstem, Inc. 2007 Stock Plan	10-QSB	4.21	333-132923	8/14/07

4.13	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007	10-KSB	4.22	333-132923	3/27/08

4.14	Form of Registration Rights Agreement entered into on February 19, 2008 between the Company and CJ CheilJedang Corporation	8-K	10.20	001-33672	2/25/08

4.15	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008	8-K	4.1	001-33672	12/18/08

4.16	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009	S-3/A	10.1	333-157079	02/3/09

4.17	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.18	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.19	Form of December 29, 2009 Securities Purchase Agreement	10-K	4.19	001-33672	3/31/10

4.20	Form of Consultant Warrant Issued January 8, 2010	10-K	4.20	001-33672	3/31/10

4.21	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.22	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.23	Form of employee and consultant option grant	10-K	4.23	001-33672	3/31/10

4.24	Form of Warrants dated June 29, 2010	8-K	4.01	001-33672	6/29/10

4.25**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05	Form of Securities Purchase Agreement dated June 29, 2010		8-K	10.01	001-33672	6/29/10

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.