Form 10-K/A
period 2009-12-31
Neuralstem, Inc.
filed 2010-10-05
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original 10-K”), solely for the purpose of filing an employment agreement mistakenly omitted from our prior filings.  The agreement is being filed as Exhibit 10.05.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the period covered by the Original 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC.

Date: October 5, 2010	By:	/s/ I Richard Garr
Name: I Richard Garr
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	October 5, 2010
I. Richard Garr	(Principal executive officer)

John Conron	Chief Financial Officer (Principal financial and accounting officer)	October 5, 2010
John Conron

Karl Johe	Chairman of the Board and Director	October 5, 2010
Karl Johe

William Oldaker	Director	October 5, 2010
William Oldaker

Scott Ogilvie	Director	October 5, 2010
Scott Ogilvie

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Private Placement Memorandum for March 2006 offering		SB-2	4.12	333-132923	6/21/06

4.05	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.06	Form of Series A Warrant ($1.50) issued in connection with the March 2006 offering		SB-2	4.14	333-132923	6/21/06

4.07	Form of Series B Warrant ($2.00) issued in connection with the March 2006 offering		SB-2	4.15	333-132923	6/21/06

4.08	Form of Subscription Agreement for March 2006 offering		SB-2	4.16	333-132923	7/26/06

4.09	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.10	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.11	Form of Registration Rights Agreement dated March 15, 2007		8-K	4.3	333-132923	3/16/07

4.12**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

4.13	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	001-33672	3/27/08

4.14	Form of Registration Rights Agreement entered into on February 19, 2008 between the Company and CJ CheilJedang Corporation		8-K	10.20	001-33672	2/25/08

4.15	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008		8-K	4.1	001-33672	12/18/08

4.16	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009		S-3/A	10.1	333-157079	02/3/09

4.17	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.18	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.19	Form of December 29, 2009 Securities Purchase Agreement		10-K	4.19	001-33672	3/31/10

4.20	Form of Consultant Warrant Issued January 8, 2010		10-K	4.20	001-33672	3/31/10

4.21	Form of Replacement Warrant Issued January 29, 2010		10-K	4.21	001-33672	3/31/10

4.22	Form of Replacement Warrant Issued March of 2010		10-K	4.22	001-33672	3/31/10

4.23	Form of employee and consultant option grant		10-K	4.23	001-33672	3/31/10

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008		10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05	Employment Agreement with Thomas Hazel, Ph.D. dated August 11, 2008	*

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

23.01	Consent of Stegman & Company		10-K	23	001-33672	3/31/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.