Form 10-Q
period 2010-09-30
Neuralstem, Inc.
filed 2010-11-15
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of October 26, 2010 there were 46,472,694 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,588,824	$2,309,774
Prepaid expenses	302,334	143,600

Total current assets	11,891,158	2,453,374

Property and equipment, net	163,007	196,755
Intangible assets, net	440,195	301,560
Other assets	49,409	55,716

Total assets	$12,543,769	$3,007,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,214,275	$791,607
Accrued bonus expense	509,959	769,215
Fair value of warrant obligations	2,204,157	-

Total current liabilities	3,928,391	1,560,822

LONG-TERM LIABILITIES

Fair value of warrant obligations	-	6,462,039

Total liabilities	3,928,391	8,022,861

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.01 par value; 150 million shares authorized, 46,182,178 and 35,743,831 shares outstanding in 2010 and 2009 respectively	461,822	357,438
Additional paid-in capital	91,368,927	62,193,937
Accumulated deficit	(83,215,371)	(67,566,831)
Total stockholders' equity (deficit)	8,615,378	(5,015,456)

Total liabilities and stockholders' equity (deficit)	$12,543,769	$3,007,405

See accompanying notes.

Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development costs	2,112,299	1,308,565	6,625,939	4,195,366

General, selling and administrative expenses	1,769,013	1,191,480	5,007,662	3,898,666
Depreciation and amortization	42,333	22,537	101,996	64,757
	3,923,645	2,522,582	11,735,597	8,158,789
Operating loss	(3,923,645)	(2,522,582)	(11,735,597)	(8,158,789)

Nonoperating (expense)income:
Interest income	17,406	6,274	32,869	17,054
Interest expense	(465)	(194)	(2,585)	(194)
Warrant issuance and modification expense	-	-	(1,906,800)	-

(Loss) gain from change in fair value of warrant obligations	(23,535)	(2,580,481)	(2,036,427)	761,178
	(6,594)	(2,574,401)	(3,912,943)	778,038

Net loss attributable to common shareholders	$(3,930,239)	$(5,096,983)	$(15,648,540)	$(7,380,751)

Net loss per share - basic and diluted	$(0.09)	$(0.15)	$(0.37)	$(0.22)

Weighted average common shares outstanding - basic and diluted	46,163,905	34,562,322	42,412,419	34,027,542

See accompanying notes.

Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(15,648,540)	$(7,380,751)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	101,996	64,757

Share based compensation expenses	3,942,609	3,417,790

Warrant issuance and modification expense	1,906,800	-
Loss/(gain) from change in fair value of warrant obligations	2,036,427	(761,178)

Changes in operating assets and liabilities:
Prepaid expenses	(38,733)	(23,917)
Other assets	6,307	(17,553)

Accounts payable and accrued expenses	472,415	495,845
Accrued bonus expenses	(10,890)	591,923

Net cash used in operating activities	(7,231,609)	(3,613,084)

Cash flows from investing activities:

Acquisition of intangible assets	(178,903)	(75,576)

Purchase of property and equipment	(27,981)	(13,413)

Net cash used in investing activities	(206,884)	(88,989)

Cash flows From financing activities:
Proceeds from issuance of common stock from warrants exercised	7,446,023	-
Proceeds from issuance of common stock from private placement	9,271,520	1,219,509
Net cash provided by financing activities	16,717,543	1,219,509

Net increase (decrease)in cash and cash equivalents	9,279,050	(2,482,564)

Cash and cash equivalents, beginning of period	2,309,774	4,903,279

Cash and cash equivalents, end of period	$11,588,824	$2,420,715

Supplemental disclosure of cash flows information:
Cash paid for interest	$465	$194
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:

Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	(6,294,055)	-
Prepayment of services through common stock issuance	(240,000)	-
Payment of contract services through common stock issuance	(50,000)	-
Issuance of common stock from executive bonuses	(248,367)	-

See accompanying notes.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2010
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2010	35,743,831	$357,438	$62,193,937	$(67,566,831)	$(5,015,456)

Share based payments			3,822,609		3,822,609

Issuance of common stock through Private Placement ($2.80 per share), net of financing costs of $728,501.	3,571,436	35,714	9,235,806		9,271,520
Issuance of common stock for prepaid consulting services.	140,000	1,400	238,600		240,000
Issuance of common stock for consulting services.	45,000	450	49,550		50,000

Issuance of common stock from warrants exercised ($1.25 and $1.10 per share), net of issuance costs of $638,644.	6,560,757	65,608	7,380,415		7,446,023
Warrant issuances and modifications			8,176,184		8,176,184
Extinguishment of fair value of warrant obligations from warrant expiration			24,671		24,671

Issuance of restricted common stock in payment for 2009 executive bonuses ($2.05 per share)	121,154	1,212	247,155		248,367
Net loss				(15,648,540)	(15,648,540)
Balance at September 30, 2010	46,182,178	$461,822	$91,368,927	$(83,215,371)	$8,615,378

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

	For The Nine Months
	Ended September 30,
	2010	2009

Basic:
Net loss attributable to common shareholders	$(15,648,540)	$(7,380,751)
Weighted average common shares outstanding	42,412,419	34,027,542
Basic and diluted loss per common share	$(0.37)	$(0.22)

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

We granted 215,000 options during the nine months ended September 30, 2010.  We granted 366,000 options in the similar period ended September 30, 2009. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $3,942,609 and $3,417,790 in share-based compensation expense during the nine months ended September 30, 2010 and 2009, respectively.  Included in the expense for the nine months ended September 30, 2010, is $120,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock.  During the nine month period ended September 30, 2010, there were 62,042 options that expired.  There were no options that expired during the same period in 2009.

A summary of stock option activity during the nine months ended September 30, 2010 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	9,070,659	$2.52	7.0	$-

Granted	215,000	2.44	6.0	$-
Exercised	-	-	-	-
Forfeited	(62,042)	4.98	-	-

Outstanding at September 30, 2010	9,223,617	$2.50	6.5	$5,502,800

Exercisable at September 30, 2010	7,086,950	$2.21	6.2	$5,414,550

Share-based compensation expense included in the statements of operations for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended Sept. 30,
	2010	2009

Research and development costs	$703,299	$703,300
General, selling and administrative expenses	608,568	365,834
Total	$1,311,867	$1,069,134

	Nine Months Ended Sept. 30,
	2010	2009

Research and development costs	$2,242,794	$2,183,702
General, selling and administrative expenses	1,699,815	1,234,088
Total	$3,942,609	$3,417,790

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2010	15,295,257	$1.82	2.0	-

Granted	7,509,983	2.55	3.9	-
Exercised	(6,560,757)	1.23	-	-
Forfeited	(25,355)	1.25	-	-

Outstanding at September 30, 2010	16,219,128	$2.40	3.3	4,765,198

Exercisable at September 30, 2010	12,969,127	$2.24	2.7	4,765,198

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

Effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  In the first nine months of 2010, 6,586,112 of the common stock purchase warrants were exercised or forfeited.  The fair value of the remaining warrants increased, due to a higher stock price, resulting in a $2,036,427 expense for the nine months ended September 30, 2010.

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

	September 30,	September 30,
	2010	2009

Annual dividend yield	-	-
Expected life (years)	0.21	0.75-2.00
Risk free interest rate	0.16%	0.18%-0.95%
Expected volatility	56%	85%-97%

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

Warrant Issuance and Modification Expense

In February 2010 we extended the lives of warrants for 706,752 shares of common stock with a strike price of $1.25 for two years.  The warrants had been issued earlier in exchange for extinguishment of debt.  The warrants were due to expire in March 2012.  As a result of the term change, we recorded a Warrant Issuance Modification Expense charge of $171,531for the nine months ended September 30, 2010.  In addition, as a fulfillment of agreements with certain vendors, 3,881,005 warrants were reissued in January and March 2010 to replace warrants that had been exercised during the period.  As a result of the reissue of these warrants, the Company recognized a Warrant Modification Expense charge of $1,735,269.  The total expense for the nine months ended September 30, 2010 was $1,906,800.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements at September 30, 2010 using
		Sept. 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
	Cash and cash equivalents	$11,588,824	$11,588,824	$-	$-

Liabilities:
	Fair value of warrant obligations	2,204,157	-	-	2,204,157

	Three months ended Sept. 30, 2010	Nine months ended Sept. 30, 2010

Fair value of warrant obligations at beginning of period	$2,189,064	$6,462,039

Extinguishment through warrant exercises and modifications	(8,442)	(6,294,055)

Extinguishment through warrant expirations		(254)

Net loss for change in fair value included in the statement of operations for period	23,535	2,036,427

Fair value of warrant obligations at end of period	$2,204,157	$2,204,157

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity (Deficit)

During the first nine months ended September 30, 2010, various warrant holders exercised 6,560,757 warrants at $1.25 and $1.10 per warrant increasing equity by approximately $7.45 million, net of $638,644 in related financing costs.  The exercise of these warrants reduced the Company’s derivative liability and increased equity by $6,294,055.

The Company also completed a private placement of 3,571,436 common shares at $2.80 per share increasing equity in the amount of $10,000,020, at June 30, 2010, less $728,501in related placement and closing costs.

Note 5. Subsequent Events

In October 2010, Neuralstem completed the formation of a wholly owned subsidiary in the People’s Republic of China, Suzhou Neuralstem Biopharmaceutical Co. , Ltd.. The company was established to conduct stem cell research and is opening a laboratory facility in  the city of Suzhou in the province of Jiangsu.

In November 2010, Neuralstem was awarded three Federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. The funding will help us move our small molecule treatment for depression into the clinic, and advance our ongoing trial to treat ALS with our spinal cord stem cells. The third grant will go to developing our IGF1-expressing neural stem cell therapy product, which could also target ALS. In this program, we are focused on engineering our spinal cord neurons to over-express molecules of interest, such as IGF1 (insulin-like growth factor 1). Neuralstem expects to receive the funds in fourth quarter of 2010 and the first quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2010.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three and nine months ended September 30, 2010 to the comparable periods of 2009.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license fourteen (14) issued patents and twenty-two (22) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Clinical Trials

On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”). On September 21, 2009, the FDA approved our IND.  The first patient in our study was dosed on January 21, 2010 at Emory University in Atlanta Georgia.  In May of 2010, we announced that, after reviewing the safety data from the first cohort of three patients, the Safety Monitoring Board has approved moving to the next cohort and transplantation of the fourth patient. The first cohort of patients received five injections of the Company's spinal cord stem cells on one side of the spinal cord. The second cohort of three patients will receive ten injections, five on each side of the cord.  The trial will ultimately consist of up to 18 ALS patients, who will be examined at regular intervals post-surgery, with final review of the data to come six months after the last patient is treated.  To date, we have treated 7 patients.  It is still too early in the trials to make any determination as to its level of success, if any.

On August 22, 2010, we filed our second IND with the FDA in connection with our proposed Phase I clinical trials for chronic spinal cord injury.  In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold.  At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application.  We anticipate the study, if approved and commenced, will be a multi-site study in the U.S.

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

 In July of 2009, the U.S. Patent and Trademark Office (“USPTO”) issued the patent covered by patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” which claims four chemical entities and any pharmaceutical composition including them.

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

Employees

As of September 30, 2010, we had 8 full-time employees and 11 full time independent contractors.  Of these full-time employees, 3 work on research and development and 5 in administration. We also use the services of numerous outside consultants in business and scientific matters.

Trends & Outlook

Revenue

 We had no revenue for the year ended December 31, 2009 and three and nine month periods ended September 30, 2010.  Our focus is now on: (i) successfully managing the clinical trial for ALS commenced earlier this year, (ii) preparing for the initiation of our second IND relating to Chronic Spinal Cord injury, and (iii) preparing for the anticipated clinical trials relating to our small molecule compound. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

Long-term, we anticipate our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

As noted in subsequent events, in November 2010, Neuralstem was awarded three Federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. The funding will help us move our small molecule treatment for depression into the clinic, and advance our ongoing trial to treat ALS with our spinal cord stem cells. The third grant will go to developing our IGF1-expressing neural stem cell therapy product, which could also target ALS. In this program, we are focused on engineering our spinal cord neurons to over-express molecules of interest, such as IGF1 (insulin-like growth factor 1). Neuralstem expects to receive the funds in fourth quarter of 2010 and the first quarter of 2011.  These grants are one-time only grants and not recurring.

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

We have also begun the process of forming a wholly owned subsidiary in the People’s Republic of China.  We anticipate the formation will be complete during the fourth quarter of 2010.  This subsidiary will primarily conduct research with regard to stem cells.

Clinical Trials

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 18 patients at an estimated cost of $130,000 per patient. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on. We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.  To date, we have treated 7 patients.  It is still too early in the trials to make any determination as to its level of success, if any.

On August 22, 2010, we filed our second IND with the FDA. The IND is being filed in connection with our proposed Phase I clinical trials for Chronic Spinal Cord injury.  As of the date of this report, the FDA has not approved our IND.  We anticipate the study will be a multi-site study in the U.S.  In the event the study is approved by the FDA, we estimate that the Phase I trial will require 12 to 18 patients at an estimated cost of $130,000 per patient.  We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.

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

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to clinical phase of development.  Additionally, commencing with our fiscal year 2011, we will no longer qualify as a smaller reporting company.  As a result, we will incur additional costs and expenses with regard to our legal and financial compliance, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Revenue Recognition—We had no revenues for the year ended December 31, 2009 and the three and nine months ended September 30, 2010 and 2009.  Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and nine months ended September 30, 2010 and 2009, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Third Quarter of 2010 Compared to the third Quarter of 2009

	Three Months Ended September 30,
	2010	2009

Revenues	$-	$-

Operating expenses	3,923,645	2,522,582

Operating loss	(3,923,645)	(2,522,582)

Non-operating (expense) income	(6,594)	(2,574,401)

Net loss	$(3,930,239)	$(5,096,983)

For the third quarter of 2010, we reported a net loss of $3,930,239, or $0.09 per share, compared to a net loss of 5,096,983, or $0.15 per share, for the three month period ended September 30, 2010 and 2009, respectively.  The decrease in net loss from year to year was due to decreases in non cash charges for changes in the value of our warrant liability of  $2,591,480 offset by operating expense increases of $1,401, 063. This increase in operating expense was comprised of non-cash stock-based compensation expense and from increases in R&D and legal fee expense.

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the three months ended September 30, 2010 and 2009.  .

Operating Expenses

Operating expenses totaled $3,923,645 and $2,522,582 for the three months ended September 30, 2010 and 2009, respectively.

	Three Months Ended Sept. 30,
	2010	2009
Operating Expenses

Research & development	$2,112,299	$1,308,565

General, selling & administrative expense	1,769,013	1,191,480

Depreciation and amortization	42,333	22,537
Total expense	$3,923,645	$2,522,582

Research and Development Expenses

Research and development expenses totaled $2,112,299 and $1,308,565 for the three months ended September 30, 2010 and 2009, respectively.  The increase of $803,734 or 61% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to costs associated with the continuing ALS clinical trials initiated in January of 2010, preclinical research on our small molecule program and preparation for the spinal cord injury trial.

General and Administrative Expenses

General and administrative expenses totaled $1,769,013 and $1,191,480 for the three months ended September 30, 2010 and 2009, respectively.  The increase of $577,533 or 48% for the three months ended September 30, 2010 compared to the same period in 2009, was primarily attributable to increased legal expenses and increased non-cash stock based compensation expenses.

Depreciation and Amortization

Depreciation and amortization expenses totaled $42,333 and $22,537 for the three months ended September 30, 2010 and 2009, respectively.   The increase of $19,796 or 88% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to fixed asset and patent filing fee additions over the quarter.

Nonoperating ( expense) income

Nonoperating expense totaled $6,594 for the three months ended September 30, 2010 and an expense of $2,574,401 for the three months ended September 30, 2009. The decrease in nonoperating expense was due to the Company’s warrant accounting.

	Three Months Ended September 30,
	2010	2009

Nonoperating income:

Interest income	$17,406	$6,274
Interest expense	(465)	(194)

Warrant modification expense	-	-

Loss on change in fair value of warrant obligations	(23,535)	(2,580,481)

Total nonoperating (expense) income	$(6,594)	$(2,574,401)

Interest income totaled $17,406 and $6,274 for the three months ended September 30, 2010 and 2009 respectively.  The increase for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to higher cash balances.

Loss from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the three months ended September 30, 2010, the fair value of these common stock purchase warrants increased because of an increase in the stock price, resulting in an expense for the quarter.  In the third quarter of 2010, ended September 30, 2010, we redeemed 8,000 of the warrants outstanding at the beginning of the period which had price protection features. These changes removed the price protection features.  These changes reduced our derivative liability by $8,442 for the three month period ended September 30, 2010.  An increase in stock price resulted in an expense for the three month period of $23,535 on the remaining outstanding warrants, and a liability of $2,204,157 as of September 30, 2010.

Nine Months Ending September 30, 2010 Compared to the Same Period of 2009

	Nine Months Ended September 30,
	2010	2009

Revenues	-	-

Operating expenses	$11,735,597	$8,158,789

Operating loss	(11,735,597)	(8,158,789)

Non-operating (expense) income	(3,912,943)	778,038

Net loss	$(15,648,540)	$(7,380,751)

For the nine months ended September 30, 2010, we reported a net loss of $15,648,540 or $0.37 per share, compared to a net loss of $7,380,751, or $0.22 per share, for the comparable period in 2009.  The increase in net loss from year to year was due to a non-cash  increase in warrant accounting charges of $2,763,071, an increase of $524,819 in non cash stock-based compensation expense, and increases in R&D and legal fee expense.

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the nine months ended September 30, 2010 and 2009.

Operating Expenses

Operating expenses totaled $11,735,597 and $8,158,789 for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended Sept. 30,
	2010	2009
Operating Expenses

Research & development	$6,625,939	$4,195,366

General, selling & administrative expense	5,007,662	3,898,666

Depreciation and amortization	101,996	64,757
Total expense	$11,735,597	$8,158,789

Research and Development Expenses

Research and development expenses totaled $6,625,939 and $4,195,366 for the nine months ended September 30, 2010 and 2009, respectively.  The increase of $2,430,573 or 58% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to costs associated with the continuing ALS clinical trials initiated in January of 2010, preclinical research on our small molecule program and preparation for the spinal cord injury trial.

General and Administrative Expenses

General and administrative expenses totaled $5,007,662 and $3,898,666 for the nine months ended September 30, 2010 and 2009, respectively.  The increase of $1,108,996 or 28% for the nine months ended September 30, 2010 compared to the same period in 2009, was primarily attributable to increase in non-cash stock based compensation expense of $465,727 and increased legal expenses.

Depreciation and Amortization

Depreciation and amortization expenses totaled $101,996 and $64,757 for the nine months ended September 30, 2010 and 2009, respectively.   The increase of $37,239 or 58% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to fixed asset and patent filing fee additions over the period.

Nonoperating (expense) income

Nonoperating (expense) income totaled $(3,912,943) and $778,038 for the nine months ended September 30, 2010 and 2009, respectively. The increase in nonoperating expense was due to a $4,704,405 increase in expenses associated with the Company’s warrant accounting.

	Nine Months Ended September 30,
	2010	2009

Nonoperating income:

Interest income	$32,869	$17,054
Interest expense	(2,585)	(194)

Warrant modification expense	(1,906,800)	-

(Loss) Gain on change in fair value of warrant obligations	(2,036,427)	761,178

Total nonoperating (expense) income	$(3,912,943)	$778,038

Interest income totaled $32,869 and $17,054 for the nine months ended September 30, 2010 and 2009 respectively.  The increase for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to higher cash balances and slightly higher interest rates.

(Loss) gain from change in fair value of warrant obligations

On January 1, 2009 we reclassified the fair value of  common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  We established a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. In the nine months ended September 30, 2009, the fair value of these common stock purchase warrants decreased.  In the nine months ended September 30, 2010, we converted, redeemed or modified more than 80% of the warrants outstanding at the beginning of the year which had price protection features. These changes removed the price protection features.  These changes reduced the Company’s derivative liability from $6,462,039 at December 31, 2009 to $2,204,157 at September 30, 2010.   An increase in the Company’s stock price resulted in an expense for the period of $2,036,427 on the remaining outstanding warrants.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree from grants. Our currently monthly cash burn rate is approximately $800,000.  In the event our second IND is accepted by the FDA and we elect to commence the trials, we expect our monthly cash burn rate will increase to approximately $900,000.  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from September 30, 2010 assuming we do not commence our second IND.  We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents	$11,588,824	$2,420,715

Net cash used in operating activities	$(7,231,609)	$(3,613,084)
Net cash used in investing activities	$(206,884)	$(88,989)
Net cash provided by financing activities	$16,717,543	$1,219,509

Total cash and cash equivalents was $11,588,824 and $2,420,715 on September 30, 2010 and 2009 respectively.  The increase in our cash and cash equivalents of $9,168,109 or 379% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to the exercise of outstanding warrants and the registered offering of our securities during the nine months ending September 30, 2010.  As a result of the foregoing, we received net proceeds of approximately $16.7 million.

Net Cash Used in Operating Activities

We used $7,231,609 and $3,613,084 of cash in our operating activities for the nine months ended September 30, 2010 and 2009, respectively.  The increase in our cash used of $3,618,525 or 100% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributed to the initiation of our clinical trials and increase in legal expenses

Net Cash Used in Investing Activities

We used $206,884 and $88,989 of cash in connection with investment activities for the nine months ended September 30, 2010 and 2009, respectively.  The increase in our use of cash of $117,895 or 132% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributed to the purchase of equipment in the three quarters of the year, as well as additional patents work.

Net Cash Provided by Financing Activities

We raised $16,717,543 and $1,219,509 in net proceeds from the issuance of our securities during the nine months ended September 30, 2010 and 2009.

Listed below are key financing transactions entered into by us during 2010:

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

•
In the period January through September 2010, Series A warrant holders exercised an aggregate of 285,476 warrants.  The exercise price of the Series A warrants is $1.25 per share.  As a result of the exercises, we received gross proceeds of $356,845.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants.  On October 8, 2010 we filed a shelf registration statement registering the sale of up to $50 million of our securities.  The registration statement was declared effective on October 14, 2010.  We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

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

Since inception in 1996 and through September 30, 2010, we have raised $91,830,749 of capital and recorded accumulated losses totaling $83,215,371.   On September 30, 2010, we had a working capital surplus of $7,962,767 and stockholders’ equity of $8,615,378.  Our net losses for the two most recent fiscal years have been $10,364,363 and $11,830,798 for 2009 and 2008 respectively.  We had no revenues for the twelve months ended December 31, 2009 or the nine months ended September 30, 2010.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities.  As of September 30, 2010, we had cash and cash equivalents on hand of $11,588,824.   Presently, we have a monthly cash burn rate of approximately $800,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   On January 21, 2010 we commenced our Phase I clinical trials for ALS.  On August 22, 2010, we filed our second IND with the FDA in connection with our proposed Phase I clinical trials for chronic spinal cord injury.  In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold.  At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application.  As a result of our ongoing, as well as proposed trials, we will need additional capital in order to pay for expenses associated with these trials as well as fund our general operations.

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

On September 21, 2009, we received approval from the FDA for our first IND application.  We commenced the trials on January 21, 2010, with the dosing of our first patient.  As of September 30, 2010, we have treated 7  patients.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

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

Risks Relating to Our Common Stock

Our common shares are “thinly” traded.

Our common shares have historically been “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the facts that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community.  Even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares if you need money or otherwise desire to liquidate your investment.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of September 30, 2010, we have issued and outstanding 46,182,178 common shares, 25,442,745 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities, 236,383 common shares reserved for issuance of additional grants under our 2005 incentive stock plan, 464,525 shares reserved for issuance of grants under our 2007 stock plan, and 7,000,000 shares reserved for issuance of grants under our 2010 stock plan. Accordingly, we will be entitled to issue up to 70,674,169 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  On January 21, 2010 we commenced our Phase I clinical trials for ALS with the dosing of our first patient.  As of September 30, 2010, we have treated 7 patients in the study.  We cannot assure you that we will successfully complete any clinical trials in connection with such IND.  Further, we cannot predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

The following information is given with regard to unregistered securities sold during the nine months ended September 30, 2010.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

•
On May 14, 2010, as consideration for amending a consulting agreement for investor relations and business development services, we issued Market Development Consulting Group, Inc. a common stock purchase warrant entitling the holder to purchase 200,000 shares of common stock at $3.17 per share.  The warrant is exercisable immediately, shall expire on May 14, 2020, and is freely assignable in whole or in part.  The warrant is substantially similar to the consultant warrant issued on January 8, 2010.

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

•
On October 1, 2010 we granted a consultant warrants to purchase 100,000 shares at a price of $2.44.  The warrants are fully vested and have a cashless exercise provision.  The warrants expire on October 1, 2017.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

2009 Long-Term Incentive Awards Grant

On November 11, 2010, our Compensation Committee (“Committee”) approved the following awards:

			Award
Name	Position	Percentage of Base Salary	No. of Restricted Stock Units(1)	No. of Stock Options(2)

Karl Johe	Chairman & Chief Science Officer	150%	143,247	272,909

Richard Garr	Chief Executive Officer/General Counsel	150%	138,122	263,147

John Conron	Chief Financial Officer	68%	34,615	65,948

(1)	The Restricted Stock Units vest quarterly over 3 years and cannot be sold for 5 years unless the employee ceases to be employed by the Company or there is a change in control.
(2)	The Stock Options have an exercise price of $2.21, vest quarterly over 3 years, have a term of 10 years and vest immediately upon a change in control. .

Amendment to Executive Compensation Program

On November 15, 2010, the Committee approved an amendment of our executive compensation program in order to better achieve the following four primary objectives:

•
Ensure base pay is competitive for the role or job to be performed and to retain the executive for succession planning while providing reasonable and responsible pay arrangements in order to maintain a sustainable cost framework.

•	Recognize performance of annual goals and milestones achieved through annual incentives.

•	Reward achievement of long-term goals and enhancement of shareholder wealth through the long-term incentive program.

•	Provide a cost effective but competitive benefits package that promotes a positive work environment fostering teamwork among and high morale within the executive team.

In order to achieve these objectives, executive compensation shall be comprised of:

•	Base salary: Compensation for ongoing performance throughout the year.

•	Annual incentive awards: Awarded to recognize and reward performance, in the context of individual, team and Company performance, in the fiscal year just ended.

•	Long-term incentive awards: Equity compensation to provide an incentive to manage the Company from the perspective of an owner with an equity stake in the business.

•	Other benefits: Employee benefit plans in which executives and all employees participate.

•	Severance and change in control benefits: Remuneration paid to executives in the event of a change in control of the Company or involuntary employment termination.

Base Salary

As of November 15, 2010, no changes were made to any of the executives’ base salaries.  We anticipate that the Committee will review base salaries during the first quarter of 2011 and make any adjustments, as it deems necessary, to achieve the objectives of our executive compensation program at such time.

Annual Incentive Awards

Annual incentive awards are awarded on a discretionary basis usually following our fiscal year-end.   The Committee established the following annual incentive cash bonus targets:

Name	Position	Percentage of Base Salary

Karl Johe	Chairman & Chief Science Officer	60%

Richard Garr	Chief Executive Officer/General Counsel	60%

John Conron	Chief Financial Officer	25%

Long-term incentive awards

Long-term incentive awards, in the form of stock option grants and restricted stock grants, encourage employee ownership in Neuralstem, link pay with performance and align interests of stockholders and employees.  The Committee established the following Long-term incentive awards targets:

Name	Position	Percentage of Base Salary

Karl Johe	Chairman & Chief Science Officer	200%

Richard Garr	Chief Executive Officer/General Counsel	200%

John Conron	Chief Financial Officer	90%

All long-term incentive awards will be divided equally between restricted stock grants and common stock option grants.  The awards will vest quarterly over three years and have a ten year term.  The awards will be made pursuant to our incentive stock option plans and contain any other rights and restrictions as allowed under such plans and as determined by the plan administrator and our board to be appropriate, including provisions for accelerated vesting in the event of a change in control.

Other benefits

As of November 15, 2010, no changes were made to any of the executives’ other benefits such as automobile reimbursement or health insurance.

Amendment to Outside Director Compensation Plan

On November 15, 2010, the Committee amended our outside director compensation plan effective January 1, 2010.  Under our amended plan, each eligible director shall receive:

Option Grants

First Year Grant.  Upon joining the board, individual will receive a restricted stock grant equal to 25,000. The restricted shares shall vest as follows: (i) 12,500 shall vest on the one month anniversary of joining the Board; and (ii) 12,500 shall vest quarterly over a one year period commencing on the date such Director joins the Board. All current eligible directors will receive, in addition to their Annual Grant, 15,000 shares of restricted stock;

Annual Grant.  Starting on the first year anniversary of providing service, and each subsequent anniversary thereafter, each eligible director will be granted either options to purchase 20,000 shares of common stock or 20,000 restricted shares. These Annual Grants will vest quarterly during the year.

Committee Grant.  Each Director will receive either options to purchase an additional 5,000 shares or 5,000 restricted shares for each committee on which he or she serves. These Committee Grants will vest quarterly during the year.

The exercise price for the options to be granted to the independent directors shall be the market price of the stock on each applicable grant date. The options shall expire 7 years from the grant date. The option will be granted pursuant to our incentive stock option plans, or as directed by the Board of Directors.

All restricted stock grants will contain a restriction prohibiting the sale of the shares until the earlier of 5 years from the Grant Date, until such time as the director ceases to provide services to the company, or upon a change in control.

Cash Compensation

Board Retention Amount.  Each director shall receive a $20,000 annual board retainer. The retainer shall be payable quarterly.

Committee Retainer.  In addition to the Board Retention Amount, each director serving on a committee shall receive an additional $5,000 per committee on which he serves.

Meeting Fees.  Each director shall receive a meeting fee equal to: (i) $1,500 for in person attendance, and (ii) $750 for telephonic attendance.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: November 15, 2010	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
1.01	Form of Placement Agent Agreement dated June 28, 2010		8-K	1.01	001-33672	6/29/10

1.02	Form of Amendment to Placement Agent Agreement dated June 28, 2010		8-K	1.02	001-33672	6/29/10

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Private Placement Memorandum for March 2006 offering		SB-2	4.12	333-132923	6/21/06

4.05	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.06	Form of Series A Warrant ($1.50) issued in connection with the March 2006 offering		SB-2	4.14	333-132923	6/21/06

4.07	Form of Series B Warrant ($2.00) issued in connection with the March 2006 offering		SB-2	4.15	333-132923	6/21/06

4.08	Form of Subscription Agreement for March 2006 offering		SB-2	4.16	333-132923	7/26/06

4.09	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.10	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.11	Form of Registration Rights Agreement dated March 15, 2007	8-K	4.3	333-132923	3/16/07

4.12**	Neuralstem, Inc. 2007 Stock Plan	10-QSB	4.21	333-132923	8/14/07

4.13	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007	10-KSB	4.22	333-132923	3/27/08

4.14	Form of Registration Rights Agreement entered into on February 19, 2008 between the Company and CJ CheilJedang Corporation	8-K	10.20	001-33672	2/25/08

4.15	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008	8-K	4.1	001-33672	12/18/08

4.16	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009	S-3/A	10.1	333-157079	02/3/09

4.17	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.18	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.19	Form of December 29, 2009 Securities Purchase Agreement	10-K	4.19	001-33672	3/31/10

4.20	Form of Consultant Warrant Issued January 8, 2010	10-K	4.20	001-33672	3/31/10

4.21	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.22	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.23	Form of employee and consultant option grant	10-K	4.23	001-33672	3/31/10

4.24	Form of Warrants dated June 29, 2010	8-K	4.01	001-33672	6/29/10

4.25**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.26	Form of Consultant Warrant issued October 1, 2009 and 2010	S-3	4.07	333-169847	10/8/10

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05	Form of Securities Purchase Agreement dated June 29, 2010		8-K	10.01	001-33672	6/29/10

10.06	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.