Form 10-K
period 2010-12-31
Neuralstem, Inc.
filed 2011-03-16
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NYSE Amex on such date, was approximately $106,921,703.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 1, 2011 was 48,366,304.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUBSEQUENT EVENTS

On March 1, 2011  Neuralstem, Inc. announced that the first subject was dosed the day before in a Phase Ia trial to evaluate the safety of its drug, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in Neuralstem's neurogenerative small molecule drug platform. This phase of the trial is in healthy volunteers and seeks to determine the maximum tolerated single dose.

On February 15, 2011 Neuralstem, Inc. announced the appointment of business leader Stanley I. Westreich to its Board of Directors. With his appointment the company's board is now comprised of a majority of independent directors. Mr. Westreich served as Director and Member of the Finance & Trust Oversight Committee of Capital One Financial Corp. and was a Director of Capital One Bank (USA) from 1994 through 2010. Mr. Westreich also served as Chairman of its Compensation Committee from March 1995 through April 2005, and continued as Member until 2009. Mr. Westreich founded and served as president of Westfield Realty, Inc., a Washington, D.C. area commercial real estate finance, development and construction company, from 1965 to 2005. He holds a Juris Doctorate from New York University and a Bachelors of Business Administration from The University of Miami.

On February 10, 2011 Neuralstem, Inc updated the progress of its ongoing Phase I human clinical trial of the company's spinal cord stem cells in the treatment of ALS (amyotrophic lateral sclerosis, or Lou Gehrig's disease) at Emory University in Atlanta, Georgia. The company announced that, after reviewing the safety data from the first nine patients, the trial's Safety Monitoring Board unanimously approved moving to the last group of ALS patients in this part of the safety trial. These next three patients, all of whom are ambulatory, will each receive ten injections, bilaterally, in the lumbar spinal cord. After this cohort, the FDA will review the trial data to date before approving it to move into the final cohort of patients, who will receive injections in the cervical region of the spinal cord.

On February 9, 2011, Neuralstem, Inc. announced that the U.S. Food and Drug Administration's Office of Orphan Products Development has granted it orphan drug designation for the treatment of Amyotrophic Lateral Sclerosis (ALS) with its human spinal cord derived neural stem cells (NSI-566RSC), currently in a Phase I safety study to evaluate the safety of the product and the surgical route of administration in a wide range of ALS patients. In addition to providing a seven-year term of market exclusivity for our stem cells for ALS upon FDA approval, Orphan Drug Designation also positions Neuralstem to take advantage of certain financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the submission of a Biologics License Application for NSI-566RSC, and certain tax credits.

On January 28, 2011 Neuralstem, Inc. announced that it has reached a settlement with ReNeuron, Ltd. ending litigation between the parties.  The confidential settlement agreement resolves all claims asserted by Neuralstem against ReNeuron in Neuralstem, Inc. v. ReNeuron, Ltd., Case No. CV 08-02168 R (AGRx), which was pending in the United States District Court for the Central District of California. Although the contents of the agreement have not been disclosed, ReNeuron has agreed to immediately compensate Neuralstem, as well as to make future milestone and royalty payments to Neuralstem based on ReNeuron's development of certain products.

During the first quarter of 2006, we issued a total of 2,019,231 Series A warrants in connection with a private placement of our securities. The Series A warrants expired on February 22, 2011. The warrants had an exercise price of $1.25.  As a result, Series A warrant holders exercised 583,005 of these warrants in 2010 with proceeds of $728,756 and   1,468,775 warrants in 2011 with proceeds of $1,826,346.  We issued a total of  2,051,780 new common  shares as a result of these exercises.

NEURALSTEM, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Potential Markets

We believe the potential markets for regenerative medicine based on our technologies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to neural cell transplantation or treatment with our small molecule compound and represent potential target markets for our proposed products:

Medical Condition	Number of Patients
Stem cells
ALS	30,000	(1)
Huntington’s disease	15,000	(2)
Multiple Sclerosis	2.5 million	(6)
Parkinson's Disease	1.0 million	(7)
Spinal Cord Injury	250,000	(4)
Stroke	6.5 million	(3)
Small molecule compound
Alzheimer’s disease	4.5 million	(5)
Depression	14.8 million	(5)
Schizophrenia	2.4 million	(5)
Stroke	6.5 million	(3)

(1) Agency for Toxic Substances and Disease Registry (ATSDR),
(2) National Institute of the Neurological Disorders and Stroke (NINDS)
(3) 2005 American Heart Association study
(4) The University of Alabama National Spinal Cord Injury Statistical Center - March 2002
(5) National Institute of Health
(6) National Multiple Sclerosis Society
(7) Parkinson's Disease Foundation - US only

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

Small Molecule Compounds

The Company has developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier) .   We believe that these small molecule compounds will stimulate growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impact diseases.   In December 2010 the FDA approved our application to conduct a clinical trial with our first small molecule compound to treat Major Depressive Disorder.  The trial has two phases, 1A and 1B.  The 1A trial is a healthy volunteer safety study.  The 1B is also a safety study involving actual Depression patients.

In July of 2009, the U.S. Patent and Trademark Office issued the patent covered by patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” which claims four chemical entities and any pharmaceutical composition included in them.

Business Strategy

Neuralstem has a number of prospects for developing treatments for central nervous system disease using its stem cells and small molecule compounds.

Clinical Trials

Stem Cells

The following summarizes the current status of, and the anticipated initial indications for, our therapeutic product development programs.

On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”). On September 21, 2009, the FDA approved our IND.  The first patient in our study was dosed on January 21, 2010 at Emory University in Atlanta Georgia.  In May of 2010, we announced that, after reviewing the safety data from the first cohort of three patients, the Safety Monitoring Board has approved moving to the next cohort and transplantation of the fourth patient. The first cohort of patients received five injections of the Company's spinal cord stem cells on one side of the spinal cord. The second cohort of three patients will receive ten injections, five on each side of the cord.  The trial will ultimately consist of up to 18 ALS patients, who will be examined at regular intervals post-surgery, with final review of the data to come six months after the last patient is treated.  To date, we have treated 11 patients.  It is still too early in the trials to make any determination as to its level of success, if any.

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

Small Molecule Compounds

We have performed tests on cultured neural stem cells as well as in animal models in order to validate the performance of small molecule compounds for hippocampal neurogenesis. As a result of those tests, we feel that our small molecule compound may have an application with regard to the treatment of depression.

In November 2010 we filed an IND to commence human safety trials of our lead small molecule compound to treat major depression.  The FDA approved the application in December. The first patient was dosed in February 2011.
This Phase Ia trial will test a single oral administration of NSI-189 in healthy volunteers. When the maximum tolerated single dose is determined, the trial will progress to the Ib phase, testing the safety of escalating doses of daily administration for 28 days in patients with major depressive disorder (MDD). The entire Phase I trial is expected to be approximately one year in duration.

In anticipation of filing the IND, we completed a production run of our compound using Good Manufacturing Practice (“GMP”) methods which will be large enough to complete safety testing and Phase I clinical trials.

 In July of 2009, the U.S. Patent and Trademark Office (“USPTO”) issued the patent covered by patent application 12/049,922, entitled “ Use of Fused Nicotinamides to Promote Neurogenesis ,” which claims four chemical entities and any pharmaceutical composition including them.

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

In addition to research that we conduct internally or under our direct supervision, we conduct research and development through research collaborations. These collaborations, or programs, are undertaken with both commercial and scholarly institutes pursuant to the terms and conditions of our standard material transfer agreement.

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

Our Intellectual Property

Our research and development is supported by our intellectual property. We currently own or have exclusive licenses to 16 patents and 29 patent applications pending worldwide in the field of regenerative medicine and cell therapy.

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

The following table identifies the issued and pending patents we own that we believe currently support our technology platform.

Patents Issued

Number	Country	Filing Date	Issue Date	Expiration Date	Title
5,753,506	US	9/25/1996	5/19/1998	9/25/2016	ISOLATION PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

6,040,180	US	5/7/1997	3/21/2000	5/7/2017	IN VITRO GENERATION OF DIFFERENTIATED NEURONS FROM CULTURES OF MAMMALIAN MULTIPOTENTIAL CNS STEM CELLS

6,284,539	US	10/9/1998	9/4/2001	10/9/2018	METHOD FOR GENERATING DOPAMINERGIC CELLS DERIVED FROM NEURAL PRECURSORS

7,544,511	US	1/14/2002	6/9/2009	4/13/2017	STABLE NEURAL STEM CELL LINES

7,560,553	US	3/17/2008	7/14/2009	8/9/2024	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

755849	AU	9/20/1999	4/3/2003	9/20/2019	STABLE NEURAL STEM CELL LINES

915968	EP	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	ES	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	FR	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	GB	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	IE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	SE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	CH	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

69737949.3	DE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

132324	SG	11/17/2005	11/30/2009	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

7,858,628	US	7/9/2009	12/29/2010	7/9/2029	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

Patents Pending

Number	Country	Filing Date	Issue Date	Expiration Date	Title

2257068	CA	5/7/1997	N/A	N/A	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

2343571	CA	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

99948396.9	EP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

2000-574224	JP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

3790356.4	EP	12/5/2003	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

11/281,640	US	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

200580039450	CN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

5851748.3	EP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2613/CHENP/2007	IN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

183092	IL	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007-543219	JP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

10-2007-7012097	KR	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-501016	PH	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007122507	RU	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-01216	VN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

20073078	NO	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

11/852,922	US	9/10/2007	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

11/932,923	US	10/31/2007	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

8106303.1	HK	6/5/2008	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

12/404,841	US	3/16/2009	N/A	N/A	METHODS OF TREATING ISCHEMIC SPASTITICY

12/424,238	US	4/15/2009	N/A	N/A	STABLE NEURAL STEM CELL LINES

12/500,073	US	7/9/2009	N/A	N/A	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

12/710,097	US	2/22/2010	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

61/368,409	US	7/28/2010	N/A	N/A	METHODS FOR TREATING AND/OR REVERSING NEURODEGENERATIVE DISEASES AND/OR DISORDERS

PCT/US2010/046537	PCT	8/24/2010	N/A	N/A	SYNTHESIS OF A NEUROSTIMULATIVE PIPERAZINE

12010502167	PH	9/23/2010	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

12/939,897	US	11/04/2010	N/A	N/A	COMPOSITIONS TO EFFECT NEURONAL GROWTH

12/939,914	US	11/04/2010	N/A	N/A	COMPOSITIONS TO EFFECT NEURONAL GROWTH

2010-254952	JP	11/15/2010	N/A	N/A	STABLE NEURAL STEM CELL LINES

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

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

The results of the preclinical and clinical testing on non-biologic drugs and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (BLA). In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our business. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

 For additional information about governmental regulations that will affect our planned and intended business operations, see "Risk Factors.”

Employees

As of March 1, 2011, we had 14 full-time employees and 4 full time independent contractors.  Of these employees, 8 work on research and development and 6 in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Risks Relating to Our Stage of Development

We have a limited operating history and a history of losses.

Since inception in 1996 and through December 31, 2010, we have raised $93,808,481 of capital and recorded accumulated losses totaling $85,954,131.  On December 31, 2010, we had a working capital surplus of $7,093,237 and stockholders’ equity of $7,854,350.  Our net losses for the two most recent fiscal years have been $18,387,300 and $10,364,363 for 2010 and 2009 respectively.  In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act.  These are the only revenues for the twelve months ended December 31, 2010.  We had no revenue for the year ended December 31, 2009.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture, and market and sell our proposed products.  Although we have generated some revenue in prior years, we have not generated any revenue from the commercial sale of our proposed products. Since inception, we have engaged in several related lines of business and have discontinued operations in certain areas.  This limited and changing history may not be adequate to enable you to fully assess our future prospects. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive material revenues from our proposed products

We will need to raise additional capital to continue operations.

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities.  As of December 31, 2010, we had cash and cash equivalents on hand of $9,261,233.   Presently, we have a monthly cash burn rate of approximately $900,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   We are currently sponsoring three (3) Phase I clinical trials.  As a result of our ongoing, as well as proposed trials, we will need additional capital in order to pay for expenses associated with these trials as well as fund our general operations.

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

We do not generate any revenue.  Accordingly, we will be required to issue our securities in order to secure additional financing.  The issuance of additional securities may be dilutive to current shareholders.  We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities may generally be issued without the approval or consent of our stockholders.  The issuance of such securities may result in substantial dilution.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates.

At present our ability to progress as a company is significantly dependent on our two (2) product candidates currently in Phase I trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to further develop our cellular technologies. Moreover, any material adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

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

We are currently undertaking two (2) sponsored Phase I clinical trials.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive.  Since the enactment the Sarbanes-Oxley Act, we have been classified as a smaller reporting company and as a result, we have been exempt from Section 404(b).  As of June 30, 2010, the market value of our securities exceeded the threshold for a smaller reporting company.  As a result, commencing with this Annual Report, we will be subject to Section 404(b).  We anticipate this will further increase the costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of December 31, 2010, we have issued and outstanding 46,897,529 common shares, 25,613,299 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units and convertible securities, and an aggregate of 6,857,241 common shares reserved for issuance under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,631,931 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  We are currently undertaking two (2) sponsored Phase I clinical trials.  We cannot assure you that we will successfully complete any clinical trials in connection with such INDs.  Further, we cannot predict when we might first submit any product license application for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

ITEM 2.               PROPERTIES

We currently lease two facilities.   Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 3,200 square feet for $12,130 per month. The term of our lease expires on January 31, 2012.

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

	High	Low

2009
First Quarter	$1.90	$0.75
Second Quarter	$1.35	$0.98
Third Quarter	$2.95	$1.02
Fourth Quarter	$2.29	$1.23
2010
First Quarter	$2.50	$1.75
Second Quarter	$3.49	$1.92
Third Quarter	$2.64	$1.71
Fourth Quarter	$2.71	$1.83

Holders

As of March 1, 2010 our common stock was held by approximately 495 record holders.  We believe our actual number of shareholders may be significantly higher as 42,831,377 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2005 Stock Plan, as amended	3,763,617	$1.24	236,383
2007 Stock Plan	5,460,000	3.37	568,846
2010 Stock Plan	947,988	2.21	6,052,012
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	10,171,605	$2.44	6,857,241

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•
On January 8, 2010, pursuant to a consulting agreement for investor relations and business development services, we issued Market Development Consulting Group, Inc.: (i) 140,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 400,000 shares of common stock at $1.70 per share.  The warrant is exercisable immediately, shall expire on December 31, 2019, and is freely assignable in whole or in part.   We also agreed to register the shares underlying the warrant with the SEC for resale.

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

•
On January 6, 2011, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 120,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 596,675 shares of common stock at $2.14 per share.  The common stock is deliverable on April 1, 2011.  The warrant is exercisable immediately, shall expire on January 6, 2021, and is freely assignable in whole or in part.   We also agreed to register the shares underlying the warrant with the SEC for resale.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2011.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2010 to 2009.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” and “Trends & Outlook” section (see also “Risk Factors” in Part I, Item 1A of this Annual Report). Our actual results may differ materially.

Overview

We are focused on the development and commercialization of treatments based on transplanting human neural stem cells and small molecule compounds.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license sixteen (16) issued patents and twenty-nine (29) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Trends & Outlook

Revenue

In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, We had no other revenues for the year ended December 31, 2010.  Our focus is on: (i) successfully managing our two (2) sponsored clinical trial, and (ii) preparing for the initiation of our IND relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

Long-term, we anticipate our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

In November 2010, we were awarded three Federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. The funding will help us move our small molecule treatment for depression into the clinic, and advance our ongoing trial to treat ALS with our spinal cord stem cells. The third grant will go to developing our IGF1-expressing neural stem cell therapy product, which could also target ALS. In this program, we are focused on engineering our spinal cord neurons to over-express molecules of interest, such as IGF1 (insulin-like growth factor 1). As of December 31, 2010, we have received $575,406 of the grant.  We expect to receive the balance of the funds during the first quarter of 2011.  These are one-time grants.

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

We have formed a wholly owned subsidiary in the People’s Republic of China  This subsidiary will primarily conduct research with regard to stem cells.

Clinical Trials

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 18 patients at an estimated cost of $130,000 per patient. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on. We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.  To date, we have treated 11 patients.  It is still too early in the trials to make any determination as to its level of success, if any.

On August 22, 2010, we filed our second IND with the FDA. The IND is being filed in connection with our proposed Phase I clinical trials for Chronic Spinal Cord injury.  As of the date of this report, the FDA has not approved our IND.

Small Molecule Compounds

In December of 2010, the FDA approved our IND application to initiate a Phase I(a) safety trial to test NSI-189, our first small molecule compound, for the treatment of major depression.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to clinical phase of development.  Additionally, commencing with our fiscal year 2011, we will no longer qualify as a smaller reporting company.  As a result, we will incur additional costs and expenses with regard to our legal and financial compliance, including compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002.

We anticipate that as a result of our outsource model, our G&A expenses related to our core business will increase at a slower rate than that of similar companies.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Revenue Recognition— In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, We had no other revenues for the year ended December 31, 2010.  We had no revenues for the year ended December 31, 2009.  Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured and will be affected by particular transactions we may enter into in the future.  To date, we have had only grant revenue.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ending December 31, 2010 and 2009, no impairment losses were recognized.

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

Stock Based Compensation—The Company accounts for equity instruments issued to non-employees in accordance with guidance issued by FASB.  Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.  We recognized $5,240,882 and $4,556,916 in stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

Results of Operations

Revenue

In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. As of December 31, 2010, we have received $575,406 of the grant.  We received the balance of the funds during the first quarter of 2011.  These are one-time grants. The Company did not have revenues for the twelve months ended December 31, 2009.

Operating Expenses

Operating expenses totaled $15,918,319 in 2010 and $10,466,549 in 2009.

			Change in
			2010
	Twelve Months Ended Dec. 31,		Versus 2009
	2010	2009	$	%
Operating Expenses
Research & development	$9,163,810	$5,346,904	$3,816,906	71%
General & administrative expense	6,623,758	5,030,981	1,592,777	32%
Depreciation and amortization	130,751	88,664	42,087	47%

Total expense	$15,918,319	$10,466,549	$5,451,770	52%

Research and Development Expenses

Our R&D expenses consist primarily of  contractors charges and personnel expenses  associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as proof of principle for new indications; toxicology studies; costs associated with cell processing and process development; facilities-related costs and supplies. Clinical trial expenses include payments to  research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants.

Research and development expenses totaled $9,163,810 in 2010,  compared to $5,346,904 in 2009.  The increase of $3,816,906, or 71%, from 2009 to 2010 was primarily attributable to the costs in 2010 of beginning clinical trials for ALS; completing the application to the FDA to begin clinical trials on our small molecule compound NS-189 for Depression and our stem cells for chronic spinal cord injury, and the development of proof of principle for new applications for our stem cells. Of the $5,346,904 increase in R&D spending, $3,619,570 was attributable to increased spending on external contractors.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $6,623,758 in 2010, compared with $5,030,981 in 2009.  The increase of $1,592,777, or 32%, from 2009 to 2010 was primarily attributable to increased litigation expenses and non cash stock based compensation.  These two categories accounted for $1,303,509 of the expenses increase.

Depreciation and Amortization

Depreciation and amortization expenses totaled $130,751 in 2010, compared with $88,664 in 2009.  The increase of $42,087 or 47% from 2009 to 2010 was primarily attributed to fixed asset and higher amortization of patents resulting from more patent additions over the past year.

Nonoperating (expense) income

Nonoperating (expense) income totaled $(3,202,419) and $102,186 for the twelve months ended December 31, 2010 and 2009, respectively.  The nonoperating income or expense is discussed below.

	Twelve Months Ended December 31,
	2010	2009

Nonoperating income:

Interest income	$59,277	$19,614
Interest expense	(2,662)	(776)
Warrant issuance and modification expense	(1,906,800)	-
(Loss) Gain on change in fair value adjustment of warrant obligations	(1,352,234)	83,348

Total nonoperating (expense) income	$(3,202,419)	$102,186

Interest income totaled $59,277 in 2010 compared to $19,614 in 2009. The increase of $39,663 for the twelve months ended December 31, 2010 compared to the comparable period in 2009 was attributable to higher cash balances, offset by reduced interest rates on short term savings.

Interest expense was $2,662 in 2010 and $776 in 2009. The increase in 2010 as compared to 2009 was attributable to the short term financing of some insurance costs.

 The Company had a warrant modification expense of $1,906,800 in 2010.  Details of the transaction are in Note 2 to the financial statements.

 On January 1, 2009 we reclassified the fair value of common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue.  We established a warrant liability of $6.6 million to recognize the fair value of such warrants. In the twelve months ended December 31, 2009, the fair value of these common stock purchase warrants decreased to $6,462,039.  In the twelve months ended December 31, 2010, we converted, redeemed or modified more than 82% of the warrants that were outstanding at the beginning of the year which had price protection features.  These modifications removed the price protection features.  These modifications also reduced the Company’s derivative liability to $1,250,839  at December 31, 2010.  An increase in the Company’s stock price resulted in an expense for the period of $1,352,234.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. Currently, our monthly cash burn rate is approximately $900,000.   In the event our second IND is accepted by the FDA and we elect to commence the trials, we expect our monthly cash burn rate will increase to approximately $1.2 million.  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from December 31, 2010, assuming we do not commence our second IND.  We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.  We anticipate that our available cash and expected income will be sufficient to finance our current activities for at least the next 12 months from December 31, 2010, although certain activities and related personnel may need to be reduced.

			Change in 2010
	Twelve Months Ended December 31,		Versus 2009
	2010	2009	$	%
Cash and cash equivalents	$9,261,233	$2,309,774	6,951,459	301%

Net cash used in operating activities	$(9,981,244)	$(5,144,820)	4,836,424	94%
Net cash used in investing activities	$(332,675)	$(210,784)	121,891	58%
Net cash provided by financing activities	$17,265,378	$2,762,099	14,503,279	525%

Total cash and cash equivalents was $9,261,233 at December 31, 2010, compared with $2,309,774 at December 31, 2009.  The increase in our cash and cash equivalents of $6,951,459 or 301%, from December 31, 2009 to December 31, 2010 was primarily attributable to the exercise of outstanding warrants and the registered offering of our securities during the twelve months ending December 31, 2010.

Net Cash Used in Operating Activities

Operating activities required $9,981,244 for the twelve months ended December 31, 2010 compared to $5,144,820 for the same period in 2009. The increase of $4,836,424 in cash consumption, or 94%, for the twelve months ended December 31, 2010 compared to the same period in 2009 was primarily attributable to the initiation of our clinical trials and increase in legal expenses.

Net Cash Used in Investing Activities

We used $332,675 of cash in connection with investment activities for the twelve months ended December 31, 2010 and $210,784 in 2009.  The increase in our cash use of $121,891, or 58%, for the twelve months ended December 31, 2010 compared to the same period in 2009 was primarily attributable to an increase in purchases of equipment during the year, as well as additional patent work.

Net Cash Provided by Financing Activities

We raised $17,265,378 and $2,762,099 in net proceeds from the issuance of our securities during the twelve months ended December 31, 2010 and 2009, respectively.

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

•
In June of 2010, we sold approximately 3,571,436 units, through a registered direct offering.  Each unit consists of one common share and 0.75 common share purchase warrant.   Each unit was sold for $2.80.  Each warrant has an exercise price of $3.25 per share, and is exercisable for a period of three years.  As a result of the offering, we received gross proceeds of approximately $10 million, and net proceeds of $9,271,519.

•
In the period January through December 2010, Series A warrant holders exercised an aggregate of 583,005 warrants.  The exercise price of the Series A warrants is $1.25 per share.  As a result of the exercises, we received gross proceeds of $728,756.

•
In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  The prospectus is a part of a registration statement that we filed with the SEC on October 14, 2010, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $50,000,000.  In 2010, we had no sales of our common stock under this sales agreement with Stifel, Nicolaus & Company, Incorporated. Stifel, Nicolaus & Company, Incorporated will be paid compensation equal to 3.5% of the gross proceeds pursuant to the terms of the agreement.

•	In the fourth quarter of 2010, holders of 402,822 “stand alone” warrants, with strike prices between $0.50 and $1.49, exercised them for total net proceeds of $209,396.

•	The Company incurred placement agent commissions for the exercise of Series A, B, and C warrants, which total $671,094

Call of Series B Warrants

During the first quarter of 2006, we issued an aggregate of 2,019,231 Series B warrants in connection with a private placement of our securities. The Series B warrants contained a call provision allowing us to redeem the warrants for $.01 per warrant share, upon 30 days notice, provided the following two conditions were met:  (a) we receive approval of our IND, and (b) a registration statement covering the resale of the warrant shares shall be effective.  As a result, Series B warrant holders exercised their respective warrants in the first quarter 2010, which resulted in us issuing 1,993,876 common shares and receiving gross proceeds in the amount of $2,492,345.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuralstem, Inc.

We have audited the accompanying balance sheets of Neuralstem, Inc. (the “Company”) as of December 31, 2010 and 2009, and the statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Neuralstem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company

Baltimore, Maryland
March 15, 2011

Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,261,233	$2,309,774
Prepaid expenses	246,887	143,600
Other current assets	322,127	-

Total current assets	9,830,247	2,453,374

Property and equipment, net	200,084	196,755
Intangible assets, net	500,154	301,560
Other assets	60,875	55,716

Total assets	$10,591,360	$3,007,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,032,931	$791,607
Accrued bonus expense	453,240	769,215
Fair value of warrant obligations	1,250,839	-

Total current liabilities	2,737,010	1,560,822

LONG-TERM LIABILITIES

Fair value of warrant obligations	-	6,462,039

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.01 par value; 150 million shares authorized, 46,897,529 and 35,743,831 shares outstanding in 2010 and 2009 respectively	468,975	357,438
Additional paid-in capital	93,339,506	62,193,937
Accumulated deficit	(85,954,131)	(67,566,831)
Total stockholders' equity (deficit)	7,854,350	(5,015,456)

Total liabilities and stockholders' equity (deficit)	$10,591,360	$3,007,405

See notes to financial statements.

Neuralstem, Inc.

Statements of Operations

	Twelve Months
	Ended December 30,
	2010	2009

Grant revenues	$733,438	$-
Operating expenses:
Research and development costs	9,163,810	5,346,904
General and administrative expenses	6,623,758	5,030,981
Depreciation and amortization	130,751	88,664
	15,918,319	10,466,549
Operating loss	(15,184,881)	(10,466,549)

Nonoperating (expense)income:
Interest income	59,277	19,614
Interest expense	(2,662)	(776)
Warrant issuance and modification expense	(1,906,800)	-
(Loss) gain from change in fair value adjustment of warrant obligations	(1,352,234)	83,348
Total nonoperating (expense) income	(3,202,419)	102,186

Net loss attributable to common shareholders	$(18,387,300)	$(10,364,363)

Net loss per share - basic and diluted	$(0.42)	$(0.30)

Weighted average common shares outstanding - basic and diluted	43,466,074	34,280,882

See notes to financial statements.

Neuralstem, Inc.

Statements of Cash Flows

	Twelve Months
	Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(18,387,300)	$(10,364,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	130,752	88,664
Share based compensation expenses	5,240,882	4,556,916
Warrant issuance and modification expense	1,906,800	-
Loss/(gain) from change in fair value adjustment of warrant obligations	1,352,234	(83,348)

Changes in operating assets and liabilities:
Prepaid expenses	(43,287)	(7,313)
Other assets	(327,286)	(2,744)
Accounts payable and accrued expenses	213,570	243,657
Accrued bonus expenses	(67,609)	423,711
Net cash used in operating activities	(9,981,244)	(5,144,820)

Cash flows from investing activities:
Acquisition of intangible assets	(256,353)	(122,406)
Purchase of property and equipment	(76,322)	(88,378)
Net cash used in investing activities	(332,675)	(210,784)

Cash flows From financing activities:
Proceeds from issuance of common stock from warrants exercised	7,993,859	-
Proceeds from issuance of common stock from private placement	9,271,519	2,762,099
Net cash provided by financing activities	17,265,378	2,762,099

Net increase (decrease)in cash and cash equivalents	6,951,459	(2,593,505)

Cash and cash equivalents, beginning of period	2,309,774	4,903,279

Cash and cash equivalents, end of period	$9,261,233	$2,309,774

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,662	$776
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	(6,563,180)	-
Prepayment of services through common stock issuance	(240,000)	-
Payment of contract services through common stock issuance	(50,000)	-
Issuance of common stock from executive bonuses	(248,367)	(372,033)

See notes to financial statements.

Neuralstem, Inc.

Statements of Changes In Shareholders' Equity (Deficit)

For the years ended December 31, 2010 and 2009

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2009	33,751,300	$337,513	$61,352,527	$(57,486,795)	$4,203,245
Cumulative effect of reclassification of warrants to liabilities			(7,044,118)	284,327	(6,759,791)
Balance, January 1, 2009, as adjusted	33,751,300	337,513	54,308,409	(57,202,468)	(2,556,546)

Share based payment - employee compensation			4,556,916		4,556,916

Issuance of common stock through Private Placement ($1.25 per share), net of financing costs of $96,608.	800,000	8,000	895,392		903,392
Issuance of common stock from warrants exercised ($1.25 per share), net of financing costs of $31,300.	320,505	3,205	575,741		578,946
Issuance of common stock in settlement of outstanding 2008 bonus due to officers (225,475 shares at $1.65 per share)	225,475	2,255	369,778		372,033
Issuance of common stock through Private Placement ($2.32 per share), net of financing costs of $5,833	646,551	6,465	1,487,701		1,494,166
Net loss				(10,364,363)	(10,364,363)
Balance at December 31, 2009	35,743,831	357,438	62,193,937	(67,566,831)	(5,015,456)

Share based payments			4,918,282		4,918,282
Issuance of common stock through Private Placement ($2.80 per share), net of financing costs of $728,501.	3,571,436	35,714	9,235,805		9,271,519
Issuance of common stock for prepaid consulting services.	140,000	1,400	238,600		240,000
Issuance of common stock for consulting services.	45,000	450	49,550		50,000
Issuance of common stock from warrants exercised (between $0.50 and $1.49 per share), net of issuance costs of $671,094.	7,261,108	72,612	7,921,246		7,993,858
Warrant issuances and modifications			8,445,309		8,445,309
Extinguishment of fair value of warrant obligations from warrant expiration			24,671		24,671
Issuance of restricted common stock in payment for Director's compensation ($2.17 per share)	15,000	150	64,950		65,100
Issuance of restricted common stock in payment for 2009 executive bonuses ($2.05 per share)	121,154	1,211	247,156		248,367
Net loss				(18,387,300)	(18,387,300)
Balance at December 31, 2010	46,897,529	$468,975	$93,339,506	$(85,954,131)	$7,854,350

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Neuralstem, Inc. (“Company”) is a biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases for which there are no cures. The Company was founded in 1997 and currently has  laboratory and office space in Rockville, Maryland and a laboratory in San Diego California. The Company is also in the process of establishing laboratory facilities in China. At December 31, 2010, the investment in the Chinese operations was immaterial, so we did not present consolidated financial statements.

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

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

These financial statements have been prepared on the basis that the Company will continue as a going concern.  Such assertion contemplates the significant losses recognized to date and the challenges we anticipate with respect to obtaining near-term funding under prevailing and forecasted economic conditions.  The Company continues to be fully committed and has the capacity to continue to provide necessary capital and liquidity to fund continuing operations.   The Company can contract cash outflows in the event attempts to raise capital are unsuccessful.

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

The Company's business currently does not generate cash. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations into the first quarter of 2012.

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

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities.  Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements.  The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Significant New Accounting Pronouncements

The following accounting pronouncements, if implemented, would have no effect on the financial statements of the company.

In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition.  The new guidance allows for revenue recognition contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive.  It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company will adopt this guidance beginning with agreements entered into on or after January 1, 2011.  The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

Share Based Payments

We have granted stock-based compensation awards to employees and board members.  Awards may consist of common stock, restricted stock units, warrants, or stock options.  Our stock options and warrants have up to a ten year life.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

During the twelve months ended December 31, 2010, we granted 817,004 options, and in the similar period ended December 31, 2009, we granted 270,000 options. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $5,240,882 and $4,556,916 in share-based compensation expense during the twelve months ended December 31, 2010 and 2009, respectively, from the vesting of stock options or warrants. Included in the expense for the twelve months ended December 31, 2010, is $180,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock.  During the twelve month period ended December 31, 2010, there were 62,042 options that expired.  There were no options that expired during the same period in 2009.

Note 2. Stockholders’ (Deficit) Equity

Preferred and Common Stock

The authorized stock of the Company consists of 7,000,000 shares of blank check preferred stock with a par value of $0.01 and 150,000,000 shares of common stock with par value of $0.01.  None of the blank check preferred shares have been issued.

•
The Company completed a registered offering of 800,000 common shares at $1.25 per share increasing equity by approximately $1,000,000 in June 2009, less approximately $97,000 in related placement and closing costs.

•	In September 2009 and December 2009, several warrant holders exercised 320,505 warrants at $1.25 per warrant increasing equity by approximately $401,000 less $31,300 in related financing costs.
•	In December 2009, the Company completed a private placement of 646,551 common shares at $2.32 per share increasing equity by approximately $1,500,000 less approximately $6,000 in related costs.
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

•
On July 8, 2010, the Company awarded 121,154 restricted shares of common stock to executives in payment of 2009 bonus awards.  The shares were immediately vested, but may not be exercised for 5 years from the date of the award.  The share price on the date of the award was $2.57.

•
In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  The prospectus is a part of a registration statement that we filed with the SEC on October 14, 2010, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $50,000,000.  In 2010, we did not sell any of our common stock under this sales agreement with Stifel, Nicolaus & Company, Incorporated. Stifel, Nicolaus & Company, Incorporated will be paid compensation equal to 3.5% of the gross proceeds pursuant to the terms of the agreement.

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

•
On June 3, 2009 we granted a consultant 100,000 options to purchase common shares at a price of $1.13.  The options were issued as compensation for services rendered.  The grant was made pursuant to our 2005 Stock Plan.  The options vest as follows:  25,000 vested immediately; 25,000 vest at the six month anniversary; 25,000 vest at the twelve month anniversary; 25,000 vest at the eighteen month anniversary.  The options expire on June 3, 2019.

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

•
On January 15, 2010, we issued a consultant options to purchase an aggregate of 45,000 common shares at $2.40 per share.  The options vest as follows: (i) 25,000 upon grant; and (ii) 20,000 on December 31, 2010.  The options have a term of 5 years

•	On January 15, 2010, we issued a consultant options to purchase an aggregate of 100,000 common shares at $2.40 per share. The options are 100% vested upon grant and have a term of 7 years.
On July 12, 2010 we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $2.51.  The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement.  The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee.  These options vest quarterly over the grant year and expire 7 years from the date of grant.
•
On November 11, 2010, we issued 602,004 options to company executives in payment of 2009 Long Term Incentive Awards.  The grant was made pursuant to our 2010 Stock Plan. The options will have an exercise price of $2.21 per share, vest quarterly over three years, and have a term of 10 years.  The options cannot be sold for a period of five years after award.

•
On November 15, 2010, we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $2.17 per share.  The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement.  The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee.  These options vest quarterly over the grant year and expire 7 years from the date of grant.

During the twelve months ended December 31, 2010, we granted 817,004 options.  In the previous year we granted 270,000 options. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.   We recognized $5,240,882 and $4,556,916 in share-based compensation expense during the twelve months ended December 31, 2010 and 2009, respectively, from the vesting of stock options or warrants.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	8,800,659	$2.55	8.2	$-

Granted	270,000	1.33	8.2	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at January 1, 2010	9,070,659	$2.52	7.2	$-

Granted	817,004	2.27	-	$-
Exercised	-	-	-	-
Forfeited	(62,042)	4.98	-	-

Outstanding at December 31, 2010	9,825,621	$2.48	6.4	$4,256,700

Exercisable at December 31, 2010	7,332,783	$2.29	6.0	$4,213,550

Range of
Exercise	Outstanding
Price	Options	Expiration Dates

$0.50 - 2.00	3,070,000	2015 - 2019
$ 2.01 - 3.00	1,932,004	2013 - 2020
$3.01 - 4.00	4,818,275	2012 - 2018
$4.01 - 8.00	2,042	2011
$8.01 - higher	3,300	2011

	9,825,621

Share-based compensation included in the statements of operations for the twelve months ended December 31, 2010 and 2009 was as follows:

	Twelve Months Ended December 31,
	2010	2009

Research and development costs	$2,840,465	$2,887,001
General and administrative expenses	2,400,417	1,669,915
Total	$5,240,882	$4,556,916

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the twelve months ended December 31, 2010 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value

Balance at January 1, 2010	-	$-
Granted	296,369	2.21
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at December 31, 2010	296,369	$2.21

•
On November 11, 2010, we granted 281,369 restricted stock units (RSUs) to company executives in payment of 2009 Long Term Incentive Awards.  The RSUs vest quarterly over three years.  Subject to certain exceptions, the stock cannot be sold for a period of five years after award.

•
On November 15, 2010, we granted 15,000 RSUs to an independent director for compensation related to a change in the provisions of the independent director’s amended remuneration plan.  The RSUs vest immediately, but cannot be sold for a period of five years after the award.

Stock Warrants

During the years ended December 31, 2009 and 2010 the company issued the following warrants:

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
•
On October 1, 2009 we granted a consultant warrants to purchase 100,000 shares at a price of $1.49.  The warrants are fully vested and have a cashless exercise provision.  The warrants expire on 10/1/2016.

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

•
In June of 2010, we issued an aggregate 2,678,577 warrants in connection with a registered direct offering.  Each warrant has an exercise price of $3.25 per share, and is exercisable for a period of three years.

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

A summary of warrant activity follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2009	13,079,762	$2.27	2.0	-

Granted	2,536,000	1.25
Exercised	(320,505)	1.25
Forfeited	-	-

Outstanding at December 31, 2009	15,295,257	1.82	2.0	-

Granted	7,509,983	2.55	3.9	-
Exercised	(7,323,191)	1.20	-	-
Forfeited	(25,355)	1.25	-	-

Outstanding at December 31, 2010	15,456,694	$2.47	3.4	$2,190,458

Exercisable at December 31, 2010	13,456,694	$2.24	2.6	$2,190,458

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

FASB ASC Subtopic 815-40, Contracts in Entity’s Own Equity provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

 Effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  In the twelve months ended December 31, 2010, 7,348,546 of the common stock purchase warrants were exercised or forfeited.  The fair value of the remaining warrants increased, due to a higher stock price, resulting in a $1,352,234 expense for the twelve months ended December 31, 2010.

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

	December 31,	December 31,
	2010	2009

Annual dividend yield	0	0
Expected life (months)	1.75	7.2-24
Risk free interest rate	0.14%	.20%-1.14%
Expected volatility	68.80%	62%-98%

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

Warrant Modification Expense

In February 2010, we extended the lives of warrants for 706,752 shares of common stock with a strike price of $1.25 for two years.  The warrants had been issued earlier in exchange for extinguishment of debt.  The warrants were due to expire in March 2012.  As a result of the term change, we recorded a Warrant Modification Expense charge of $171,531 for the twelve months ended December 31, 2010.  In addition, as a fulfillment of agreements with certain vendors, 3,881,005 warrants were reissued in January and March 2010 to replace warrants that had been exercised during the period.  As a result of the reissue of these warrants, the Company recognized a Warrant Modification Expense charge of $1,735,269.  The total expense for the twelve months ended December 31, 2010 was $1,906,800.

Valuation and Expense Information for Share-based Compensation

The following table summarizes the stock-based compensation expense related to share-based payment awards under this accounting guidance for the year ended December 31, 2010 and 2009, which was allocated as follows:

	Twelve Months Ended December 31,
	2010	2009

Research and development costs	$2,840,465	$2,887,001
General and administrative expenses	2,400,417	1,669,915
Total	$5,240,882	$4,556,916

The fair value of options granted in fiscal years 2010 and 2009 reported above have been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2010	2009
Dividend yield	0%	0%
Expected volatility range	46% to 87%	46% to 85%
Risk-free interest rate range	0.61 to 4.96%	0.74 to 4.96%
Expected life	2 to 6.5 yrs	2 to 6.5 yrs

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

As stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2010 and December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management judgment.

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2010 is $2.27 per share.  The weighted average estimated fair value of employee stock options granted during the year ended December 31, 2009, was $1.33.

Loss per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plan, using the treasury stock method. All of the Company’s restricted stock units, options and warrants, which are common stock equivalents, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

	For The Twelve Months
	Ended December 31,
	2010	2009

Basic:
Net loss attributable to common shareholders	$(18,387,300)	$(10,364,363)
Weighted average common shares outstanding	43,466,074	34,280,882
Basic and diluted loss per common share	$(0.42)	$(0.30)

Note 3. Property and Equipment

The major classes of property and equipment consist of the following:

	2010	2009
Furniture and Fixtures	$15,990	$14,400
Computers and office equipment	54,008	47,109
Lab equipment	348,411	280,579

	$418,409	$342,088
Less accumulated depreciation	(218,325)	(145,333)
Property and equipment, net	$200,084	$196,755

Depreciation expense for the years ended December 31, 2010 and 2009 was $72,993 and $55,554, respectively.

Note 4. Intangible Assets

The Company holds patents related to its stem cell research. Patent filing costs were capitalized and are being amortized over the life of the patents. The company has determined that the intangibles purchased have a seventeen year useful life. The Company follows FASB guidelines in determining if there is any impairment. The Company determined that no impairment to the assigned values had occurred. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2010 and 2009:

	2010		2009
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Patent filing fees	$621,762	$(121,608)	$365,409	$(63,849)

Amortization expense for the years ended December 31, 2010 and 2009 was $57,759 and $33,110, respectively.

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

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2010 and 2009:

	2010	2009
Net operating loss carry-forwards	$21,789,496	$17,842,957
Valuation allowance	(21,789,496)	(17,842,957)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company has net operating loss carryforwards of approximately $54.5 million. The Company has also reported certain other tax credits, the benefit of which has been deferred. The Company’s NOL carryforwards and credits will begin to expire in the tax year 2012. The timing and manner in which these net operating loss carryforwards and credits may be utilized in any year by the Company will be limited to the Company’s ability to generate future earnings and also may be limited by certain provision of the U.S. tax code.

Note 6. Commitments and Contingencies

We currently lease two facilities. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville MD, 20850. We lease these facilities consisting of approximately 3,200 square feet for $12,130 per month. The term of our lease expires on January 31, 2012

We entered into a lease in September 2009 consisting of approximately 2,375 square feet of research space in San Diego, California, at a monthly lease rate of $4,806.  The lease terminates in August of 2011.

The Company recognized $165,676 and $217,386 in rent expense for the years ended December 31, 2010 and December 31, 2009, respectively.

The Company is currently obligated under two written employment agreements with Messrs Garr and Johe. Both agreements terminate on October 31, 2012.  Pursuant to Mr. Garr's agreement, he receives a salary of $407,000 per annum and in the event of termination prior to the completion of the agreement, the Company would pay Mr. Garr one million dollars ($1,000,000).   Pursuant to Mr. Johe’s agreement, he receives $422,100 per annum and in the event of termination prior to the completion of the agreement, Company would pay Mr. Johe one million dollars ($1,000,000).  In addition, pursuant to both the agreements any and all stock options, warrants, restricted stock or restricted stock units granted would accelerate and vest immediately in the event the agreements are terminated early.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements at December 31, 2010 using
		Dec. 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Assets:
	Cash and cash equivalents	$9,261,233	$9,261,233	$-	$-

Liabilities:
	Fair value of warrant obligations	1,250,839	-	-	1,250,839

		Fair value measurements at December 31, 2009 using
		Dec. 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Assets:
	Cash and cash equivalents	$2,309,774	$2,309,774	$-	$-

Liabilities:
	Fair value of warrant obligations	6,462,039	-	-	6,462,039

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009

Fair value of warrant obligations at beginning of period	$6,462,039	$-

Cumulative effect of reclassification of warrants to liabilities at beginning of period	-	6,759,791

Extinguishment through warrant exercises and modifications	(6,563,180)	(214,404)

Extinguishment through warrant expirations	(254)	-

Net loss (gain) for change in fair value included in the statement of operations for period	1,352,234	(83,348)

Fair value of warrant obligations at end of period	$1,250,839	$6,462,039

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

We adopted the FASB guidance as of January 1, 2009.  As is discussed in Note 1 and 2, as of that date we had 8,547,762 warrants which were reassessed under the new guidance. Because of certain price adjustment provisions contained in the warrants, they were no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception.  Hence, these warrants were determined to be derivatives and were reclassified from equity to liabilities.  As a result of this change in accounting principle, on January 1, 2009 we recorded these liabilities at their value of $6,759,791.  At that date we also recorded a cumulative catch up adjustment of $284,327 to reduce the accumulated deficit and a $7,044,118 decrease to additional paid-in capital.  The adjustment to the accumulated deficit (the cumulative income effect of the accounting change) was calculated for the decrease in the fair value of the warrants from the date of their issuance through January 1, 2009.

These warrant liabilities will be marked to fair value from January 1, 2009 going forward resulting in the recognition of gain or loss in our statement of operations for changes in their fair value.   In the twelve months ended December 31, 2010, we recognized a loss from the change in the fair value of these warrant obligations of $1,352,234.

In the first quarter of 2010, the Company converted, redeemed or modified more than 70% of the warrants outstanding at the beginning of the year which had price protection features. These changes removed the price protection features. In 2009 we were not able to account for these as equity, and so treated them as long term liabilities.  These changes significantly reduced the Company’s derivative liability from $6,462,039 at December 31, 2009 to $1,250,839 at December 31, 2010.

Note 9.  Subsequent Events

In the first quarter of 2011, the Company redeemed or cancelled the remainder of the outstanding A warrants at the beginning of the year that had price protection features.    The Company reduced its derivative liability to zero for the first quarter.  Series A warrant holders redeemed 1,468,775 warrants at $1.25 for a total of $1,826,346 in additional financing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. The Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees. Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2010, the Company’s internal control over financial reporting were effective.

Stegman & Company has issued an attestation report on our internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm in Item 8.

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

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors consists of four members. Our bylaws provide for a staggered board consisting of 3 groups. The following sets forth our current directors, information concerning their ages and background, and information concerning their respective groups.

Class I Directors

The following directors are Class I directors and will serve until our 2012 annual meeting:

Name	Principal Occupation	Age	Director Since
Scott Ogilvie(1)	CEO and President of Gulf Enterprises International, Ltd. Director of Neuralstem, Inc.	56	2007

(1)           Mr. Ogilvie qualifies as an independent director within the meaning of the NYSE Amex rules and regulations.

Class II Directors

The following directors are Class II directors and will serve until our 2013 annual meeting:

Name	Principal Occupation	Age	Director Since
William Oldaker(1)	Partner at Oldaker Group LLC	69	2007
	Director of Neuralstem, Inc.

Stanley Westreich(1)	Investor	74	2/2011

(1)           Messrs. Oldaker and Westreich qualify as independent directors within the meaning of the NYSE Amex rules and regulations.

Class III Directors

The following directors are Class III directors and will serve until our 2011 annual meeting:

Name	Principal Occupation	Age	Director Since
I. Richard Garr	Chief Executive Officer, President, General Counsel and Director of Neuralstem, Inc.	58	1996

Karl Johe, Ph.D	Chief Scientific Officer, Chairman of the Board and Director of Neuralstem, Inc.	50	1996

Mr. I. Richard Garr, JD, age 58, has been a director and our Chief Executive Officer since 1996.  Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board member of the First Star Foundation, a children’s charity focused on abused children’s issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society. In evaluating Mr. Garr’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his broad experience in Neural Stem Cells.  He is among the longest serving executives in the field.

Mr. Karl Johe, Ph.D., age 50, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international  science and business communities.  Mr. Johe is also multilingual.

Mr. William Oldaker, age 69, has served on our board of directors since April 12, 2007. Mr. Oldaker is a founder and partner in the Washington, D.C. law firm of Oldaker Group LLC. Prior to founding the firm in 1993, Mr. Oldaker was a partner in the Washington office of the law firm of Manatt, Phelps and Phillips from 1987 to 1993. In 2004, Mr. Oldaker was a founder of Washington First Bank in Washington, D.C. and serves as a member of the board of directors. He previously served as a director of Century National Bank, from 1982 until its acquisition in 2001. Mr. Oldaker was appointed by President Clinton to serve as a commissioner on the National Bioethics Advisory Commission, a post he held until 2001. He is a member of the Colorado, D.C. and Iowa Bar Associations, the Bar Association for the Court of Appeals, D.C., and the Bar of the United States Supreme Court. He is also a partner in The National Group, a consulting firm. In evaluating Mr. Oldaker’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience with managing and developing federal government regulations and expertise in the legislative process. He also was a founding member, and has served on the board of directors of a bank for almost thirty years.

Mr. Scott V. Ogilvie, age 56, has served on our board of directors since April 12, 2007.  Mr. Ogilvie is President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, (“Gulf”) a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate board experience in finance, real estate, and technology companies.  During the past 5 years, Mr. Ogilvie has served on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (OTCBB:INVC) and Preferred Voice Inc, (OTCBD:PRFV) and GenSpera, Inc. (OTCBB: GNSZ). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Mr. Stanley Westreich, age 74, joined our board of director on February 15, 2011.  Mr. Westreich is the manager of Westreich Services, LLC, a private investment and advisory firm which he founded in 2005.  Prior to founding Westreich Services, LLC, Mr. Westreich was President of Westfield Realty, Inc., a real estate development and construction company, from 1965 to 2005.  From July 26, 1994 to May 2010 he served as a director of Capital One Financial Corporation and also served as a director of Capital One Bank (USA), National Association.  He served as a member of the Capital One Financial Corporation Compensation Committee from March 1995 through February 2010 and was its Chairman from March 1995 through April 2005. He has also served on the Capital One Financial Corporation Finance and Trust Oversight Committee from April 2004 to May of 2010.  In evaluating Mr. Westreich’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior experience on the board of Capital One Financial and its related committees as well as his track record at Westreich Reality, Inc..

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
I. Richard Garr	Chief Executive Officer, President, General Counsel	58	1996

Karl Johe, Ph.D.	Chief Scientific Officer	50	1996

John Conron	Chief Financial Officer	60	4/1/2007

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports.  Based solely on our review of Forms 3, 4 and 5, the following table provides information regarding any of the reports which were filed late.

		No. of Transactions
Name of Reporting Person	Type of Report and Number Filed Late	Reported Late
William Oldaker	Form 5 – Annual Statement of Changes in Beneficial Ownership of Securities (1 Report)	5
William Oldaker	Form 4– Statement of Change in Beneficial Ownership (1Report)	2
Scott Ogilvie	Form 4– Statement of Change in Beneficial Ownership (1 Report)	2
John Conron	Form 4– Statement of Change in Beneficial Ownership (1Report)	2
Richard Garr	Form 4– Statement of Change in Beneficial Ownership (1Report)	2
Karl Johe	Form 4– Statement of Change in Beneficial Ownership (1Report)	2

Code of Ethics

We have adopted a "Code of Ethics” that applies to our officer, directors and employees.  We have also adopted a “Finance Code of Professional Conduct” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and any persons who participate in our financial reporting process.  We have also adopted “Corporate Governance Guidelines” which provide guidelines with regard to our Board of Directors, Executive Officers as well as compensation.  A copy of our codes can be viewed on our website at www.neuralstem.com.

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

Director	Audit Committee	Nomination and Corporate Governance Committee	Compensation Committee
William Oldaker	Chair	Member	Member
Scott Ogilvie	Member	Chair	Chair
Stanley Westreich	Member	—	Member

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs Ogilvie, Oldaker and Westreich. The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the board. The committee's purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements, and the performance of our internal audit function and independent auditor. The committee reviews and assesses the qualitative aspects of financial reporting to shareholders, our processes to manage business and financial risk, and compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment (subject to shareholder ratification), compensation, retention, and oversight of our independent auditor.

Our board of directors has determined that Messrs Ogilvie, Oldaker and Westreich are “audit committee financial expert” within the meaning of SEC rules.  An audit committee financial expert is a person who can demonstrate the following attributes:  (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

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

There has been no material change to the procedures by which security holders may recommend nominees to our board of directors since we last provided such disclosure in our definitive proxy statement filed with the SEC in connection with our 2008 annual meeting.  We did however adopt a formal “Corporate Governance Guidelines” which provide guidelines with regard to our Board of Directors, Committees of the Board, Executive Officers as well as compensation.

Although the Nomination and Corporate Governance Committee will take into regard diversity in the identification of Director nominees, we do not have a formal policy with regard to the consideration of diversity in identifying Director nominees.  The Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses.

Compensation Committee

The Compensation Committee's role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs. Messrs Ogilvie, Oldaker and Westreich are the members of the Compensation Committee.

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

Independent Directors
Our board of directors has determined that Messrs Ogilvie, Oldaker and Westreich are each “independent” as that term is defined by the NYSE Amex.

ITEM 11.            EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer (PEO) and (ii) all other executive officers of Neuralstem, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal year ended December 31, 2010 (together the “Named Executive Officers”).

						Nonequity	Non-qualified
				Stock		Incentive	deferred
Name and			Bonus	Awards	Option	Plan	compensation	All other
principal		Salary	($)	($)	Award	Compensation	earning	Compensation	Total
position	Year	($)	(d)	(e)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(3)	(3)	(f)(2)	(g)	(h)	(i)(1)	(j)

I. Richard Garr	2010	$407,000	204,200	345,250	305,250			121,137	$1,382,837
Chief Executive	2009	$407,000	52,584	157,754	-			48,688	$666,026
President, General Counsel (“PEO”)

Karl Johe	2010	$422,100	253,260	316,575	316,575			6,000	$1,314,510
Chief Scientific Officer	2009	$422,100	204,508	68,169	-			6,000	$700,777

John Conron	2010	$225,000	18,750	114,000	76,500			6,000	$440,250
Chief Financial Officer	2009	$225,000	7,481	22,444	-			6,000	$260,925

Thomas Hazel	2010	180,000	15,000	-	-			-	$195,000
Senior Vice President of Research	2009	$180,000	15,000	-	-			-	$195,000

(1)	Includes automobile allowance, perquisites and other personal benefits.

(2)	For additional information regarding the valuation of Option Awards, refer to Note 2 of our financial statements in the section captioned "Stock Options."

(3)	For additional information regarding the valuation of Stock Awards, refer to Note 2 of our financial statements in the section captioned “Preferred and Common Stock.”

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

Officer	Severance	Accelerated Vesting of Awards(1)	Total
I Richard Garr	$1,000,000	$1,944,000	$2,944,000
(1)	Derived from the intrinsic value of the stock options as of 12/31/10 using a market value of $2.12 for the Company’s common stock.
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

Officer	Severance	Accelerated Vesting of Awards(1)	Total
Karl Johe, Ph.D	$1,000,000	$1,944,000	$2,944,000
(1)	Derived from the intrinsic value of the stock options as of 12/31/10 using a market value of $2.12 for the Company’s common stock.

Mr. Johe’s agreement contains non-solicitation, and confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions as discussed.

Employment Agreement with John Conron.

On April 1, 2008, our written employment agreement with Mr. Conron, our Chief Financial Officer, terminated pursuant to its terms.  Accordingly, Mr. Conron is currently an at-will employee.  We currently pay Mr. Conron an annual salary of $225,000.  In addition, Mr. Conron receives performance bonuses as determined from time to time by our Compensation Committee.    Mr. Conron also receives a $500 monthly automobile allowance.

Employment Arrangement with Thomas Hazel

We have a written employee agreement with Mr. Hazel, our Senior Vice President of Research.   We pay Mr. Hazel an annual salary of $180,000 in connection with his employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options; stock that has not vested; equity incentives; and awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year ending December 31, 2010.

Name (a)		Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un- earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

I. Richard Garr	(1)	1,200,000	0		$0.50	7/28/15
	(2)	1,400,000	700,000		$3.66	1/1/18
	(3)	-	263,147		$2.21	11/15/20	138,122	292,819
Karl Johe (4)	(5)	1,200,000	0		$0.50	7/28/15
	(6)	333,333			$3.01	10/31/15
	(7)	1,400,000	700,000		$3.66	1/1/18
	(8)	-	272,909		$2.21	11/15/20	143,247	303,684
John Conron	(9)	100,000			$3.15	4/1/15
	(10)	50,000			$2.60	4/1/18
	(11)	1,000,000	-		$2.60	4/1/18
	(12)	-	65,948		$2.21	11/15/20	34,615	73,384
Thomas Hazel	(13)	120,000	80,000		$1.89	8/11/18

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

(3)
On November 11, 2010, we granted our CEO an option to purchase 263,147 common shares and 138,122 restricted stock units.  The award was granted under our 2010 Stock Plan.  The awards vest quarterly over three years effective November 11, 2010.  The only vesting condition is Mr. Garr’s continued employment.

(4)	Outstanding equity awards for Mr. Johe do not include warrants to purchase an aggregate of 3,000,000 common shares that were issued on June 5, 2007.

(5)
On July 28, 2005, we granted our CSO an option to purchase 1,200,000 common shares.  The option was granted under our 2005 Stock Plan.  The option vests annually over 4 years at a rate of 300,000 per year.  The applicable vesting dates are July 28, 2006, 2007, 2008 and 2009.  The only vesting condition is Mr. Johe’s continued employment.

(6)
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

(7)
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

(8)
On November 11, 2010, we granted our CSO an option to purchase 272,909 common shares and 143,247 shares of restricted stock units.  The award was granted under our 2010 Stock Plan.  The awards vest quarterly over three years effective November 11, 2010.  The only vesting condition is Mr. Johe’s continued employment.

(9)	In April of 2007, we granted our CFO an option to purchase 100,000 common shares pursuant to his employment contract. The option is fully vested as of December 31, 2008.

(10)	On April 1, 2008, we granted our CFO an option to purchase 50,000 common shares. The grant was made pursuant to Mr. Conron’s employment agreement. The option was fully vested at the grant date.

(11)
On April 1, 2008, we granted our CFO an option to purchase 1,000,000 common shares.  The option vests at an annual rate of 333,333 per year.  The vesting dates are April 1, 2009, 2010 and 2011.  The only vesting condition is Mr. Conron’s continued employment.

(12)
On November 11, 2010, we granted our CFO an option to purchase 65,948 common shares and 34,615 shares of restricted stock.  The award was granted under our 2010 Stock Plan.  The awards vest quarterly over three years effective November 11, 2010.  The only vesting condition is Mr. Conron’s continued employment.

(13)
On August 8, 2008, we granted the Sr. Vice President of Operations an option to purchase 200,000 common shares.  The grant was made pursuant to Mr. Hazel’s employment agreement.  The option vests at 40,000 immediately on award and the remainder annually over 4 years at a rate of 40,000 per year.

Director Compensation

The following table summarizes the compensation for our board of directors for the fiscal year ended December 31, 2010:

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Oldaker
Independent Director(1)(3)	$43,750	32,550	21,363				$97,663
Audit Committee(2)	$5,000		5,341				$10,341
Compensation Committee(2)	$3,500		5,341				$8,841
Nomination Committee(2)	$5,000		5,341				$10,341

Scott Ogilvie
Independent Director(1)(3)	$43,750	32,550	21,363			4,237	$101,900
Audit Committee(2)	$5,000		5,341				$10,341
Compensation Committee(2)	$2,000		5,341				$7,341
Nomination Committee(2)	$5,000		5,341				$10,341

(1)
On July 12, 2010, pursuant to our adopted director compensation plan, we issued to each of Messrs. Ogilvie and Oldaker options to purchase 20,000 shares of our common stock.  The options were issued pursuant to our 2007 Stock Plan. The exercise price per share is $2.51 and will expire 10 years from the date of grant.  The individual grants vest on July 12, 2011.

(2)
On July 12, 2010, pursuant to our adopted director compensation plan, we issued to each of Messrs. Ogilvie and Oldaker, options to purchase 15,000 shares of our common stock (5,000 shares per each committee on which they serve). The options were issued pursuant to our 2007 Stock Plan.  The exercise price per share is $2.51 and the options vest on July 12, 2011.

(3)
On November 15, 2010, pursuant to a meeting of the Compensation Committee, the Company awarded existing independent directors an additional 15,000 restricted fully paid and vested common shares to compensate for changes to the new director compensation structure.  Mr. Oldaker received restricted stock units (RSUs) and Mr. Ogilvie received restricted stock.

Director Compensation Plan

Our Compensation Committee has adopted a formal outside director compensation plan to assist us in attracting and retaining qualified directors.  In November of 2010, the plan was modified.  Accordingly, our directors are compensated as follows:

Legacy Plan (Ended December 31, 2010)

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

Current Plan (Effective January 1, 2011)

Securities

First Year Grant.  Upon joining the board, individual will receive a restricted stock grant equal to 25,000. The restricted shares shall vest as follows: (i) 12,500 shall vest on the one month anniversary of joining the Board; and (ii) 12,500 shall vest quarterly over a one year period commencing on the date such Director joins the Board. All current eligible directors will receive, in addition to their Annual Grant, 15,000 shares of restricted stock.

Annual Grant.  Starting on the first year anniversary of providing service, and each subsequent anniversary thereafter, each eligible director will be granted, at the directors’ election, options purchase 20,000 shares of common stock or the equivalent value of restricted shares or restricted stock units. These Annual Grants will vest quarterly during the year.

Committee Grant.  Each Director will receive either options to purchase an additional 5,000 shares or the equivalent value of restricted shares or restricted stock units for each committee on which he or she serves. These Committee Grants will vest quarterly during the year.   The exercise price for the options to be granted to the independent directors shall be the market price of the stock on each applicable grant date. With regard to options, the options shall expire 7 years from the grant date. The option, restricted stock or restricted stock units will be granted pursuant to our incentive stock option plans, or as directed by the Board of Directors.

All restricted stock grants and restricted stock units will contain a restriction prohibiting the sale of the shares until such time as the director ceases to provide services to the company, or upon a change in control.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2011, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares (3)	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)

Directors and named executive officers
Karl Johe, Ph.D	1,740,674	3,956,075	5,696,749	11.78%
I. Richard Garr	1,443,308	2,621,929	4,065,237	8.41%
Stanley Westreich	1,470,402		1,470,402	3.04%
John Conron	66,743	1,155,495	1,222,238	2.53%
William Oldaker	104,300	156,250	260,550	* %
Scott Ogilvie	15,000	156,250	171,250	* %
Thomas Hazel, Ph.D	0	120,000	120,000	* %
All directors and executive officers as a group (7 persons)			13,006,426	26.89%

*	Less than one percent.

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

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 48,366,304 shares of common stock issued and outstanding as of March 1, 2011.

(3)	Shares include fully paid issued and outstanding shares, restricted shares and restricted share units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Summarized below are certain transactions and business relationships between Neuralstem and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2009 or which have been proposed since December 31, 2010.

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

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors, Stegman & Company, for our 2010 and 2009 fiscal years:

Type of Fees	2010	2009

Audit Fees	$94,367	$69,256

Audit Related Fees (1)	23,000	-

Tax Fees	6,500	6,000

All Other Fees
Total Fees	$123,867	$75,256

(1)	Fees associated with issuance of comfort letter.

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Stegman & Company and has determined that the provision of such services to us during fiscal 2010 and in connection with the audit of our 2010 fiscal year financials is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Stegman & Company did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

I.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.
2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

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

NEURALSTEM, INC

Dated: March 16, 2011	By:	/S/ I Richard Garr
I Richard Garr
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	March 16, 2011
I. Richard Garr	(Principal executive officer)

/s/ John Conron	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2011
John Conron

/s/ Karl Johe	Chairman of the Board and Director	March 16, 2011
Karl Johe

/s/ William Oldaker	Director	March 16, 2011
William Oldaker

/s/ Scott Ogilvie	Director	March 16, 2011
Scott Ogilvie

/s/ Stanley Westreich	Director	March 16, 2011
Stanley Westreich

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
1.01	Form of Placement Agent Agreement dated June 28, 2010		8-K	1.01	001-33672	6/29/10

1.02	Form of Amendment to Placement Agent Agreement dated June 28, 2010		8-K	1.02	001-33672	6/29/10

1.03	ATM Equity Offering Sales Agreement dated November 22, 2010, between Neuralstem, Inc. and Stifel, Nicolaus & Company , Incorporated		8-K	1.1	001-33672	11/22/10

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.05	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.06	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.07	Form of Registration Rights Agreement dated March 15, 2007		8-K	4.3	333-132923	3/16/07

4.08**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.09	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	333-132923	3/27/08

4.10	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008	8-K	4.1	001-33672	12/18/08

4.11	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009	S-3/A	10.1	333-157079	02/3/09

4.12	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.13	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.14	Form of Consultant Warrant Issued January 8, 2010	10-K	4.20	001-33672	3/31/10

4.15	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.16	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.17	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.18	Form of Warrants dated June 29, 2010	8-K	4.01	001-33672	6/29/10

4.19**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.20	Form of Consultant Warrant issued October 1, 2009 and 2010	S-3	4.07	333-169847	10/8/10

4.21**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan.	S-8	4.06	333-172563	3/1/11

4.22**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05	Form of Securities Purchase Agreement dated June 29, 2010	8-K	10.01	001-33672	6/29/10

10.06	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	*

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of the Registrant	*

23.01	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.