Form 10-Q
period 2011-03-31
Neuralstem, Inc.
filed 2011-05-10
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of May 4, 2011 there were 48,486,304  shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,546,424	$9,261,233
Prepaid expenses	192,217	246,887
Other current assets	-	322,127

Total current assets	8,738,641	9,830,247

Property and equipment, net	232,198	200,084
Intangible assets, net	537,435	500,154
Other assets	201,763	60,875

Total assets	$9,710,037	$10,591,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$810,876	$1,032,931
Accrued bonus expense	223,097	453,240
Fair value of warrant obligations	-	1,250,839

Total current liabilities	1,033,973	2,737,010

Total liabilities	1,033,973	2,737,010

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.01 par value; 150 million shares authorized, 48,366,304 and 46,897,529 shares outstanding in 2011 and 2010 respectively	483,663	468,975
Additional paid-in capital	97,248,334	93,339,506
Accumulated deficit	(89,055,933)	(85,954,131)
Total stockholders' equity	8,676,064	7,854,350

Total liabilities and stockholders' equity	$9,710,037	$10,591,360

See accompanying notes.

Statements of Operations

	Three Months
	Ended March 31,
	2011	2010

Revenues	$-	$-

Operating expenses:

Research and development costs	1,738,728	1,899,963

General and administrative expenses	1,772,482	1,687,835

Depreciation and amortization	25,293	29,063
Total operating expenses	3,536,503	3,616,861
Operating loss	(3,536,503)	(3,616,861)

Nonoperating income (expense):
Litigation settlement	250,000	-
Interest income	22,892	5,811
Interest expense	-	(659)

Warrant issuance and modification expense	-	(1,906,800)

Gain (loss) from change in fair value adjustment of warrant obligations	161,809	(1,248,452)

Total nonoperating income (expense)	434,701	(3,150,100)

Net loss attributable to common shareholders	$(3,101,802)	$(6,766,961)

Net loss per share - basic and diluted	$(0.07)	$(0.18)

Weighted average common shares outstanding - basic and diluted	47,692,878	38,539,226

See accompanying notes

Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,101,802)	$(6,766,961)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,293	29,063

Share based compensation expenses	1,148,659	1,300,884

Warrant issuance and modification expense	-	1,906,800

(Gain)/loss from change in fair value adjustment of warrant obligations	(161,809)	1,248,452

Changes in operating assets and liabilities:
Prepaid expenses	(5,330)	12,066
Other current assets	322,127	-
Other assets	(140,888)	6,307

Accounts payable and accrued expenses	(144,555)	130,887
Accrued bonus expenses	(230,143)	5,526

Net cash used in operating activities	(2,288,448)	(2,126,976)

Cash flows from investing activities:

Acquisition of intangible assets	(44,519)	(29,207)

Purchase of property and equipment	(50,169)	(23,247)

Net cash used in investing activities	(94,688)	(52,454)

Cash flows From financing activities:

Proceeds from issuance of common stock and from warrants exercised	1,668,327	7,384,925

Net cash provided by financing activities	1,668,327	7,384,925

Net increase (decrease)in cash and cash equivalents	(714,809)	5,205,495

Cash and cash equivalents, beginning of period	9,261,233	2,309,774

Cash and cash equivalents, end of period	$8,546,424	$7,515,269

Supplemental disclosure of cash flows information:

Cash paid for interest	$-	$659

Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:

Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	1,089,030	6,212,374

Issuance of common stock for executive bonuses	77,500	-

See accompanying notes.

Statement of Changes in Stockholders' Equity
For the period from January 1, 2011 through March 31, 2011
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2011	46,897,529	$468,975	$93,339,506	$(85,954,131)	$7,854,350

Share based payments			1,088,659		1,088,659
Issuance of common stock from warrants exercised at $1.10 and $1.25 per share, net of issuance costs of $158,020.	1,468,775	14,688	1,653,639		1,668,327
Issuance of restricted common stock and restricted common stock units in payment for 2010 executive bonuses ($2.02 per share)			77,500		77,500
Warrant issuances and modifications			1,089,030		1,089,030
Net loss				(3,101,802)	(3,101,802)
Balance at March 31, 2011	48,366,304	$483,663	$97,248,334	$(89,055,933)	$8,676,064

See accompanying notes.

NEURALSTEM, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of Neuralstem, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”),  for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company is also in the process of establishing laboratory facilities in China in a wholly owned subsidiary.  At March 31, 2011, the investment in the Chinese operations was immaterial, so we did not present consolidated financial statements.

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

The Company's business generates cash on occasion from government grants and licensing agreements. These transactions are opportunistic and small relative to Company’s total funding requirement. They should be viewed as non-recurring.  The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development, and clinical/pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations into the first quarter of 2012.

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

Research and Development

Research and development expenses consist primarily of costs associated exclusively in the development of treatments for central nervous system diseases, and the Company is in clinical trials for both pharmaceutical and stem cell based treatments.  These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes as well as the cost of our stem cell and pharmaceutical clinical trials. Research and development costs are expensed as they are incurred.

Loss per Common Share

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.

	For The Three Months
	Ended March 31,
	2011	2010

Basic:
Net loss attributable to common shareholders	$(3,101,802)	$(6,766,961)
Weighted average common shares outstanding	47,692,878	38,539,226
Basic and diluted loss per common share	$(0.07)	$(0.18)

Share Based Payments

We have granted stock-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  The restricted stock units grant the right to fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  Vesting of the restricted stock units is the same as the options.

We granted 10,000 options during the three months ended March 31, 2011.  No options were granted for the three months ended March 31, 2010.   We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $1,148,659 and $1,300,884 in share-based compensation expense during the three months ended March 31, 2011 and 2010, respectively.  Included in the expense for the three months ended March 31, 2011, is $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock, issued in April 2010.

A summary of stock option activity during the three months ended March 31, 2011and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	9,825,621	$2.48	6.4	$-

Granted	10,000	2.02	9.9	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2011	9,835,621	$2.48	6.2	$3,304,700

Exercisable at March 31, 2011	7,442,950	$2.28	5.8	$3,304,700

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010

Research and development costs	$553,380	$836,196
General and administrative expenses	595,279	464,688
Total	$1,148,659	$1,300,884

We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2011 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value

Balance at January 1, 2011	296,369	$2.21
Granted	44,802	2.02
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at March 31, 2011	341,171	$2.18

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2011	15,456,694	2.47	3.4	-

Granted	596,675	2.14	9.7	-
Exercised	(1,468,775)	1.24	-	-
Forfeited	(432,239)	1.81	-	-

Outstanding at March 31, 2011	14,152,355	$2.60	3.9	$1,236,864

Exercisable at March 31, 2011	12,152,355	$2.37	3.2	$1,236,864

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

Effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  On February 23, 2011, all remaining common stock purchase warrants which have exercise price reset and anti-liquidation features expired, effectively eliminating the derivative liability.  In the three months ended March 31, 2011, warrant holders exercised 1,404,625 of these warrants and 32,239 expired.  This resulted in a net gain in the change in fair value of warrants of $161,809 for the period.

These common stock purchase warrants were initially issued in connection with placement of the Company’s common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	Mar. 31,	Mar. 31,
	2011	2010

Annual dividend yield	-	-
Expected life (months)	0.0-1.2	5.5
Risk free interest rate	0.08-0.15%	0.24%
Expected volatility	8%-35%	61%

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

In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition.  The new guidance allows for revenue recognition contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive.  It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company has adopted this guidance beginning with agreements entered into on or after January 1, 2011.  The adoption of this standard did not have a material impact on its financial position and results of operations.

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

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Our warrant obligations which expired in February 2011 were considered Level 3 items.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at March 31, 2011 using
	Mar. 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$8,546,424	$8,546,424	$-	$-

	Three months ended March 31, 2011	Three months ended March 31, 2010

Fair value of warrant obligations at beginning of period	$1,250,839	$6,462,039

Extinguishment through warrant exercises and modifications	(1,089,030)	(6,212,374)

Extinguishment through warrant expirations	-	(254)

Net (gain) loss for change in fair value included in the statement of operations for period	(161,809)	1,248,452

Fair value of warrant obligations at end of period	$-	$1,497,863

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity

During the first three months ended March 31, 2011, various warrant holders exercised 1,468,775 warrants at $1.10 and $1.25 per warrant increasing equity by approximately $1.67 million, net of $158,020 in related financing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three month period ended March 31, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) and the Financial Statements and notes thereto included elsewhere in this Form 10-Q.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.neuralstem.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2011.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three months ended March 31, 2011 to the comparable period of 2010.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Executive Overview

We are focused on the development and commercialization of treatments based on transplanting human neural stem cells and small molecule compounds.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research.  We own or exclusively license sixteen (16) issued patents and twenty-nine (29) patent pending applications in the field of regenerative medicine, related technologies as well as our small molecule compounds. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Clinical Trials

Stem Cells

On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”).  The first patient in our study was dosed on January 21, 2010 at Emory University in Atlanta Georgia.  The trial will ultimately consist of up to 18 ALS patients, who will be examined at regular intervals post-surgery, with final review of the data to come six months after the last patient is treated.  To date, we have treated 12 patients.  With the completion of the first three patient groups (totaling 12 patients) we have reached a the planned pause in the trial while the FDA reviews the results to date. The Principal Investigator for the trial presented interim safety data on the first nine patients in April.  She reported that all nine ALS patients remain alive and that there were no unresolved serious adverse reactions related to surgery. Of the three ambulatory patients who were treated, all remain ambulatory with no serious adverse events secondary to surgery. The Company hopes to get clearance to resume the trial by the end of the summer.

On August 22, 2010, we filed our second IND in connection with our proposed Phase I clinical trials for chronic spinal cord injury.  In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold.  At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application.

Pharmaceutical  Compounds

The company has begun Clinical trials to evaluate the safety of its drug, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in Neuralstem's neurogenerative small molecule drug platform.  In February of 2011, we dosed our first patient and commenced our Phase IA clinical trial.  This Phase IA trial will test a single oral administration of NSI-189 in healthy volunteers and seeks to determine the maximum tolerated single dose.  The trial has two phases, IA and IB.    The IB is also a safety study involving actual depression patients. It is still too early in the trials to make any determination as to its level of success, if any.

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

Pharmaceutical Compounds

The Company has developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier).   We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impact diseases.   In July of 2009, the U.S. Patent and Trademark Office issued the patent covered by patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” which claims four chemical entities and any pharmaceutical composition included in them.

NS-189 is the first in a class of compounds that Neuralstem plans to develop into orally administered drugs for MDD and other psychiatric disorders.

In mice, NSI-189 both stimulated neurogenesis of the hippocampus and increased its volume.  Additionally, NSI-189 stimulated neurogenesis of human hippocampus-derived neural stem cells in vitro. We believe NSI-189 may reverse the human hippocampal atrophy seen in major depression and other disorders.

The Neuralstem small molecule platform results from discoveries made through Neuralstem's ability to generate stable human neural stem cell lines suitable for screening large chemical libraries. The platform complements our cell therapy platform, in which brain and spinal cord stem cells are transplanted directly into diseased areas to repair and/or replace diseased or dead cells.

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

Operating Strategy

We employ an outsourcing strategy where we outsource all of our Good Laboratory Practices (“GLP”) preclinical development activities and GMP manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”) as well as all non-critical corporate functions.  Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices.  This outsource model allows us to better manage cash on hand and eliminates non-vital expenditures.  It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by our competitors.

Employees

As of March 31, 2011, we had 13 full-time employees and 4 full time independent contractors.  Of these employees, 7 work on research and development and 6 in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4841. Our website is located at www.neuralstem.com. We have not incorporated by reference into this prospectus the information in, or that can be accessed through, our website, and you should not consider it to be a part of this prospectus.

Trends & Outlook

Revenue

We generated no revenues from the sale of our products for the year ended December 31, 2010 or for the three months ended March 31, 2011. On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case. We are mainly focused on: (i) successfully managing our two (2) sponsored clinical trials, and (ii) preparing for the initiation of our IND relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

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

We have formed a wholly owned subsidiary in the People’s Republic of China  This subsidiary will primarily conduct research with regard to stem cells.  Our investment to date is considered immaterial.

Clinical Trials

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 18 patients at an estimated cost of $130,000 per patient. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Our spending on an individual patient will be spread over the life of the trial as the majority of our costs are incurred after the patient has been operated on.  We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.  To date, we have treated 12 patients.  It is still too early in the trials to make any determination as to its level of success.

On August 22, 2010, we filed our second IND with the FDA. The IND is being filed in connection with our proposed Phase I clinical trials for Chronic Spinal Cord injury.  As of the date of this report, the FDA has not approved our IND.

Small Molecule Compounds

In December of 2010, the FDA approved our IND application to initiate a Phase I(a) safety trial to test NSI-189, our first small molecule compound, for the treatment of major depression.  In February of 2011, we dosed our first patient and commenced our Phase IA clinical trial of our lead small molecule compound to treat major depression.  It is still too early in the trials to make any determination as to its level of success, .

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to clinical phase of development.  Additionally, we have now transitioned to accelerated filer status with the SEC and will no longer be able to use the scaled disclosure afforded to smaller reporting companies.   As a result, we will incur additional costs and expenses with regard to our legal and financial compliance, including compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Revenue Recognition— In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act.  We had no revenues from the sale of our products for the years ended December 31, 2010 or 2009, or for the three month periods ended March 31, 2011 or 2010.  On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case. Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured and will be affected by particular transactions we may enter into in the future.  To date, we have only had revenue from government grants and licensing agreements.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three month periods ended March 31, 2011 and 2010, no impairment losses were recognized.

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

              Income Taxes - Income taxes are provided for using the liability method of accounting in accordance with accepted accounting standards.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

We adopted the guidance issued by the FASB related to share based payments.  This guidance requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of $1,148,659 and $1,300,884 respectively.

RESULTS OF OPERATIONS

First Quarter of 2011 Compared to the first Quarter of 2010

Revenue

In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects.   During 2010, we have received $575,406 of the grant.  During the three months ended March 31, 2011, we received the balance of $158,032 which was recorded as a receivable at December 31, 2010.  These are one-time grants. On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd. ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone  payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case.  The success of ReNeuron’s development of these products is uncertain.  We did not generate any revenues from the sale of our products in 2010 or the first quarter of 2011.

Operating Expenses

Operating expenses totaled $3,536,504 and $3,616,861 for the three months ended March 31, 2011 and 2010, respectively.

			Change in
			2011
	Three Months Ended Mar. 31,		Versus 2010
	2011	2010	$	%
Operating Expenses
Research & development	$1,738,728	$1,899,963	$(161,235)	(8)%
General & administrative expense	1,772,482	1,687,835	84,647	5%
Depreciation and amortization	25,293	29,063	(3,770)	(13)%
Total expense	$3,536,503	$3,616,861	$(80,358)	(2)%

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

Research and development expenses totaled $1,738,728 and $1,899,963 for the three months ended March 31, 2011 and 2010, respectively.   The decrease of $161,235 or 8.5%, for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to $121,581 of increased spending the first quarter of 2011 relating to beginning of our small molecule clinical trials offset by a $282,818 reduction in non-cash stock based compensation expense in the first quarter of 2011.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $1,772,482 and $1,687,835 for the three months ended March 31, 2011 and 2010, respectively.   The increase of $84,647 or 5.0% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a overall $45,944 decrease in cash expenses, offset by a $130,591 increase in non-cash stock based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses totaled $25,293 and $29,063 for the three months ended March 31, 2011 and 2010, respectively.   The decrease of $3,770 or 13% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to fixed assets added in prior years becoming fully depreciated.

Nonoperating income (expense)

Nonoperating  income (expense)  totaled $434,701 and ($3,150,100) for the three months ended March 31, 2011 and 2010, respectively.  The nonoperating income or expense is discussed below.

	Three Months Ended March 31,
	2011	2010

Nonoperating income (expense):

Litigation settlement	$250,000	$-
Interest income	22,892	5,811
Interest expense	-	(659)
Warrant issuance and modification expense	-	(1,906,800)
Gain (loss) from change in fair value adjustment of warrant obligations	161,809	(1,248,452)

Total nonoperating income (expense)	$434,701	$(3,150,100)

Settlement of Lawsuit

On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case.  The success of Reneuron’s development of these products is uncertain.

Interest Income/(Expense)

Interest income totaled $22,892 and $5,811for the three months ended March 31, 2011 and 2010, respectively.   The increase of $17,081for the three months ended March 31, 2011 compared to the comparable period in 2010 was attributable to slightly higher average cash balances.

There was no interest expense for the three months ended March 31, 2011, compared with $659 for the three months ended March 31, 2010.   The decrease of $659 for the three months ended March 31, 2011 compared to the comparable period in 2010 was attributable to a payoff of loans related to insurance costs in 2010.

Warrant Expenses

The Company had a warrant modification expense that totaled $0 and $1,906,800 for the three months ended March 31, 2011 and 2010, respectively.   Details of the transaction are in Note 2 to the financial statements.

On January 1, 2009 we reclassified the fair value of common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue.  We established a warrant liability of $6.6 million to recognize the fair value of such warrants. During the three months ended March 31, 2011, the fair value of these common stock purchase warrants decreased to $0 as a result of the warrants expiring or being exercised for cash.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. Currently, our monthly cash burn rate is approximately $900,000.   In the event our IND for Chronic Spinal Cord injury is accepted by the FDA and we elect to commence the trials, we expect our monthly cash burn rate will increase to approximately $1,300,000  We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work into the first quarter of 2012, assuming we do not commence our IND for Chronic Spinal Cord injury.  We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

			Change in 2011
	Three Months Ended March 31,		Versus 2010
	2011	2010	$	%
Cash and cash equivalents	$8,546,424	$7,515,269	1,031,155	14%

Net cash used in operating activities	$(2,288,448)	$(2,126,976)	161,472	8%

Net cash used in investing activities	$(94,688)	$(52,454)	42,234	81%

Net cash provided by financing activities	$1,668,327	$7,384,925	(5,716,598)	(77)%

Total cash and cash equivalents was $8,546,424 at March 31, 2011, compared with $7,515,269 at March 31, 2010.  The increase in our cash and cash equivalents of $1,031,155 or 14%, for the three months ended March 31, 2011 was primarily attributable to conversions of warrants into common shares in the first quarter of 2011.

Net Cash Used in Operating Activities

We used $2,288,448 and $2,126,976 of cash in our operating activities for the three months ended March 31, 2011 and 2010, respectively.  The increase in our cash used of $161,472 or 8% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributed to the cost of starting our small molecule clinical trials.

Net Cash Used in Investing Activities

We used $94,688 and $52,454 of cash in connection with investment activities for the three months ended March 31, 2011 and 2010, respectively.  The increase in our use of cash of $42,234 or 81% for the three months ended March 31, 2011 compared to the same period in 2010 was attributed to fixed asset additions and patent filing fees over the quarter.

Net Cash Provided by Financing Activities

We raised $1,668,327 and $7,384,925 in net proceeds from the issuance of our securities during the three months ended March 31, 2011 and 2010, respectively.

Listed below are key financing transactions entered into by us during 2010 and for the three months ended March 31, 2011:

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

•
In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.     We have had no sales of our common stock under this sales agreement with Stifel, Nicolaus & Company, Incorporated. Stifel, Nicolaus & Company, Incorporated will be paid compensation equal to 3.5% of the gross proceeds pursuant to the terms of the agreement.

•	During the first quarter of 2011, we issued an aggregate of 1,468,775 common shares as a result of warrant exercises. As a result of the exercises, we received gross proceeds of $1,668,327.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants.  On October 8, 2010 we filed a shelf registration statement registering the sale of up to $50 million of our securities from time to time.  The registration statement was declared effective on October 14, 2010.  We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  Pursuant to this sales agreement, we may sell common shares directly into the market through our sales agent from time to time.    We have had no sales of our common stock under this sales agreement with Stifel, Nicolaus & Company, Incorporated. Stifel, Nicolaus & Company, Incorporated will be paid compensation equal to 3.5% of the gross proceeds pursuant to the terms of the agreement.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this items in our quarterly reports until the first quarter of 2012.

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

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

*
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as "Plaintiffs") in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent"), alleging that the '505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs.  On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells' Motion to Dismiss, but granted Neurospheres' motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

*
On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures.  See Civil Action No. 06-1877.  We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct.  Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws.    On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit.   Both motions are fully briefed, apply to the patents at issue in Civil Action No. 08-1173 and remain pending before the Court.  In addition, a Markman Hearing was held on April 8, 2011.

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

Since inception in 1996 and through March 31, 2011, we have raised $97,731,997 of capital and recorded accumulated losses totaling $89,055,933.  On March 31, 2011, we had a working capital surplus of $7,704,668 and stockholders’ equity of $8,676,064.  Our net losses for the two most recent fiscal years have been $18,387,300 and $10,364,363 for 2010 and 2009 respectively.    We had no revenue from the sales of our products during 2010 and 2009.  On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd. ending litigation between the parties   In addition to the settlement, ReNeuron agreed to make future milestone  payments to Neuralstem based on ReNeuron's development of certain products at issue in the case. For the three months ended March 31, 2011, we had a net loss of $3,101,802. We do not anticipate generating any revenue from the sales of our products during 2011.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities.  As of March 31, 2011, we had cash and cash equivalents on hand of $8,546,424.   Presently, we have a monthly cash burn rate of approximately $900,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   We currently have two ongoing Phase I clinical trials and are seeking the approval of a third.  As a result of our ongoing, as well as proposed trials, we will need additional capital in order to pay for expenses associated with these trials as well as fund our general operations.

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

Additional financing requirements will result in dilution to existing stockholders.

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

There are no assurances that we will be able to submit or obtain FDA approval of a biologics license application in order to market and sell our products.

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

We are highly dependent on our chief executive officer, chief scientific officer and outside consultants.  Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at any time.  The loss of any of these key employee or consultant could adversely affect our opportunities and materially harm our future prospects.  In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development our business.

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

Our corporate documents and Delaware law contain provisions that could make it difficult for us to be acquired in a transaction that might be beneficial to our stockholders.

Our board of directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges, and restrictions of these shares without stockholder approval.  Additionally, our Bylaws provide for a staggered board.  These provisions in our corporate documents, along with certain provisions under Delaware law, may make it more difficult for a third party to acquire us or discourage a third party from attempting to acquire us, even if the acquisition might be beneficial to our stockholders.

Risks Relating to Our Common Stock

Our common shares are “thinly” traded.

Our common shares have historically been “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the facts that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community.  Even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, you may not be able to sell your shares if you need money or otherwise desire to liquidate your investment.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive.  Since the enactment the Sarbanes-Oxley Act, we have been classified as a smaller reporting company and as a result, we have been exempt from Section 404(b).  As of June 30, 2010, the market value of our securities exceeded the threshold for a smaller reporting company.  As a result, commencing with our annual report for the year ended December 31, 2010, we became subject to Section 404(b).  We anticipate this will further increase the costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2011, we have issued and outstanding 48,366,304 common shares, 24,357,712 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,773,874 common shares reserved for issuance pursuant to future awards under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,502,110 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

We anticipate conducting research in countries outside of the United States including through our subsidiary in the People’s Republic of China.  A number of our competitors are located in these countries and may be able to access our technology or test results.  The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property.  The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2011.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

NEURALSTEM, INC.

Date: May 10, 2011	/s/ I. Richard Garr
Chief Executive Officer

/s/ John Conron
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
1.01	Form of Placement Agent Agreement dated June 28, 2010		8-K	1.01	001-33672	6/29/10

1.02	Form of Amendment to Placement Agent Agreement dated June 28, 2010		8-K	1.02	001-33672	6/29/10

1.03	ATM Equity Offering Sales Agreement dated November 22, 2010, between Neuralstem, Inc. and Stifel, Nicolaus & Company , Incorporated		8-K	1.1	001-33672	11/22/10

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.05	Form of Securities Purchase Agreement dated March 15, 2007		8-K	4.1	333-132923	3/16/07

4.06	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.07	Form of Registration Rights Agreement dated March 15, 2007		8-K	4.3	333-132923	3/16/07

4.08**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.09	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	333-132923	3/27/08

4.10	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008	8-K	4.1	001-33672	12/18/08

4.11	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009	S-3/A	10.1	333-157079	02/3/09

4.12	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.13	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.14	Form of Consultant Warrant Issued January 8, 2010	10-K	4.20	001-33672	3/31/10

4.15	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.16	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.17	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.18	Form of Warrants dated June 29, 2010	8-K	4.01	001-33672	6/29/10

4.19**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.20	Form of Consultant Warrant issued October 1, 2009 and 2010	S-3	4.07	333-169847	10/8/10

4.21**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan.	S-8	4.06	333-172563	3/1/11

4.22**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05	Form of Securities Purchase Agreement dated June 29, 2010	8-K	10.01	001-33672	6/29/10

10.06	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	11.07	001-33672	3/16/11

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.