Form 10-Q
period 2011-06-30
Neuralstem, Inc.
filed 2011-08-09
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-1357459

NEURALSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2007292
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

9700 Great Seneca Highway
Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2011 there were 48,486,304 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,141,843	$9,261,233
Prepaid expenses	300,745	246,887
Other current assets	6,243	322,127

Total current assets	6,448,831	9,830,247

Property and equipment, net	335,777	200,084
Intangible assets, net	566,823	500,154
Other assets	68,653	60,875

Total assets	$7,420,084	$10,591,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$773,008	$1,032,931
Accrued bonus expense	381,322	453,240
Fair value of warrant obligations	-	1,250,839

Total current liabilities	1,154,330	2,737,010

Total liabilities	1,154,330	2,737,010

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 48,486,304 and 46,897,529 shares outstanding in 2011 and 2010 respectively	484,863	468,975
Additional paid-in capital	98,485,549	93,339,506
Accumulated deficit	(92,704,658)	(85,954,131)
Total stockholders' equity	6,265,754	7,854,350

Total liabilities and stockholders' equity	$7,420,084	$10,591,360

See accompanying notes.

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development costs	2,085,671	2,613,676	3,824,399	4,513,640
General and administrative expenses	1,523,226	1,550,814	3,295,708	3,238,649
Depreciation and amortization	59,971	30,601	85,264	59,663
Total operating expenses	3,668,868	4,195,091	7,205,371	7,811,952
Operating loss	(3,668,868)	(4,195,091)	(7,205,371)	(7,811,952)

Nonoperating income (expense):
Litigation settlement	-	-	250,000	-
Interest income	20,143	9,653	43,035	15,463
Interest expense	-	(1,462)	-	(2,120)
Warrant issuance and modification expense	-	-	-	(1,906,800)
Gain (loss) from change in fair value adjustment of warrant obligations	-	(764,440)	161,809	(2,012,892)
Total nonoperating income (expense)	20,143	(756,249)	454,844	(3,906,349)

Net loss attributable to common shareholders	$(3,648,725)	$(4,951,340)	$(6,750,527)	$(11,718,301)

Net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.14)	$(0.29)

Weighted average common shares outstanding - basic and diluted	48,486,304	42,450,338	48,091,019	40,505,586

See accompanying notes

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,750,527)	$(11,718,301)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85,264	59,663
Share based compensation expenses	2,207,074	2,630,742
Warrant issuance and modification expense	-	1,906,800
(Gain)/loss from change in fair value adjustment of warrant obligations	(161,809)	2,012,893

Changes in operating assets and liabilities:
Prepaid expenses	66,141	50,988
Other current assets	315,884	-
Other assets	(7,778)	6,307
Accounts payable and accrued expenses	(182,423)	353,055
Accrued bonus expense	(71,918)	(180,877)
Net cash used in operating activities	(4,500,092)	(4,878,730)

Cash flows from investing activities:

Investment in intangible assets	(105,665)	(92,493)
Purchase of property and equipment	(181,960)	(26,391)
Net cash used in investing activities	(287,625)	(118,884)

Cash flows From financing activities:

Proceeds from issuance of common stock from warrants exercised	1,668,327	7,442,066
Issuance of common stock from private placement	-	9,271,519
Net cash provided by financing activities	1,668,327	16,713,585

Net (decrease)increase in cash and cash equivalents	(3,119,389)	11,715,971

Cash and cash equivalents, beginning of period	9,261,233	2,309,774

Cash and cash equivalents, end of period	$6,141,843	$14,025,745

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$1,462
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:

Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	1,089,030	6,285,613

Issuance of common stock for executive bonuses	77,500	-

Payment of services through common stock issuance	240,000	240,000

See accompanying notes.

Neuralstem, Inc.
Statement of Changes in Stockholders' Equity
For the period from January 1, 2011 through June 30, 2011
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2011	46,897,529	$468,975	$93,339,506	$(85,954,131)	$7,854,350

Share based payments			2,087,074		2,087,074

Issuance of common stock from warrants exercised at $1.10 and $1.25 per share, net of issuance costs of $158,020.	1,468,775	14,688	1,653,639		1,668,327

Issuance of restricted common stock and restricted common stock units in payment for 2010 executive bonuses ($2.02 per share)			77,500		77,500

Warrant issuances and modifications			1,089,030		1,089,030

Issuance of common stock for prepaid consulting services	120,000	1,200	238,800		240,000

Net loss				(6,750,527)	(6,750,527)

Balance at June 30, 2011	48,486,304	$484,863	$98,485,549	$(92,704,658)	$6,265,754

See accompanying notes.

NEURALSTEM, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company is also in the process of establishing laboratory facilities in China in a wholly owned, recently established, subsidiary.  At June 30, 2011, our investment in the Chinese operations was immaterial, so we did not present consolidated financial statements.

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

The Company's business generates cash on occasion from government grants and licensing agreements. These transactions are opportunistic and small relative to Company’s total funding requirement. They should be viewed as non-recurring.  The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development, and clinical/pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations to the end of 2011.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

Revenue Recognition

Our revenue recognition policies are in accordance with guidance issued by the SEC and Financial Accounting Standards Board (FASB).  Historically, our revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  More recently, we have recognized revenue from federal grants through the Patient Protection and Affordable Care Act.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

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

	For The Six Months
	Ended June 30,
	2011	2010

Basic and Diluted:
Net loss attributable to common shareholders	$(6,750,527)	$(11,718,301)
Weighted average common shares outstanding	48,091,019	40,505,586
Basic and diluted loss per common share	$(0.14)	$(0.29)

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

We granted 10,000 stock options during the six months ended June 30, 2011.  We granted 145,000 stock options for the six months ended June 30, 2010.   We recorded related compensation expenses as our stock options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $2,207,074 and $2,630,742 in share based compensation expense during the six months ended June 30, 2011 and 2010, respectively.  Included in the expense for the six months ended June 30, 2011, is $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock as of April 1, 2010 and $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock as of April 1, 2011.

A summary of stock option activity during the six months ended June 30, 2011 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	9,825,621	$2.48	6.4	$-

Granted	10,000	2.02	6.6	$-
Exercised	-	-	-	-
Forfeited	(3,300)	16.67	-	-
Outstanding at June 30, 2011	9,832,321	$2.48	5.9	$2,481,700

Exercisable at June 30, 2011	7,844,818	$2.29	5.9	$2,481,700

Share-based compensation expense included in the statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,
	2011	2010

Research and development costs	$553,380	$703,299
General and administrative expenses	505,035	626,559
Total	$1,058,415	$1,329,858

	Six Months Ended June 30,
	2011	2010

Research and development costs	$1,106,760	$1,539,495
General and administrative expenses	1,100,314	1,091,247
Total	$2,207,074	$2,630,742

We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the six months ended June 30, 2011 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value

Balance at January 1, 2011	296,369	$2.21
Granted	44,802	2.02
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at June 30, 2011	341,171	$2.18

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value

Outstanding at January 1, 2011	15,456,694	2.47	3.4	-

Granted	596,675	2.14	9.8	-
Exercised	(1,468,775)	1.24	-	$1,147,121
Forfeited	(432,239)	1.81	-	-

Outstanding at June 30, 2011	14,152,355	$2.60	3.7	$526,620

Exercisable at June 30, 2011	12,152,355	$2.37	3.4	$526,620

The Company used the following assumptions for determining the fair value of options and warrants granted under the Black-Scholes option pricing model:

	June 30,	June 30,
	2011	2010

Annual dividend yield	-	-
Expected life (years)	2 - 6.5	2 - 6.5
Risk free interest rate	0.01 - 4.76	0.74 - 4.96%
Expected volatility	72.6% - 75.4%	46% - 87%

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

Effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants.  On February 23, 2011, all remaining common stock purchase warrants which have exercise price reset and anti-liquidation features expired, effectively eliminating the derivative liability.  In the three months ended March 31, 2011, warrant holders exercised 1,404,625 of these warrants and 32,239 expired.  This resulted in a net gain in the change in fair value of warrants of $161,809 for the period ended March 31, 2011.  There were no further transactions associated with these warrants subsequent to March 31, 2011.

These common stock purchase warrants were initially issued in connection with placement of the Company’s common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	June 30,
	2011	2010

Annual dividend yield	N/A	-
Expected life (months)	N/A	0.33
Risk free interest rate	N/A	0.18%
Expected volatility	N/A	61%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a group of similar companies for recent periods that correspond to the expected life of the warrants. We believe this method produced an estimate that is representative of our expectations of future volatility over the expected term of these warrants.  We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life was estimated by management based on the remaining term of the warrants. The risk-free interest rate was based on the rate for U.S. Treasury securities over the expected life.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at June 30, 2011 using
	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$6,141,843	$6,141,843	$-	$-

	Fair value measurements at June 30, 2010 using
	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash and cash equivalents	$14,025,745	$14,025,745	$-	$-

Liabilities:

Fair value of warrant obligations	$2,189,064	$-	$-	$2,189,064

	Three months ended June 30, 2011	Three months ended June 30, 2010

Fair value of warrant obligations at beginning of period	$-	$1,497,863

Extinguishment through warrant exercises and modifications	-	(73,239)

Extinguishment through warrant expirations	-	-

Net (gain) loss for change in fair value included in the statement of operations for period	-	764,440

Fair value of warrant obligations at end of period	$-	$2,189,064

	Six months ended June 30, 2011	Six months ended June 30, 2010

Fair value of warrant obligations at beginning of period	$1,250,839	$6,462,039

Extinguishment through warrant exercises and modifications	(1,089,030)	(6,285,613)

Extinguishment through warrant expirations	-	(254)

Net (gain) loss for change in fair value included in the statement of operations for period	(161,809)	2,012,892

Fair value of warrant obligations at end of period	$-	$2,189,064

Note 4.   Stockholders’ Equity

During the six months ended June 30, 2011, various warrant holders exercised 1,468,775 warrants at $1.10 and $1.25 per warrant increasing equity by approximately $1.67 million, net of $158,020 in related financing costs.  There were no warrants exercised during the three months ended June 30, 2011.

Note 5.   Subsequent Events

In August 2011, the Company announced it received a U.S. Department of Defense (DOD) contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. The contract award is $1.6 million for the first year of the project, of which Neuralstem will receive $625,000. The DOD has three one-year options to continue the program after the first year based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015).

In July the Company announced that it has received a patent covering the transplantation of human neural cells for the treatment of neurodegenerative conditions from the Russian Federation. The claims include methods of culturing the cells as well as treating amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), spinal cord injuries, traumatic brain injury, multiple sclerosis, cerebral palsy, epilepsy, Huntington's disease and other conditions through cell transplantation.

In July the Company also  announced that it has received notice of allowance for U.S. Patent Applications 12/939,897 and 12/939,914 entitled: "Compositions to Effect Neuronal Growth." The patents cover three new compounds and include both structure and method claims for inducing neurogenesis and the growth of new neurons, both in-vitro and in-vivo.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three and six month period ended June 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2011.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three and six months ended June 30, 2011 to the comparable periods of 2010.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Clinical Trials

Stem Cells

On December 18, 2008 we filed our first Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to begin a clinical trial to treat Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”).  The first patient in our study was dosed on January 21, 2010 at Emory University in Atlanta Georgia.  The trial will ultimately consist of up to 18 ALS patients, who will be examined at regular intervals post-surgery, with final review of the data to come six months after the last patient is treated.  To date, we have treated 12 patients.  With the completion of the first three patient groups (totaling 12 patients) we have reached the planned pause in the trial while the FDA reviews the results to date. We expect to receive approval to continue the trial and begin transplanting the next cohort this summer.

On August 22, 2010, we filed our second IND which was our proposed Phase I clinical trials for chronic spinal cord injury.  In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold.  At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application.  We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was created for the next phase of the ALS trial.

Pharmaceutical  Compounds

The Company has begun Clinical trials to evaluate the safety of its drug, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in Neuralstem's neurogenerative small molecule drug platform.  In February of 2011, we dosed our first patient and commenced our Phase IA clinical trial.  This Phase IA trial will test a single oral administration of NSI-189 in healthy volunteers and seeks to determine the maximum tolerated single dose.  The trial has two phases, IA and IB.    The IB is also a safety study involving actual depression patients. It is still too early in the trials to make any determination as to its level of success, if any.  The phase 1A trial should be completed in August 2011; and we also expect approval to begin the 1B and the commencement of the 1B trial in the 3rd quarter of 2011.

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

The Company received a U.S. Department of Defense (DOD) contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. The contract award is $1.6 million for the first year of the project, of which Neuralstem will receive $625,000. The DOD has three one-year options to continue the program after the first year based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015).

Current cancer therapies do not work on the majority of brain tumors. The Company will be engineering our cells to attack brain cancer in three ways: first, by expressing an antibody known to suppress tumor growth; second, by expressing an enzyme that selectively kills tumor cells; and third by expressing an antiangiogenic protein that will starve the tumors by preventing the formation of the blood vessels that feed them.

The Company  believes that transplantation of its cells into the brain provides a unique route of administration through which to deliver these three anti-tumor therapies. Neural stem cells are known to migrate to tumors and thus should be particularly well suited to the task. Additionally, because we are transplanting the cells directly into the brain, these drugs can be delivered directly into the brain without exposing a patient's peripheral organs to the powerful doses needed to kill the cancer cells.

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

NS-189 is the first in a class of compounds that Neuralstem plans to develop into orally administered drugs for Major depressive disorder (“MDD”) and other psychiatric disorders.

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

Operating Strategy

We employ an outsourcing strategy where we outsource all of our Good Laboratory Practices (“GLP”) preclinical development activities and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”) as well as all non-critical corporate functions.  Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices.  This outsource model allows us to better manage cash on hand and eliminates non-vital expenditures.  It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by our competitors.

Employees

As of June 30, 2011, we had 12 full-time employees and 4 full time independent contractors.  Of these employees, 6 work on research and development and 6 in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our products for the year ended December 31, 2010 or for the three and six months ended June 30, 2011. On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case. We are mainly focused on: (i) successfully managing our two (2) sponsored clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

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

We have formed a wholly owned subsidiary in the People’s Republic of China.  This subsidiary will primarily conduct research with regard to stem cells.  Our investment to date is considered immaterial.

Clinical Trials

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta. We estimate that the Phase I trial for ALS will require 18 patients at an estimated cost of $130,000 per patient. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial and third party trial monitoring and data collection. Spending on an individual patient will be expensed as incurred.  We expect trial spending to gradually decrease to $100,000 per month after a number of patients have been treated.  To date, we have treated 12 patients.  It is still too early in the trials to make any determination as to its level of success.

On August 22, 2010, we filed our second IND with the FDA. The IND is being filed in connection with our proposed Phase I clinical trials for Chronic Spinal Cord injury.  As of the date of this report, the FDA has not approved our IND.  We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was created for the next phase of the ALS trial.

Small Molecule Compounds

In December of 2010, the FDA approved our IND application to initiate a Phase IA safety trial to test NSI-189, our first small molecule compound, for the treatment of major depression.  In February of 2011, we dosed our first patient and commenced our Phase IA clinical trial of our lead small molecule compound to treat major depression.  It is still too early in the trials to make any determination as to its level of success.

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

Revenue Recognition— In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act.  We had no revenues from the sale of our products for the years ended December 31, 2010 or 2009, or for the three and six month periods ended June 30, 2011 or 2010.  On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case. Our revenues, to date, have been derived primarily from providing treated samples for gene expression data from stem cell experiments and from providing services as a subcontractor under federal grant programs. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured and will be affected by particular transactions we may enter into in the future.  To date, we have only had revenue from government grants and licensing agreements.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and six month periods ended June 30, 2011 and 2010, no impairment losses were recognized.

 Accounting for Warrants - We have adopted FASB guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives and must be valued using various assumptions as they are recorded as liabilities.

Research and Development Costs - Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

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

Stock Based Compensation - The Company accounts for equity instruments issued to non-employees in accordance with guidance issued by FASB.  Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

We adopted the guidance issued by the FASB related to share based payments.  This guidance requires compensation costs related to share-based payment transactions to be recognized in the financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and 2010

Revenue

We did not generate any revenues from the sale of our products in 2010 or the three months ended June 30, 2011.

Operating Expenses

Operating expenses totaled $3,668,868 and $4,195,091 for the three months ended June 30, 2011 and 2010, respectively.

			Change in
			2011
	Three Months Ended June 30,		Versus 2010
	2011	2010	$	%
Operating Expenses
Research & development	$2,085,671	$2,613,676	$528,005	20%
General & administrative expense	1,523,226	1,550,814	27,588	2%
Depreciation and amortization	59,971	30,601	(29,370)	(96)%
Total expense	$3,668,868	$4,195,091	$526,223	13%

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

Research and development expenses totaled $2,085,671 and $2,613,676 for the three months ended June 30, 2011 and 2010, respectively.   The decrease of $528,005 or 20.2%, for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to $494,262 of decreased project spending the in the second quarter of 2011 as the second quarter of 2010 had three ALS surgeries and a number of trial start-up costs and the second quarter of 2011 had no ALS surgeries as the Company waited for FDA approvals to resume the ALS trial. The second quarter of 2011 saw a $140,919 reduction in stock based compensation expense in the first quarter of 2011 offset by higher personnel costs due to headcount increases.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $1,523,226 and $1,550,814 for the three months ended June 30, 2011 and 2010, respectively.   The decrease of $27,588 or 1.8% for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to an overall $105,321 increase in cash expenses principally related to higher headcount, offset by a $126,666 decrease in stock based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses totaled $59,971 and $30,601 for the three months ended June 30, 2011 and 2010, respectively.   The increase of $29,370 or 96.0% for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to the purchase of property and equipment and the acquisition of intangible assets.

Nonoperating income (expense)

Nonoperating  income (expense)  totaled $20,143 and ($756,249) for the three months ended June 30, 2011 and 2010, respectively.  The nonoperating income or expense is discussed below.

	Three Months Ended June 30,
	2011	2010

Nonoperating income (expense):

Interest income	$20,143	$9,653
Interest expense	-	(1,462)
Gain (loss) on change in fair value adjustment of warrant obligations	-	(764,440)

Total nonoperating income (expense)	$20,143	$(756,249)

Interest Income/(Expense)

Interest income totaled $20,143 and $9,653 for the three months ended June 30, 2011 and 2010, respectively.   The increase of $10,490 for the three months ended June 30, 2011 compared to the comparable period in 2010 was attributable to higher interest rates.

There was no interest expense for the three months ended June 30, 2011, compared with $1,462 for the three months ended June 30, 2010.   The decrease of $1,462 for the three months ended June 30, 2011 compared to the comparable period in 2010 was attributable to a payoff of loans related to insurance costs in 2010.

Warrant Expenses

The Company had a warrant modification expense that totaled $0 and $764,440 for the three months ended June 30, 2011 and 2010, respectively.   Details of the transaction are in Note 2 to the financial statements.

On January 1, 2009 we reclassified the fair value of common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue.  We established a warrant liability of $6.6 million to recognize the fair value of such warrants. As of March 31, 2011, the fair value of these common stock purchase warrants had decreased to $0 as a result of the warrants expiring or being exercised for cash.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenue

We did not generate any revenues from the sale of our products in 2010 or the six months ended June 30, 2011.  In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects.   During 2010, we had received $575,406 of the grant.  During the three months ended March 31, 2011, we received the balance of $158,032 which was recorded as a receivable at December 31, 2010.  These are one-time grants. On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd. ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone  payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case.  The success of ReNeuron’s development of these products is uncertain.

Operating Expenses

Operating expenses totaled $7,205,371 and $7,811,952 for the six months ended June 30, 2011 and 2010, respectively.

Change in
2011
Six Months Ended June 30,	Versus 2010
2011	2010	$	%
Operating Expenses
Research & development	$3,824,399	$4,513,640	$689,241	15%
General & administrative expense	3,295,708	3,238,649	(57,059)	(2)%
Depreciation and amortization	85,264	59,663	(25,601)	(43)%
Total expense	$7,205,371	$7,811,952	$606,581	8%

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

Research and development expenses totaled $3,824,399 and $4,513,640 for the six months ended June 30, 2011 and 2010, respectively.   The decrease of $689,241 or 15.2%, for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable decreased spending the first half of 2011 on our ALS trials and a $432,735 reduction in non-cash stock based compensation expense in the first half of 2011 of-set by increased personnel expenses due to higher headcount.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $3,295,708 and $3,238,649 for the six months ended June 30, 2011 and 2010, respectively.   The increase of $57,059 or 1.8% for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to increases in personel expenses due to higher headcount.

Depreciation and Amortization

Depreciation and amortization expenses totaled $85,264 and $59,663 for the six months ended June 30, 2011 and 2010, respectively.   The increase of $25,601 or 43.0% for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to the purchase of property and equipment and the acquisition of intangible assets.

Nonoperating income (expense)

Nonoperating  income (expense)  totaled $454,844 and ($3,906,349) for the six months ended June 30, 2011 and 2010, respectively.  The nonoperating income or expense is discussed below.

	Six Months Ended June 30,
	2011	2010

Nonoperating income (expense):

Lawsuit settlement	$250,000	$-
Interest income	43,035	15,463
Interest expense	-	(2,120)
Warrant issuance and modification expense	-	(1,906,800)
Gain (loss) on change in fair value adjustment of warrant obligations	161,809	(2,012,892)

Total nonoperating income (expense)	$454,844	$(3,906,349)

Settlement of Lawsuit

On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case.  The success of Reneuron’s development of these products is uncertain.

Interest Income/(Expense)

Interest income totaled $43,035 and $15,463 for the six months ended June 30, 2011 and 2010, respectively.   The increase of $27,572 for the six months ended June 30, 2011 compared to the comparable period in 2010 was attributable to slightly higher interest rates.

There was no interest expense for the six months ended June 30, 2011, compared with $2,120 for the six months ended June 30, 2010.   The decrease of $2,120 for the six months ended June 30, 2011 compared to the comparable period in 2010 was attributable to a payoff of loans related to insurance costs in 2010.

Warrant Expenses

The Company had a warrant modification expense that totaled $0 and $1,906,800 for the six months ended June 30, 2011 and 2010, respectively.   Details of the transaction are in Note 2 to the financial statements.

On January 1, 2009 we reclassified the fair value of common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue.  We established a warrant liability of $6.6 million to recognize the fair value of such warrants. As of March 31, 2011, the fair value of these common stock purchase warrants had decreased to $0 as a result of the warrants expiring or being exercised for cash.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants. In the first half of 2011our monthly cash burn rate was approximately $900,000.   We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work to the end of 2011. We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

			Change in 2011
	Six Months Ended June 30,		Versus 2010
	2011	2010	$	%
Cash and cash equivalents	$6,141,843	$14,025,745	(7,883,902)	-56%
Net cash used in operating activities	$(4,500,092)	$(4,878,730)	378,638	8%
Net cash used in investing activities	$(287,625)	$(118,884)	(168,741)	-142%
Net cash provided by financing activities	$1,668,327	$16,713,585	(15,045,258)	-90%

Total cash and cash equivalents was $6,141,843 at June 30, 2011, compared with $14,025,745 at June 30, 2010.  The decrease in our cash and cash equivalents of $7,883,902 or 56.2%, for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a major financing completed at the end of June 2010 with no comparable financing transaction in 2011.

Net Cash Used in Operating Activities

We used $4,500,092 and $4,878,730 of cash in our operating activities for the six months ended June 30, 2011 and 2010, respectively.  The decrease in our cash used of $378,638 or 7.8% for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a planned pause in our ALS trial after the first quarter of 2011 while the Company prepared a study of trial results and submitted them to the FDA for review.

Net Cash Used in Investing Activities

We used $287,625 and $118,884 of cash in connection with investment activities for the six months ended June 30, 2011 and 2010, respectively.  The increase in our use of cash of $168,741 or 142.0% for the six months ended June 30, 2011 compared to the same period in 2010 was attributed to fixed asset additions and increases in patent filing activity in the first half of 2011.

Net Cash Provided by Financing Activities

We raised $1,668,327 and $16,713,585 in net proceeds from the issuance of our securities during the six months ended June 30, 2011 and 2010, respectively.

Listed below are key financing transactions entered into by us during 2010 and for the six months ended June 30, 2011:

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

In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  Pursuant to this sales agreement, we may sell common shares directly into the market through our sales agent from time to time.    We have had no sales of our common stock under this sales agreement.

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

Since inception in 1996 and through June 30, 2011, we have raised $98,970,412 of capital and recorded accumulated losses totaling $92,704,657.  On June 30, 2011, we had a working capital surplus of $5,294,501 and stockholders’ equity of $6,265,754.  Our net losses for the two most recent fiscal years have been $18,387,300 and $10,364,363 for 2010 and 2009 respectively.    We had no revenue from the sales of our products during 2010 and 2009.  On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd. ending litigation between the parties   In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products at issue in the case. For the six months ended June 30, 2011, we had a net loss of $3,648,724. We do not anticipate generating any revenue from the sales of our products during 2011.

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

Since inception, we have relied almost entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities.  As of June 30, 2011, we had cash and cash equivalents on hand of $6,141,843.  In the first half of 2011  we had a monthly cash burn rate of approximately $900,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   We currently have two ongoing Phase I clinical trials and are seeking the approval of a third.  As a result of our ongoing, as well as proposed trials, we will need additional capital in order to pay for expenses associated with these trials as well as fund our general operations.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2011, we have issued and outstanding 48,486,304 common shares, 24,357,712 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,773,874 common shares reserved for issuance pursuant to future awards under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,502,110  additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

The following information is given with regard to unregistered securities sold during the six months ended June 30, 2011.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

•
On June 24, 2001 we entered into a contract with a service provider for the issuance of 178,012 common shares as partial payment for services rendered in connection with certain pre-clinical work.  The shares were valued at $295,500 or $1.66 per share which was the market price of our common shares on June 24, 2011.  Of the shares issued, 82,606 are subject to forfeiture if certain work is not completed within 18 months of the protocol finalization date, of which no date has yet been established.  We also issued an additional 7,510 and 10,292 common shares as bonus payments, subject to cancelation, if certain work is not completed by April and July of 2012, respectively.   The bonus shares were valued at $29,550 or $1.66 per share which was the market price of our common shares on June 24, 2011.

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

NEURALSTEM, INC.

Date: August 9, 2011	/s/ I. Richard Garr
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