Form 10-Q/A
period 2011-03-31
Neuralstem, Inc.
filed 2011-09-23
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTES

This Amendment No. 1 to Neuralstem, Inc.’s., Quarterly Report for the three month period ended March 31, 2011 is being filed to: (i) correct certain transposition, and (ii) scriveners errors, contained in the sections of the prior report entitled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”     There are no changes or amendments to the Financial Statements contained in the original filing.

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

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q/A, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2011), unless another date is specified.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-Q/A contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) and the Financial Statements and notes thereto included elsewhere in this Form 10-Q/A.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Research and development expenses totaled $1,738,728 and $1,899,963 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $161,235 or 8.5%, for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to increased spending during the first quarter of 2011 related to the beginning of our small molecule clinical trials offset by a $282,818 reduction in non-cash stock based compensation expenses in the first quarter of 2011.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $1,772,482 and $1,687,835 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $84,647or 5.0% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a decrease in various G&A expenses, offset by a $130,591 increase in non-cash stock based compensation expense.

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

On January 1, 2009 we reclassified the fair value of common stock purchase warrants, which have exercise price reset and anti-liquidation features, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue.  We established a warrant liability of $6.8 million to recognize the fair value of such warrants. During the three months ended March 31, 2011, the fair value of these common stock purchase warrants decreased to $0 as a result of the warrants expiring or being exercised for cash.

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

•	During the first quarter of 2011, we issued an aggregate of 1,468,775 common shares as a result of warrant exercises. As a result of the exercises, we received gross proceeds of $1,826,347.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2011, we have issued and outstanding 48,366,304 common shares, 24,382,327 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,773,874 common shares reserved for issuance pursuant to future awards under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,467,495 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

NEURALSTEM, INC.

Date: September 23, 2011	/s/ I. Richard Garr
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