Form 10-Q/A
period 2011-06-30
Neuralstem, Inc.
filed 2011-09-23
CIK 1357459

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

EXPLANATORY NOTES

This Amendment No. 1 to Neuralstem, Inc.’s., Quarterly Report for the three and six month periods ended June 30, 2011 is being filed to: (i) correct certain transposition, and (ii) scriveners errors, contained in the sections of the prior report entitled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”  There are no changes or amendments to the Financial Statements contained in the original filing

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

Research and development expenses totaled $2,085,671 and $2,613,676 for the three months ended June 30, 2011 and 2010, respectively.   The decrease of $528,005 or 20.2%, for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to $494,262 of decreased project spending the in the second quarter of 2011 as the second quarter of 2010 had three ALS surgeries and a number of trial start-up costs and the second quarter of 2011 had no ALS surgeries as the Company waited for FDA approvals to resume the ALS trial. The second quarter of 2011 saw a $149,919 reduction in stock based compensation expense in the first quarter of 2011 offset by higher personnel costs due to headcount increases.

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

Since inception in 1996 and through June 30, 2011, we have raised $98,970,412 of capital and recorded accumulated losses totaling $92,704,657.  On June 30, 2011, we had a working capital surplus of $5,294,501 and stockholders’ equity of $6,265,754.  Our net losses for the two most recent fiscal years have been $18,387,300 and $10,364,363 for 2010 and 2009 respectively.    We had no revenue from the sales of our products during 2010 and 2009.  On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd. ending litigation between the parties   In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products at issue in the case. For the six months ended June 30, 2011, we had a net loss of $6,750,527. We do not anticipate generating any revenue from the sales of our products during 2011.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of June 30, 2011, we have issued and outstanding 48,486,304 common shares, 24,379,027 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,787,174 common shares reserved for issuance pursuant to future awards under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,347,495  additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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