Form 10-Q
period 2011-09-30
Neuralstem, Inc.
filed 2011-11-09
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011, there were 48,682,118 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Neuralstem, Inc.

Balance Sheets

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,195,471	$9,261,233
Prepaid expenses	653,854	246,887
Other current assets	-	322,127

Total current assets	4,849,325	9,830,247

Property and equipment, net	312,339	200,084
Intangible assets, net	658,411	500,154
Other assets	68,655	60,875

Total assets	$5,888,730	$10,591,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,394,030	$1,032,931
Deferred revenue	52,833	-
Accrued bonus expense	539,548	453,240
Fair value of warrant obligations	-	1,250,839

Total current liabilities	1,986,411	2,737,010

Total liabilities	1,986,411	2,737,010

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 48,682,118 and 46,897,529 shares outstanding in 2011 and 2010 respectively	486,821	468,975
Additional paid-in capital	99,331,760	93,339,506
Accumulated deficit	(95,916,262)	(85,954,131)
Total stockholders' equity	3,902,319	7,854,350

Total liabilities and stockholders' equity	$5,888,730	$10,591,360

See accompanying notes.

Neuralstem, Inc.

Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$103,417	$-	$103,417	$-

Operating expenses:
Research and development costs	2,124,204	2,112,299	5,948,603	6,625,939
General and administrative expenses	1,137,995	1,769,013	4,433,703	5,007,662
Depreciation and amortization	64,285	42,333	149,548	101,996
Total operating expenses	3,326,484	3,923,645	10,531,854	11,735,597
Operating loss	(3,223,067)	(3,923,645)	(10,428,437)	(11,735,597)

Nonoperating income (expense):
Litigation settlement	-	-	250,000	-
Interest income	11,463	17,406	54,497	32,869
Interest expense	-	(465)	-	(2,585)
Warrant issuance and modification expense	-	-	-	(1,906,800)
Gain (loss) from change in fair value adjustment of warrant obligations	-	(23,535)	161,809	(2,036,427)
Total nonoperating income (expense)	11,463	(6,594)	466,306	(3,912,943)

Net loss attributable to common shareholders	$(3,211,604)	$(3,930,239)	$(9,962,131)	$(15,648,540)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.21)	$(0.37)

Weighted average common shares outstanding - basic and diluted	48,488,432	46,163,905	48,225,452	42,412,419

See accompanying notes

Neuralstem, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,962,131)	$(15,648,540)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	149,548	101,996
Share based compensation expenses	2,874,698	3,942,609
Warrant issuance and modification expense	-	1,906,800
(Gain)/loss from change in fair value adjustment of warrant obligations	(161,809)	2,036,427

Changes in operating assets and liabilities:
Prepaid expenses	(106,422)	(38,733)
Other current assets	322,127	6,307
Other assets	(7,778)	-
Accounts payable and accrued expenses	438,598	472,415
Deferred revenue	52,833
Accrued bonus expense	86,308	(10,890)
Net cash used in operating activities	(6,314,028)	(7,231,609)

Cash flows from investing activities:
Investment in intangible assets	(232,968)	(178,903)
Purchase of property and equipment	(187,092)	(27,981)
Net cash used in investing activities	(420,060)	(206,884)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	1,668,326	7,446,023
Issuance of common stock from private placement	-	9,271,520
Net cash provided by financing activities	1,668,326	16,717,543

Net (decrease)increase in cash and cash equivalents	(5,065,762)	9,279,050

Cash and cash equivalents, beginning of period	9,261,233	2,309,774

Cash and cash equivalents, end of period	$4,195,471	$11,588,824

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$465
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	$1,089,030	$6,294,055
Prepayment of services through common stock issuance	565,050	240,000
Payment of contract services through common stock issuance	-	50,000
Issuance of common stock from executive bonuses	77,500	248,367

See accompanying notes.

Neuralstem, Inc.
Statement of Changes in Stockholders' Equity
For the period from January 1, 2011 through September 30, 2011
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2011	46,897,529	$468,975	$93,339,506	$(85,954,131)	$7,854,350

Share based payments			2,610,193		2,610,193

Issuance of common stock from warrants exercised at $1.10 and $1.25 per share, net of issuance costs of $158,020.	1,468,775	14,688	1,653,638		1,668,326

Issuance of restricted common stock and restricted common stock units in payment for 2010 executive bonuses ($2.02 per share)			77,500		77,500

Warrant issuances and modifications			1,089,030		1,089,030

Issuance of common stock for prepaid consulting services	315,814	3,158	561,893		565,051
Net loss				(9,962,131)	(9,962,131)
Balance at September 30, 2011	48,682,118	$486,821	$99,331,760	$(95,916,262)	$3,902,319

See accompanying notes.

NEURALSTEM, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Company is also in the process of establishing laboratory facilities in China in a wholly owned, recently established, subsidiary.  At September 30, 2011, our investment in the Chinese operations was immaterial, so we did not present consolidated financial statements.

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

The Company's business generates cash on occasion from government grants and licensing agreements. These transactions are opportunistic and small relative to Company’s total funding requirement. These transactions are unique and the cash flow derived from them is unpredictable.  The Company's management does not know when a predictable cash flow will be attained.  The Company has expended and will continue to expend substantial funds in the research, development, and clinical/pre-clinical testing of the Company's stem cell technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration (“FDA”) to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. Based on our current operating levels, we believe that we have sufficient levels of cash and cash equivalents to fund operations into the first quarter of 2012.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

Revenue Recognition

Our revenue recognition policies are in accordance with guidance issued by the SEC and Financial Accounting Standards Board (FASB).  Historically, our revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  More recently, we have recognized revenue from federal grants through the Patient Protection and Affordable Care Act, as well as from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured. Due to the timing of payment received, pursuant to the contract with Loma Linda University, we deferred recognition of a portion of this payment representing one-third or one month’s worth of revenue as of September 30, 2011.

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

	For The Nine Months
	Ended September 30,
	2011	2010
Basic and Diluted:
Net loss attributable to common shareholders	$(9,962,131)	$(15,648,540)
Weighted average common shares outstanding	48,225,452	42,412,419
Basic and diluted loss per common share	$(0.21)	$(0.37)

Share Based Payments

We have granted stock-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  The restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  Vesting of the restricted stock units is the same as the options.

We granted 172,916 stock options during the nine months ended September 30, 2011.  We granted 215,000 stock options for the nine months ended September 30, 2010.   We recorded related compensation expenses as our stock options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $2,874,698 and $3,942,609 in share based compensation expense during the nine months ended September 30, 2011 and 2010, respectively.  Included in the expense for the nine months ended September 30, 2011, is $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock as of April 1, 2010 and $120,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock as of April 1, 2011.  Additionally, included in the expense for the nine months ended September 30, 2011, is $84,505 in expense related to the amortization of prepaid research and development expense paid with the issuance of $325,050 in common stock as of July 1, 2011.

A summary of stock option activity during the nine months ended September 30, 2011 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,825,621	$2.48	6.4	$-

Granted	172,916	1.59	8.5	$-
Exercised	-	-	-	-
Forfeited	(5,342)	13.36	-	-
Outstanding at September 30, 2011	9,993,195	$2.49	5.7	$1,946,100

Exercisable at September 30, 2011	9,416,901	$2.48	5.6	$1,946,100

Share-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,
	2011	2010
Research and development costs	$392,380	$703,299
General and administrative expenses	275,244	608,568
Total	$667,624	$1,311,867

	Nine Months Ended September 30,
	2011	2010
Research and development costs	$1,499,140	$2,242,794
General and administrative expenses	1,375,558	1,699,815
Total	$2,874,698	$3,942,609

We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the nine months ended September 30, 2011 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value
Balance at January 1, 2011	296,369	$2.21
Granted	44,802	2.02
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at September 30, 2011	341,171	$2.18

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value
Outstanding at January 1, 2011	15,456,694	$2.47	3.4	-

Granted	596,675	2.14	9.3	-
Exercised	(1,468,775)	1.24	-	$1,147,121
Forfeited	(432,239)	1.81	-	-

Outstanding at September 30, 2011	14,152,355	$2.60	3.4	$105,124

Exercisable at September 30, 2011	12,152,355	$2.37	3.2	$105,124

The Company used the following assumptions for determining the fair value of options and warrants granted under the Black-Scholes option pricing model:

	September 30,	September 30,
	2011	2010
Annual dividend yield	-	-
Expected life (years)	2 - 6.5	2 - 6.5
Risk free interest rate	0.25 - 4.76	0.74 - 4.96%
Expected volatility	59.9% - 75.4%	46% - 87%

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

Effective January 1, 2009 we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.  On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.8 million to recognize the fair value of such warrants.  On February 23, 2011, all remaining common stock purchase warrants which have exercise price reset and anti-liquidation features expired, effectively eliminating the derivative liability.  In the three months ended March 31, 2011, warrant holders exercised 1,404,625 of these warrants and 32,239 expired.  This resulted in a net gain in the change in fair value of warrants of $161,809 for the period ended March 31, 2011.  There were no further transactions associated with these warrants subsequent to March 31, 2011.

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

	September 30,	September 30,
	2011	2010
Annual dividend yield	N/A	-
Expected life (months)	N/A	2.5
Risk free interest rate	N/A	0.16%
Expected volatility	N/A	56%

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at September 30, 2011 using
	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$4,195,471	$4,195,471	$-	$-

	Fair value measurements at September 30, 2010 using
	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$11,588,824	$11,588,824	$-	$-

Liabilities:
Fair value of warrant obligations	$2,204,157	$-	$-	$2,204,157

	Three months ended September 30, 2011	Three months ended September 30, 2010
Fair value of warrant obligations at beginning of period	$-	$2,189,064

Extinguishment through warrant exercises and modifications	-	(8,442)

Extinguishment through warrant expirations	-	-

Net loss for change in fair value included in the statement of operations for period	-	23,535

Fair value of warrant obligations at end of period	$-	$2,204,157

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Fair value of warrant obligations at beginning of period	$1,250,839	$6,462,039

Extinguishment through warrant exercises and modifications	(1,089,030)	(6,294,055)

Extinguishment through warrant expirations	-	(254)

Net loss (gain) for change in fair value included in the statement of operations for period	(161,809)	2,036,427

Fair value of warrant obligations at end of period	$-	$2,204,157

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 2.

Note 4.   Stockholders’ Equity

During the nine months ended September 30, 2011, various warrant holders exercised 1,468,775 warrants at $1.10 and $1.25 per warrant increasing equity by approximately $1.67 million, net of $158,020 in related financing costs.  There were no warrants exercised during the three months ended September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2011), unless another date is specified.   We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three and nine month period ended September 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.neuralstem.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2011.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three and nine months ended September 30, 2011 to the comparable periods of 2010.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research.  We own or exclusively license twenty (20) issued patents and twenty-nine (29) patent pending applications in the field of regenerative medicine, related technologies as well as our small molecule compounds. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Clinical Trials

Stem Cells

On September 21, 2009, the U.S. Food and Drug Administration (“FDA”) approved our first Investigational New Drug Application (“IND”) to begin Phase I clinical studies on our treatment for Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”).   To date, we have treated 12 patients.  In October the Company announced that, after reviewing safety data from the first 12 patients, the FDA granted approval for the trial to advance to transplanting patients in the cervical (upper back) region for the last six patients in the trial. We expect to treat our next patient in December of this year.

On August 22, 2010, we filed our second IND for our proposed Phase I clinical trials for chronic spinal cord injury.  In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold.  At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application.  We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was generated for the next phase of the ALS trial.  We anticipate the study, if approved and commenced, will be a multi-site study in the United States.

Pharmaceutical Compounds

In February of 2011, we commenced a Phase Ia clinical trial of our drug compound, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications.   NSI-189 is the lead compound in our neurogenerative small molecule drug platform.   The Phase Ia trial tested a single oral administration of NSI-189 in healthy volunteers.  In October of 2011, we completed the Phase Ia portion of the trial.  We expect to commence the Phase Ib portion of the trial during the fourth quarter of 2011.  The Phase Ib portion is anticipated to consist of patients with Major Depressive Disorder (“MDD”) receiving daily doses for 28 consecutive days.   It is still too early in the trials to make any determination as to its level of success, if any.

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

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense (“DOD”) contract, awarded to Loma Linda University, to develop its human neural stem cell technology for the treatment of cancerous brain tumors.  Under the terms of the contract, we may receive up to $625,000 during the first year. The DOD has three one-year options to continue the program after the first year based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015).

Pharmaceutical Compounds

The Company has developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier).   We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impact diseases.   In July of 2009, the U.S. Patent and Trademark Office issued the patent covered by patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” which claims four chemical entities and any pharmaceutical composition included in them. In October of 2011 the Company announced that it had received patent allowance for U.S. Patent 8,030,492, entitled: “Compositions to Effect Neuronal Growth.” The claims covered by the patent include both structure and method claims for inducing neurogenesis and the growth of new neurons, both in-vitro and in-vivo.

NSI-189 is the first in a class of compounds that we plan to develop into orally administered drugs for Major depressive disorder (“MDD”) and other psychiatric disorders.  In mice, NSI-189 both stimulated neurogenesis of the hippocampus and increased its volume.  Additionally, NSI-189 stimulated neurogenesis of human hippocampus-derived neural stem cells in vitro.  We believe NSI-189 may reverse the human hippocampal atrophy seen in major depression and other disorders.

Our small molecule platform results from discoveries made through our ability to generate stable human neural stem cell lines suitable for screening large chemical libraries. The platform complements our cell therapy platform, in which brain and spinal cord stem cells are transplanted directly into diseased areas to repair and/or replace diseased or dead cells.

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

Employees

As of September 30, 2011, we had 14 full-time employees and 2 full time independent contractors.  Of these employees, 8 work on research and development and 6 in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4960. Our website is located at www.neuralstem.com. We have not incorporated by reference into this prospectus the information in, or that can be accessed through, our website, and you should not consider it to be a part of this prospectus.

Trends & Outlook

Revenue

We generated no revenues from the sale of our products for the year ended December 31, 2010 or for the three and nine months ended September 30, 2011. We are mainly focused on: (i) successfully managing our two (2) sponsored clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.  Additionally, on August of 2011, we were selected as the primary subcontractor for a DOD contract, awarded to Loma Linda University, to develop its human neural stem cell technology for the treatment of cancerous brain tumors.  The research contract, entitled “Research to Treat Cancerous Brain Tumors with Neural Stem Cells,” will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. We anticipate receiving up to $625,000 during the first year of this contract.  We have recognized revenue related to this contract of $103,417 for the three month and nine months ended September 30, 2011.

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

Clinical Trials

Stem Cells

Our top development priority is our ongoing clinical trial for ALS at Emory University in Atlanta.  We estimate that the Phase I trial for ALS will require 18 patients at an estimated cost of $130,000 per patient of which we have already treated the first twelve. The per patient cost includes the costs of the operation to administer our spinal cord cells, post operation treatment for the patient, Emory University’s charges for running the trial. Spending on an individual patient will be expensed as incurred

On August 22, 2010, we filed our second IND with the FDA. The IND is being filed in connection with our proposed Phase I clinical trials for Chronic Spinal Cord injury.  As of the date of this report, the FDA has not approved our IND.  We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was created for the next phase of our ongoing ALS trial.  Accordingly, at present it is still to early to provide an estimate as to the cost associated with this trial or the commencing date.

Small Molecule Compounds

In February of 2011, we commenced a Phase Ia clinical trial of our drug compound, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications.  We expect to commence the Phase Ib portion of the trial during the fourth quarter of 2011.  The Phase 1 of the trial is anticipated to be completed during 2012.  It is still too early in the trials to make any determination as to its level of success, if any.

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

Use of Estimates— Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Revenue Recognition— Our revenue recognition policies are in accordance with guidance issued by the SEC and Financial Accounting Standards Board (FASB).  Historically, our revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property.  More recently, we have recognized revenue from federal grants through the Patient Protection and Affordable Care Act, as well as from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and nine month periods ended September 30, 2011 and 2010, no impairment losses were recognized.

 Accounting for Warrants - We have adopted FASB guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants were considered to be derivatives and must be valued using various assumptions as they are recorded as liabilities.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and 2010

Revenue

We did not generate any revenues from the sale of our products in 2010 or the three months ended September 30, 2011.   For the three month period ended September 30, 2011, we recognized revenue of $103,417 for our services as principal subcontractor under the DOD contract.

Operating Expenses

Operating expenses totaled $3,326,484 and $3,923,645 for the three months ended September 30, 2011 and 2010, respectively.

			Change in
	Three Months Ended		2011
	September 30,		Versus 2010
	2011	2010	$	%
Operating Expenses
Research & development	$2,124,204	$2,112,299	$(11,905)	(1	) %
General & administrative expense	1,137,995	1,769,013	631,018	36%
Depreciation and amortization	64,285	42,333	(21,952)	(52	) %
Total expense	$3,326,484	$3,923,645	$597,161	15%

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

Research and development expenses totaled $2,124,204 and $2,112,299 for the three months ended September 30, 2011 and 2010, respectively.   The increase of $11,905 or approximately 1%, for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a approximately $93,000 of increased project spending in the third quarter of 2011 as the Company started up the NS-189 clinical trials.. This was offset by an approximately $72,000 reduction in stock based compensation expense in the third quarter of 2011.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $1,137,995 and $1,769,013 for the three months ended September 30, 2011 and 2010, respectively.   The decrease of $631,018 or approximately 36% for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a decrease of approximately $232,000 in legal expenses and $351,000 in stock based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses totaled $64,285 and $42,333 for the three months ended September 30, 2011 and 2010, respectively.   The increase of $21,952 or approximately 52% for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to the purchase of property and equipment and the acquisition of intangible assets.

Nonoperating income (expense)

Nonoperating  income (expense)  totaled $11,463 and ($6,594) for the three months ended September 30, 2011 and 2010, respectively.  The nonoperating income or expense is discussed below.

	Three Months Ended September 30,
	2011	2010
Nonoperating income (expense):
Interest income	$11,463	$17,406
Interest expense	-	(465)
Gain (loss) on change in fair value adjustment of warrant obligations	-	(23,535)
Total nonoperating income (expense)	$11,463	$(6,594)

Interest Income/(Expense)

Interest income totaled $11,463 and $17,406 for the three months ended September 30, 2011 and 2010, respectively.   The decrease of $5,943 for the three months ended September 30, 2011 compared to the comparable period in 2010 was attributable to diminished cash balances.

There was no interest expense for the three months ended September 30, 2011, compared with $465 for the three months ended September 30, 2010.   The decrease of $465 for the three months ended September 30, 2011 compared to the comparable period in 2010 was attributable to a payoff of loans related to insurance costs in 2010.

Warrant Expenses

The Company had a warrant modification expense that totaled $0 for the three months ended September 30, 2011 and 2010.   Details of the transaction are in Note 2 to the financial statements.

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

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenue

We did not generate any revenues from the sale of our products in 2010 or the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we recognized revenue of $103,417 from our services as principal subcontractor under the DOD contract.  No revenue was recognized for the comparable period in 2010.

Operating Expenses

Operating expenses totaled $10,531,854 and $11,735,597 for the nine months ended September 30, 2011 and 2010, respectively.

			Change in
	Nine Months Ended		2011
	September 30,		Versus 2010
	2011	2010	$	%
Operating Expenses
Research & development	$5,948,603	$6,625,939	$677,336	10%
General & administrative expense	4,433,703	5,007,662	573,959	11%
Depreciation and amortization	149,548	101,996	(47,552)	(47	) %
Total expense	$10,531,854	$11,735,597	$1,203,743	10%

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

Research and development expenses totaled $5,948,603 and $6,625,939 for the nine months ended September 30, 2011 and 2010, respectively.   The decrease of $677,336 or approximately 10%, for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable an approximately $744,000  reduction in non-cash stock based compensation expense in the first three quarters of 2011 offset by increased personnel expenses due to higher headcount.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

G&A expenses totaled $4,433,703 and $5,007,662 for the nine months ended September 30, 2011 and 2010, respectively. The decrease of $573,959 or approximately 11% for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a reduction  of non-cash share based compensation expense of approximately $324,000 and reductions in legal expenses of approximately $282,000.

Depreciation and Amortization

Depreciation and amortization expenses totaled $149,548 and $101,996 for the nine months ended September 30, 2011 and 2010, respectively.   The increase of $47,552 or approximately 47% for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to the purchase of property and equipment and the acquisition of intangible assets.

Nonoperating income (expense)

Nonoperating  income (expense)  totaled $466,306 and ($3,912,943) for the nine months ended September 30, 2011 and 2010, respectively.  The nonoperating income or expense is discussed below.

	Nine Months Ended September 30,
	2011	2010
Nonoperating income (expense):
Lawsuit settlement	$250,000	$-
Interest income	54,497	32,869
Interest expense	-	(2,585)
Warrant issuance and modification expense	-	(1,906,800)
Gain (loss) on change in fair value adjustment of warrant obligations	161,809	(2,036,427)
Total nonoperating income (expense)	$466,306	$(3,912,943)

Settlement of Lawsuit

On February 2, 2011, we received $250,000 from a settlement with ReNeuron, Ltd., ending litigation between the parties.  In addition to the settlement, ReNeuron agreed to make future milestone payments to Neuralstem based on ReNeuron's development of certain products which were at issue in the case.  The success of Reneuron’s development of these products and our future receipt of any payment milestones is uncertain.

Interest Income/(Expense)

Interest income totaled $54,497 and $32,869 for the nine months ended September 30, 2011 and 2010, respectively.   The increase of $21,628 for the nine months ended September 30, 2011 compared to the comparable period in 2010 was attributable to slightly higher interest rates.

There was no interest expense for the nine months ended September 30, 2011, compared with $2,585 for the nine months ended September 30, 2010.   The decrease of $2,585 for the nine months ended September 30, 2011 compared to the comparable period in 2010 was attributable to a payoff of loans related to insurance costs in 2010.

Warrant Expenses

The Company had a warrant modification expense that totaled $0 and $1,906,800 for the nine months ended September 30, 2011 and 2010, respectively.   Details of the transaction are in Note 2 to the financial statements.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants.  In the first three quarters of 2011 our monthly cash burn rate was approximately $800,000.   We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work into the first quarter of 2012. We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Nine Months Ended September 30,		Change in 2011 Versus 2010
	2011	2010	$	%
Cash and cash equivalents	$4,195,471	$11,588,824	(7,393,353)	(64)%

Net cash used in operating activities	$(6,314,028)	$(7,231,609)	917,581	13%
Net cash used in investing activities	$(420,060)	$(206,884)	(213,176)	(103)%
Net cash provided by financing activities	$1,668,326	$16,717,543	(15,049,217)	(90)%

Total cash and cash equivalents was $4,195,471 at September 30, 2011, compared with $11,588,824 at September 30, 2010.  The decrease in our cash and cash equivalents of $7,393,353 or approximately 64%, for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a major financing completed at the end of June 2010 with no comparable financing transaction in 2011.

Net Cash Used in Operating Activities

We used $6,314,028 and $7,231,609 of cash in our operating activities for the nine months ended September 30, 2011 and 2010, respectively.   The decrease in our cash used of $917,581 or approximately 13% for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a planned pause in our ALS trial after the first quarter of 2011 while the Company prepared a study of trial results and submitted them to the FDA for review.

Net Cash Used in Investing Activities

We used $420,060 and $206,884 of cash in connection with investment activities for the nine months ended September 30, 2011 and 2010, respectively.  The increase in our use of cash of $213,176 or approximately 103% for the nine months ended September 30, 2011 compared to the same period in 2010 was attributed to fixed asset additions and increases in patent filing activity in the first three quarters of 2011.

Net Cash Provided by Financing Activities

We raised $1,668,327 and $16,717,543 in net proceeds from the issuance of our securities during the nine months ended September 30, 2011 and 2010, respectively.

Listed below are key financing transactions entered into by us during 2010 and for the nine months ended September 30, 2011:

•
On January 29, 2010, we received gross proceeds of $1,000,000 as a result of the exercise of 800,000 $1.25 Series D warrant exercises. We issued the holder of the D warrants 400,000 additional warrants with an exercise price of $1.85 in conjunction with the exercise. The new warrants have a life of one year.

•	In February of 2010, we called our $1.25 Series B Warrants. Gross proceeds from the exercise of the warrants totaled $2,492,345.

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

In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  Pursuant to this sales agreement, we may sell common shares directly into the market through our sales agent from time to time.    As of September 30, 2011, we have had no sales of our common stock under this sales agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this item in our quarterly reports until the first quarter of 2012.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as “Plaintiffs”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “'505 patent”), alleging that the '505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable.   See Civil Action No. 08-1173.   On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “'418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs.  On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California.  On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells' Motion to Dismiss, but granted Neurospheres' motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

•
On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures.  See Civil Action No. 06-1877.  We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct.  Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws.    On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit.   Both motions are fully briefed, apply to the patents at issue in Civil Action No. 08-1173 and remain pending before the Court.  The court issued its Markman Order Hearing on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending.  In addition, StemCells also filed a motion for summary judgement on the issue standing.  That motion is also fully briefed and remains pending.  It is not known when, nor on what basis, this matter will be concluded.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through September 30, 2011, we have raised $99,818,581 of capital and recorded accumulated losses totaling $95,916,262.  On September 30, 2011, we had a working capital surplus of $2,862,914 and stockholders’ equity of $3,902,319.  Our net losses for the two most recent fiscal years have been $18,387,300 and $10,364,363 for 2010 and 2009 respectively.    We had no revenue from the sales of our products during 2010 and 2009.    For the nine months ended September 30, 2011, we had a net loss of $9,962,131. We do not anticipate generating any revenue from the sales of our products during 2011.

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

Since inception, we have relied almost entirely on external financing to fund operations.  Such financing has come primarily from the sale of our securities.  As of September 30, 2011, we had cash and cash equivalents on hand of $4,195,471.  In the first nine months of 2011 we had a monthly cash burn rate of approximately $800,000.  We will need to raise additional capital to fund anticipated operating expenses and future expansion.  Among other things, external financing will be required to further develop our technologies and products, as well as to pay general operating costs.   We currently have two ongoing Phase I clinical trials and are seeking the approval of a third.  As a result of our ongoing, as well as proposed, trials, we will need additional capital in order to pay for expenses associated with these trials as well as fund our general operations.

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

Additional financing will result in dilution to existing stockholders.

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

At present our ability to progress as a company is significantly dependent on our two (2) product candidates currently in Phase I trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to further develop our technologies. Moreover, any material adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

Our business relies on technologies that we may not be able to commercially develop.

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and currently have limited human applications.  We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value.  We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues.  If we are unable to develop our technologies, we may never realize any revenue.

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

There can be no assurance that even  if the clinical trials of any potential product candidates are successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA or that any BLA or NDA we submit will be approved in a timely manner, if at all.  If we are unable to submit a BLA and NDA with respect to any future product candidate, or if such application is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials.  If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against it.  Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable.  On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. Please refer to the section of this Quarterly Report entitled “Legal Proceedings” for a further discussion of such litigation.

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

The biotechnology industry is characterized by intense competition. We compete against numerous companies, many of which have substantially greater resources. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases which we target. Although not necessarily direct competitors, companies such as Geron Corporation, Genzyme Corporation, Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, may have substantially greater resources and experience in our fields which put us at a competitive disadvantage.

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

The commercialization of cell-based therapeutic products expose us to product liability claims.

Product liability claims against us could result in substantial litigation costs and damage awards against us. We have obtained liability insurance that covers our clinical trials.  If we begin commercializing products, we will need to increase our insurance coverage.  We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

We intend to rely upon third-party FDA-approved manufacturers for our stem cells.

We currently have no internal manufacturing capability, and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers.  Should we be forced to manufacture our proposed products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure alternative third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of September 30, 2011, we have issued and outstanding 48,682,118 common shares, 24,539,901 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,626,300 common shares reserved for issuance pursuant to future awards under our incentive stock plans.  Accordingly, we will be entitled to issue up to 70,151,681 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the USPTO. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc., which is further described in the portion of this Quarterly Report entitled “Legal Proceedings.”

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the nine months ended September 30, 2011.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

•
On June 24, 2011 we entered into a contract with a service provider for the issuance of 178,012 common shares as partial payment for services rendered in connection with certain pre-clinical work.  The shares were valued at $295,500 or $1.66 per share which was the market price of our common shares on June 24, 2011.  Of the shares issued, 82,606 are subject to forfeiture if certain work is not completed within 18 months of the protocol finalization date, of which no date has yet been established.  We also issued an additional 7,510 and 10,292 common shares as bonus payments, subject to cancelation, if certain work is not completed by April and July of 2012, respectively.   The bonus shares were valued at $29,550 or $1.66 per share which was the market price of our common shares on June 24, 2011.

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

NEURALSTEM, INC.

Date: November 9, 2011	/s/ I. Richard Garr
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