Form 10-K
period 2011-12-31
Neuralstem, Inc.
filed 2012-03-30
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by the NYSE Amex on such date, was $64,962,831.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 1, 2012 was 53,882,118.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

SUBSEQUENT EVENTS

On February 10, 2012, the Company completed the offering of 5,200,000 units. The offering resulted in gross proceeds to the Company of $5,200,000. Net proceeds from the offering, after deducting the placement agent’s fee and associated costs and expenses, is estimated to be $4,910,000.

NEURALSTEM, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops, and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products;

•	our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for our proposed products if they are developed;

•	the accuracy of our estimates and projections;

•	our ability to secure additional financing to fund our short-term and long-term financial needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors.”

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

Overview

We are a development stage company focused on the development and commercialization of treatments for central nervous system disease based on transplanting human neural stem cells and the use of small molecule drugs. We are headquartered in Rockville, Maryland.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license twenty-five (25) issued patents and twenty-nine (29) patent pending applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds.

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

Technology Platforms

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

We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged or malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system (“CNS”) including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, ALS, depression, and injuries to the spinal cord.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” for two important spinal cord applications: ALS, or Lou Gehrig’s disease, and Ischemic Spastic Paraplegia (a painful form of spasticity that may arise as a complication of surgery to repair aortic aneurysms). Of these applications, we have commenced Phase I trials with regard to ALS. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics.

We intend to treat both chronic and acute spinal cord injury with the same spinal cord stem cells, utilizing the same injection devices we are using for ALS. We, therefore, add to our knowledge about the surgical route of entry for both the ALS patients and the spinal cord injury patients with each patient we treat in the ALS trial.

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense (“DOD”) contract, awarded to Loma Linda University, to develop human neural stem cell technology for the treatment of cancerous brain tumors. Under the terms of the contract, we may receive up to $625,000 during the first year. The DOD has three one-year options to continue the program after the first year, based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015). We commenced work on the project during May of 2011.

Pharmaceutical Compounds

We have developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier). We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impacting diseases. In July of 2009, the U.S. Patent and Trademark Office issued the patent covered by patent application 12/049,922, entitled “Use of Fused Nicotinamides to Promote Neurogenesis,” which claims four chemical entities and any pharmaceutical composition included in them. In October of 2011 we announced that we had received patent allowance for U.S. Patent 8,030,492, entitled: “Compositions to Effect Neuronal Growth.” The claims covered by the patent include both structure and method claims for inducing neurogenesis and the growth of new neurons, both in-vitro and in-vivo.

NSI-189 is the first in a class of compounds that we plan to develop into orally administered drugs for major depressive disorder and other psychiatric disorders which are based on our small molecule technologies. In mice, NSI-189 both stimulates neurogenesis of the hippocampus and increases its volume. Additionally, NSI-189 stimulates neurogenesis of human hippocampus-derived neural stem cells in vitro. We believe NSI-189 may reverse the human hippocampal atrophy seen in major depression and other disorders.

Our small molecule platform results from discoveries made through our ability to generate stable human neural stem cell lines suitable for screening large chemical libraries. Our small molecule platform complements our cell therapy platform, in which brain and spinal cord stem cells are transplanted directly into diseased areas to repair and/or replace diseased or dead cells.

Potential Markets

We believe the potential markets for therapies based on our technologies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to neural cell transplantation or treatment with our pharmaceutical compounds and represent potential target markets for our proposed products:

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

(4) The University of Alabama National Spinal Cord Injury Statistical Center - March 2002

(5) National Institute of Health

(6) National Multiple Sclerosis Society

(7) Parkinson's Disease Foundation - US only

Clinical Trials

Stem Cells

On September 21, 2009, the U.S. Food and Drug Administration (“FDA”) approved our first Investigational New Drug Application (“IND”) to begin Phase I clinical studies on our treatment for Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”). In October of 2011, we announced that after reviewing safety data from the first 12 patients, the FDA granted approval for the trial to advance to transplanting patients in the cervical (upper back) region for the last six patients in the trial. To date, we have treated 14 patients.

On August 22, 2010, we filed our second IND for our proposed Phase I clinical trials for chronic spinal cord injury. In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold. At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application. We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was generated for the next phase of the ALS trial. We anticipate the study, if approved and commenced, will be a multi-site study in the United States. It is still too early to predict when the trial will be approved to move forward.

Pharmaceutical Compounds

In February of 2011, we commenced a Phase Ia clinical trial of our drug compound, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The Phase Ia trial tested a single oral administration of NSI-189 in healthy volunteers. In October of 2011, we completed the Phase Ia portion of the trial. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The Phase Ib portion consists of patients with Major Depressive Disorder (“MDD”) receiving daily doses for 28 consecutive days. We plan on commencing the Phase Ib portion of the trial by the end of the first quarter of 2012. It is still too early in the trials to make any determination as to its level of success, if any.

Our Research and Programs

We have devoted substantial resources to our research programs to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for therapeutic products as well as to developing our pharmaceutical compounds. Our efforts have been directed at methods to identify, isolate and culture large varieties of stem cells of the human nervous system, and to develop therapies utilizing these stem cells. This research is conducted both internally and through the use of third party laboratory consulting companies under our direct supervision. In addition to the research that we conduct internally or under our direct supervision, we conduct research and development through research collaborations. These collaborations, or programs, are undertaken with both commercial and scholarly institutions and universities.

Manufacturing and Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices (“GLP”) preclinical development activities and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”) as well as all non-critical corporate functions. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by our competitors.

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. AMRI (small molecule). Both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA determined GMP standards in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis.

Products & Marketing

Because of the early stage of our programs, we have yet to identify any specific product and we have not yet addressed questions of channels of distribution and marketing of potential future products.

Our Intellectual Property

Our research and development is supported by our intellectual property. We currently own or have exclusive licenses to 25 patents and 29 patent applications pending worldwide in the field of regenerative medicine and cell therapy.

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

The following table identifies the issued and pending patents we own or exclusively license that we believe currently support our technology platform.

Patents Pending

Number	Country	Filing Date	Issue Date	Expiration Date	Title

2257068	CA	5/7/1997	N/A	N/A	ISOLATION, PROPOGATION, AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM CENTRAL NERVOUS SYSTEM OF MAMMALS

99948396.9	EP	9/20/1999	N/A	N/A	STABLE NEURAL STEM CELL LINES

2010-254952	JP	9/20/1999	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

3790356.4	EP	12/5/2003	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

200580039450	CN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

5851748.3	EP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2613/CHENP/2007	IN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

183092	IL	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

2007-543219	JP	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

10-2007-7012097	KR	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-501016	PH	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

1-2007-01216	VN	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

20073078	NO	11/17/2005	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

11/852,922	US	9/10/2007	N/A	N/A	METHOD FOR DISCOVERING NEUROGENIC AGENTS

8106303.1	HK	6/5/2008	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

12/404,841	US	3/16/2009	N/A	N/A	METHODS OF TREATING ISCHEMIC SPASTITICY

12/424,238	US	4/15/2009	N/A	N/A	STABLE NEURAL STEM CELL LINES

12/710,097	US	2/22/2010	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

PCT/US2010/046537	PCT	8/24/2010	N/A	N/A	SYNTHESIS OF A NEUROSTIMULATIVE PIPERAZINE

12010502167	PH	9/23/2010	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEURODEGENERATIVE CONDITIONS

90/009,567	US	1/19/2010	N/A	N/A	STABLE NEURAL STEM CELL LINES

2011131830	RU	7/28/2011	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

13/192/972	US	7/28/2011	N/A	N/A	METHODS FOR TREATING AND/OR REVERSING NEURODEGENERATIVE DISEASES AND/OR DISORDERS

PCT/US2011/045732	PCT	7/28/2011	N/A	N/A	METHODS FOR TREATING AND/OR REVERSING NEURODEGENERATIVE DISEASES AND/OR DISORDERS

13/269,507	US	10/07/2011	N/A	N/A	COMPOSITIONS TO EFFECT NEURONAL GROWTH

2012/20641	JP	2/2/2012	N/A	N/A	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

PCT/US2009/39451 (1)	PCT	4/3/2009	N/A	N/A	SPINAL PLATFORM AND METHOD FOR DELIVERING A THERAPEUTIC AGENT TO A SPINAL CORD TARGET

12/913,527 (1)	US	7/1/2009	N/A	N/A	FLOATING SPINAL CANNULA AND METHOD OF USE

PCT/US2009/49427 (1)	PCT	7/1/2009	N/A	N/A	FLOATING SPINAL CANNULA AND METHOD OF USE

(1)	Neuralstem holds the exclusive worldwide license to patent rights.

 Patents Issued

Number	Country	Filing Date	Issue Date	Expiration Date	Title
5,753,506	US	9/25/1996	5/19/1998	9/25/2016	ISOLATION PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

6,040,180	US	5/7/1997	3/21/2000	5/7/2017	IN VITRO GENERATION OF DIFFERENTIATED NEURONS FROM CULTURES OF MAMMALIAN MULTIPOTENTIAL CNS STEM CELLS

6,284,539	US	10/9/1998	9/4/2001	10/9/2018	METHOD FOR GENERATING DOPAMINERGIC CELLS DERIVED FROM NEURAL PRECURSORS

7,544,511	US	1/14/2002	6/9/2009	9/20/19	STABLE NEURAL STEM CELL LINES

7,560,553	US	3/17/2008	7/14/2009	8/9/2024	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

755849	AU	9/20/1999	4/3/2003	9/20/2019	STABLE NEURAL STEM CELL LINES

915968	EP	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	ES	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	FR	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	GB	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	IE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	SE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

915968	CH	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

69737949.3	DE	5/7/1997	7/25/2007	5/7/2017	ISOLATION, PROPAGATION AND DIRECTED DIFFERENTIATION OF STEM CELLS FROM EMBRYONIC AND ADULT CENTRAL NERVOUS SYSTEM OF MAMMALS

132324	SG	11/17/2005	11/30/2009	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

7,858,628	US	7/9/2009	12/29/2010	7/9/2029	USE OF FUSED NICOTINAMIDES TO PROMOTE NEUROGENESIS

8,058,434	US	11/04/2010	11/15/2011	11/04/2030	COMPOSITIONS TO EFFECT NEURONAL GROWTH

8,030,492	US	11/04/2010	10/04/2011	11/04/2030	COMPOSITIONS TO EFFECT NEURONAL GROWTH

2343571	CA	9/20/1999	1/03/2012	9/20/2019	STABLE NEURAL STEM CELL LINES

4709382	JP	9/20/1999	3/25/2011	9/20/2019	STABLE NEURAL STEM CELL LINES

7,691,629	US	11/17/2005	4/6/2010	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

204356	IL	11/17/2005	12/28/2011	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREAMTENT OF NEUROLOGICAL DISORDERS

2434636	RU	11/17/2005	11/27/2011	11/17/2025	TRANSPLANTATION OF HUMAN NEURAL CELLS FOR TREATMENT OF NEUROLOGICAL DISORDERS

8,092,495 (1)	US	4/3/2009	12/21/2011	4/3/2029	SPINAL PLATFORM AND METHOD FOR DELIVERING A THERAPEUTIC AGENT TO A SPINAL CORD TARGET

7,833,217 (1)	US	7/1/2009	11/16/2010	7/1/2029	FLOATING SPINAL CANNULA AND METHOD OF USE

(1)	Neuralstem holds the exclusive worldwide license to patent rights.

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

 Competition

The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

The diseases and medical conditions we are targeting have no effective long-term therapies. Nevertheless, we expect that our technologies and products will compete with a variety of therapeutic products and procedures offered by major pharmaceutical companies. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. Competition for our products may be in the form of existing and new drugs, other forms of cell transplantation, surgical procedures, and gene therapy. We believe that some of our competitors are also trying to develop similar stem cell-based technologies. We expect that all of these products will compete with our potential product candidates based on efficacy, safety, cost and intellectual property positions. We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted or be extremely expensive.

If we develop products that receive regulatory approval, they would then have to compete for market acceptance and market share. For our potential products, an important success factor will be the timing of market introduction of competitive products. This timing will be a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to the market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our potential products.

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

The results of the preclinical and clinical testing on non-biologic drugs and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (“BLA”). In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

European, China and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe, China and other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU), China and other developed countries have lengthy approval processes for biological and pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval.

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

For additional information about governmental regulations as well as risk related to our business that could affect our planned and intended business operations, see "Risk Factors.”

Executive Officers

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
I. Richard Garr	Chief Executive Officer, President, General Counsel	59	1996

Karl Johe, Ph.D.	Chief Scientific Officer	51	1996

John Conron	Chief Financial Officer	61	4/1/2007

Mr. I. Richard Garr, JD, age 59, has been a director and our Chief Executive Officer since 1996.  Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board member of the First Star Foundation, a children’s charity focused on abused children’s issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society. In evaluating Mr. Garr’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his broad experience in Neural Stem Cells.  He is among the longest serving executives in the field.

Mr. Karl Johe, Ph.D., age 51, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international  science and business communities.  Mr. Johe is also multilingual.

Mr. John Conron, age 61, has served as our Chief Financial Officer since April 1, 2007. Mr. Conron, a Certified Public Accountant, has over 30 years of experience in the field of corporate finance. Since 2003, Mr. Conron has been consulting early stage companies by providing critical outsource CFO functions such as implementation of accounting systems, creation and monitoring of internal controls, Sarbanes Oxley compliance, audit preparation, financial modeling and strategic planning. Prior to his work as a consultant, Mr. Conron worked for Cyberstar, Inc., a wholly owned subsidiary of Loral Space & Communications, Inc., where he held the position of CFO from 2000 to 2003. Mr. Conron joined Cyberstar from Transworld Telecommunications, Inc., a Qualcom spin-off which offered telecommunication services in Russia, where he served as CFO. Mr. Conron also served as CFO and on the board of directors of Mercury Communications in London. Mercury was the European subsidiary of Cable & Wireless.

Employees

As of March 1, 2012, we had 14 full-time employees and 2 full time independent contractors. Of these employees, 10 work on research and development and 6 in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We are incorporated in the state of Delaware. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4960. Our website is located at www.neuralstem.com. We have not incorporated by reference into this Annual Report the information in, or that can be accessed through, our website, and you should not consider it to be a part of this Annual Report.

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

Below are a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through December 31, 2011, we have raised $100,132,476 of capital and recorded accumulated losses totaling $98,472,658. On December 31, 2011, we had a working capital surplus of $590,385 and stockholders’ equity of $1,659,818.  Our net losses for the three most recent fiscal years have been $12,518,527, $18,387,300 and $10,364,363, for 2011, 2010 and 2009, respectively. In August of 2011, we were selected as the primary subcontractor for a DOD contract, awarded to Loma Linda University, to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We have recognized revenue related to this contract of $390,625 for year ended December 31, 2011. In November 2010, we were awarded three federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act. These are the only revenues for the years ended December 31, 2011 and 2010. We had no revenue for the year ended December 31, 2009. We do not anticipate generating any revenue from the sales of our products during 2011.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture, and market and sell our proposed products. To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have financed our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts. Currently, our monthly cash burn rate is approximately $1,000,000. The burn rate is expected to drop to $700,000 in the second quarter as we bring our accounts payable current. We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from December 31, 2011. We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.  We anticipate that our available cash and expected income will be sufficient to finance our current activities for at least the next 12 months from December 31, 2011, although certain activities and related personnel may need to be reduced.

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

We do not generate any revenue. Accordingly, we will be required to issue our securities in order to secure additional financing. The issuance of additional securities may be dilutive to current shareholders. We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities, as well as derivative securities that are exercisable into common or preferred stock, may generally be issued without the approval or consent of our stockholders. The issuance of such securities may result in substantial dilution to existing shareholders.

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

We have concentrated the majority of our research on our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and currently have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and/or royalty/licensing fees related to the technology, will be our primary sources of revenues. If we are unable to develop our technologies, we may never realize any revenue.

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

Positive results from pre-clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies, we will be required to demonstrate, through clinical trials, that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our operations could be materially harmed.

There are no assurances that we will be able to submit or obtain FDA approval of a new drug application or biologics license application in order to market and sell our products.

There can be no assurance that even if the clinical trials of any potential product candidates are successfully initiated and completed, that we will be able to submit a Biologics License Application or New Drug Application to the FDA or that any BLA or NDA we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA and NDA with respect to any future product candidate, or if such application is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against it. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business. By way of example, in May of 2008, we filed a complaint against StemCells, Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. Please refer to the section of this Annual Report entitled “Legal Proceedings” for a further discussion of such litigation.

We may not be able to obtain necessary licenses to third-party patents and other rights.

A number of companies, universities and research institutions have filed patent applications or have received patents relating to technologies in our field. We cannot predict which, if any, of these applications will issue as patents or how many of these issued patents will be found valid and enforceable. There may also be existing issued patents on which we would infringe upon commercialization of our product candidates. If so, we may be prevented from commercializing these products unless the third party is willing to grant a license to us. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed. Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages, or potentially prevent us from continuing certain operations.

We may not be able to obtain third-party patient reimbursement or favorable product pricing.

Our ability to successfully commercialize our proposed products in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our current business model.

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

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance will depend on a number of factors, including:

•	the clinical efficacy and safety of our proposed products;
•	the superiority of our products to alternatives;
•	the potential advantages of our products over alternative treatment methods; and
•	the reimbursement policies of government and third-party payers.

If the health care community does not accept our products for any reason, our business would be materially harmed.

We depend on key employees and consultants for our continued operations and future success.

We are highly dependent on our chief executive officer, chief scientific officer and outside consultants. Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at any time. The loss of any of these key employee or consultant could adversely affect our opportunities and materially harm our future prospects. In addition, we anticipate the need for additional management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development our business.

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

Our competition may have significantly greater experience and financial resources.

The biotechnology industry is characterized by intense competition. We will compete against numerous companies, many of which have substantially greater resources. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases which we target. Although not necessarily direct competitors, in the event we develop a commercially feasible product, we will compete against companies such as Genzyme Corporation, Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, may have substantially greater resources and experience in our fields.

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

The commercialization of our therapies exposes us to product liability claims.

Product liability claims could result in substantial litigation costs and damage awards against us. We have obtained liability insurance that covers our clinical trials. If we begin commercializing products, we will need to increase our insurance coverage. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

We intend to rely upon third-party FDA-approved manufacturers for our products.

We currently have no internal manufacturing capability and rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our proposed products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure alternative third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge. No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the USPTO. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc., which is further described in the portion of this Annual Report entitled “Legal Proceedings.”

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

We base a large part of our research and development on the use of human stem cells obtained from human tissue. The U.S. federal and state governments and other jurisdictions impose restrictions on the acquisition and use of human tissue, including those incorporated in federal Good Tissue Practice, or “GTP,” regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or of the quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products — that is, sources that follow all state and federal laws and guidelines for cell procurement. Certain components used to manufacture our stem and progenitor cell product candidates will need to be manufactured in compliance with the FDA’s GMP. Accordingly, we will need to enter into supply agreements with companies that manufacture these components to GMP standards. There is no assurance that we will be able to enter into any such agreements.

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

Risks Relating to Our Common Stock

Our common shares are “thinly” traded.

Our common shares have historically been “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the facts that we are a micro-cap company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community. Even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, you may not be able to sell your shares if you need money or otherwise desire to liquidate your investment.

The market price for our common shares is particularly volatile.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility of our share price is attributable to a number of factors. First, there is limited liquidity in the market for our common shares. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of December 31, 2011, we have issued and outstanding 48,682,118 common shares, 24,539,901common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,384,575 common shares reserved for issuance pursuant to future awards under our incentive stock plans. Accordingly, we will be entitled to issue up to 70,393,406 additional common shares and 7,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•	our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. In the event any of the analysts who cover us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

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

ITEM 2.	PROPERTIES

We currently lease four facilities located in the United States. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville, Maryland. We lease these facilities consisting of approximately 3,200 square feet. The term of our lease expired on January 31, 2012 and was subsequently renewed through January 31, 2013 for $11,890 per month. This lease is subject to extension of its term through amendment to the original lease.

In September 2009, we entered into a lease, consisting of approximately 2,375 square feet of research space in San Diego, California. The lease expired on August 31, 2011 and was subsequently renewed through May 31, 2012 for $5,993 per month. This lease is subject to extension of its term through amendment to the original lease.

In July 2011, we entered into a lease for research space in San Diego, California, for a base rent amount of $5,000 per month plus certain additional monthly fees to be determined based on usage. This lease has an expiration date of August 31, 2013. This lease is subject to renewal on a monthly basis.

In October 2011, we entered into a lease, consisting of approximately 2,996 square feet of additional research space in San Diego, California for $6,741 per month. The term of this lease expires on August 31, 2015.

We also lease a research facility in People’s Republic of China. This lease expired on September 30, 2011 and was subsequently renewed on a “month-to-month” basis through September 30, 2013 for 10,000 RMB or, approximately, $1,600 per month.

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

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•	On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as “Plaintiffs”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “'505 patent”), was is invalid, not infringed, and unenforceable. See Civil Action Nos. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “'418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs. On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California. On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells' Motion to Dismiss, but granted Neurospheres' motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case and StemCells’ identical suit (Civil Action No. 08-2664) were consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, these matters will be concluded.

•	On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. Both motions are fully briefed, apply to the patents at issue in Civil Action Nos. 08-1173 and 08-2664 and remain pending before the Court. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. Those motions are fully briefed and remain pending. On December 1, 2011, Neuralstem filed a motion to supplement the record on its cross motion for summary judgment on standing. StemCells opposed Neuralstem’s motion to supplement and also cross-moved to supplement the record. Those motions are also fully briefed and remain pending. It is not known when, nor on what basis, this matter will be concluded.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE Amex under the symbol "CUR." The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock.

	High	Low

2011
First Quarter	$2.35	$1.67
Second Quarter	$2.12	$1.06
Third Quarter	$1.68	$1.04
Fourth Quarter	$1.60	$0.86
2010
First Quarter	$2.50	$1.75
Second Quarter	$3.49	$1.92
Third Quarter	$2.64	$1.71
Fourth Quarter	$2.71	$1.83

Holders

As of March 1, 2012 our common stock was held by approximately 426 record holders and approximately 3,932 beneficial shareholders who hold their shares in street name.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2011.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities
	to be Issued	Exercise Price of	Remaining Available for
	upon Exercise of	Outstanding	Future Issuance under
	Outstanding	Options,	Equity Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
	and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by security holders
2005 Stock Plan, as amended	3,758,275	$1.22	-
2007 Stock Plan	5,632,916	3.31	395,930
2010 Stock Plan	602,004	2.21	5,988,645
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,993,195	$2.46	6,384,575

Performance Measurement Comparison(1)

The following graph compares total stockholder returns of Neuralstem, Inc. for the period commencing on August 23, 2007 (date on which the company’s common stock became registered under Section 12 of the Exchange Act) and ending on December 31, 2011, to two indices: (i) The AMEX Composite Index and (ii) The AMEX Biotechnology Index. The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Neuralstem stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period.

(1)          This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Neuralstem under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)          Shows the cumulative total return on investment assuming an investment of $100 in each of Neuralstem, Inc., the Amex Composite Index and Amex Biotechnology Index on August 23, 2007.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	On January 6, 2011, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 120,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 596,675 shares of common stock at $2.14 per share. The common stock is deliverable on April 1, 2011. The warrant is exercisable immediately, shall expire on January 6, 2021, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale.

•	On June 24, 2011, we entered into a contract with a service provider for the issuance of 178,012 common shares as partial payment for services rendered in connection with certain pre-clinical work. The shares were valued at $295,500 or $1.66 per share which was the market price of our common shares on June 24, 2011. Of the shares issued, 82,606 are subject to forfeiture if certain work is not completed within 18 months of the protocol finalization date, of which no date has yet been established. We also issued an additional 7,510 and 10,292 common shares as bonus payments, subject to cancelation, if certain work is not completed by April and July of 2012, respectively. The bonus shares were valued at $29,550 or $1.66 per share which was the market price of our common shares on June 24, 2011.

•	On March 26, 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services. The common stock is deliverable on April 1, 2012. The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale. The form of warrant is substantially similar to the warrant issued on January 8, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	Ended December 31,
	2011	2010	2009	2008	2007

Revenues	$390,625	$733,438	$-	$-	$306,057

Operating expenses:
Research and development costs	7,354,857	9,163,810	5,346,904	6,513,349	3,440,129
General and administrative expenses	5,839,188	6,623,758	5,030,981	5,252,863	3,201,443
Depreciation and amortization	187,050	130,751	88,664	65,761	32,057
Total operating expenses	13,381,095	15,918,319	10,466,549	11,831,973	6,673,629
Operating loss	(12,990,470)	(15,184,881)	(10,466,549)	(11,831,973)	(6,367,572)

Nonoperating income (expense):
Litigation settlement	250,000	-	-	-	-
Interest income	60,955	59,277	19,614	39,806	194,753
Interest expense	(821)	(2,662)	(776)	-	(1,302)
Warrant issuance and modification expense	-	(1,906,800)	-	(38,631)	-
Gain (loss) from change in fair value adjustment of warrant obligations	161,809	(1,352,234)	83,348	-	-
Total nonoperating income (expense)	471,943	(3,202,419)	102,186	1,175	193,451

Net loss attributable to common shareholders	$(12,518,527)	$(18,387,300)	$(10,364,363)	$(11,830,798)	$(6,174,121)
Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.26)	$(0.42)	$(0.30)	$(0.30)	$(0.24)

Weighted average common shares outstanding - basic and diluted	48,340,557	43,466,074	34,280,882	34,280,882	29,012,858

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:

Cash and cash equivalents	$2,352,013	$9,261,233	$2,309,774	$4,903,279	$7,403,737
Working Capital	590,385	7,093,237	892,552	3,774,078	6,517,757
Total assets	4,086,177	10,591,360	3,007,405	5,468,733	7,826,053
Fair value of warrant obligations	-	1,250,839	6,462,039	-	-
Accumulated deficit	(98,472,658)	(85,954,131)	(67,566,831)	(57,486,795)	(45,655,997)
Total stockholders' equity (deficit)	1,659,818	7,854,350	(5,015,456)	4,203,245	6,809,354

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2012.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2011, 2010 and 2009.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license twenty-five (25) issued patents and twenty-nine (29) patent pending applications in the field of regenerative medicine and related technologies. We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, provide a competitive advantage and will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Research

We have devoted substantial resources to our research programs to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for therapeutic products as well as developing our pharmaceutical compounds. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our products for the years ended December 31, 2011, 2010 and 2009. We are mainly focused on: (i) successfully managing our two sponsored clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury and (iii) our research with Loma Linda University. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials. We are not focused at this time on generating revenues.

In August of 2011, we were selected as the primary subcontractor for a Department of Defense (“DOD”) contract, awarded to Loma Linda University, to develop its human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. We have recognized revenue related to this contract of $390,625 for year ended December 31, 2011. As of December 31, 2011, we have billed and unbilled amounts due from Loma Linda of $234,375. Management expects complete collection of these amounts and, therefore, has not recognized any allowance for uncollectible amounts as of December 31, 2011.

In November 2010, we were awarded three Federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. The funding will help us move our small molecule treatment for depression into the clinic, and advance our ongoing trial to treat ALS (“amyotrophic lateral sclerosis”) with our spinal cord stem cells. The third grant will go to developing our IGF1-expressing (“insulin-like growth factor 1”) neural stem cell therapy product, which could also target ALS. In this program, we are focused on engineering our spinal cord neurons to over-express molecules of interest, such as IGF1. We had recognized revenue related to these grants of $733,438 during the year ended December 31, 2010. As of December 31, 2010, we had received $575,406 of these grant funds. During the first quarter of 2011, all remaining grant funds were received.  These are one-time grants. The Company did not generate any revenue for the year ended December 31, 2009.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

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

We expect that research and development expenses will increase in the future, as funding allows. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and preclinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and Investigational New Drug (“IND”) applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China  This subsidiary primarily conducts research with regard to stem cells. All payments to or investments in this subsidiary have been expensed.

Clinical Trials

Stem Cells

On September 21, 2009, the U.S. Food and Drug Administration (“FDA”) approved our first IND to begin Phase I clinical studies on our treatment for ALS or Lou Gehrig’s disease. In October of 2011, we announced that after reviewing safety data from the first 12 patients, the FDA granted approval for the trial to advance to transplanting patients in the cervical (upper back) region for the last six patients in the trial. To date, we have treated 14 patients.

On August 22, 2010, we filed our second IND for our proposed Phase I clinical trials for chronic spinal cord injury. In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold. At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application. We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was generated for the next phase of the ALS trial. We anticipate the study, if approved and commenced, will be a multi-site study in the United States. It is still too early to predict when the trial will be approved to move forward.

Pharmaceutical Compounds

In February of 2011, we commenced a Phase Ia clinical trial of our drug compound, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The Phase Ia trial tested a single oral administration of NSI-189 in healthy volunteers. In October of 2011, we completed the Phase Ia portion of the trial. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The Phase Ib portion consists of patients with Major Depressive Disorder (“MDD”) receiving daily doses for 28 consecutive days. We plan on commencing the Phase Ib portion of the trial by the end of the first quarter of 2012. It is still too early in the trials to make any determination as to its level of success, if any.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to clinical phase of development.  Additionally, we have now transitioned to accelerated filer status with the SEC and will no longer be able to use the scaled disclosure afforded to smaller reporting companies.   As a result, we have incurred additional costs and expenses with regard to our legal and financial compliance, including compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Intangible and Long-Lived Assets—We follow FASB guidelines related to the accounting for impairment of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ending December 31, 2011, 2010 and 2009, no impairment losses were recognized.

Fair Value of Financial Instruments - Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

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

Effective January 1, 2009, we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. On February 23, 2011, all remaining common stock purchase options which have an exercise price reset and an anti-liquidation feature expired, effectively, eliminating the derivative liability. In the twelve months ended December 31, 2011, 1,436,864 of the common stock purchase warrants were exercised or forfeited. The expiration of these common stock purchase warrants resulted in a net gain from the change in fair value of $161,809 for the twelve months ended December 31, 2011. In the twelve months ended December 31, 2010, 7,348,546 of the common stock purchase warrants were exercised or forfeited. The fair value of the remaining warrants increased, due to a higher stock price, resulting in a loss from the change in fair value of $1,352,234 for the twelve months ended December 31, 2010.

For a further discussion regarding fair value measurements, see Note 7 on Fair Value in the Notes to Financial Statements of this Form 10-K.

Accounting for Warrants – We have adopted FASB guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain of our warrants were considered to be derivatives and were valued using various assumptions as they are recorded as liabilities.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation—The Company accounts for equity instruments issued to non-employees in accordance with guidance issued by FASB.  Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed. We recognized $3,333,099, $5,240,882 and $4,556,916 in stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

Revenue

In August of 2011, we were selected as the primary subcontractor for a DOD contract, awarded to Loma Linda University, to develop its human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. We have recognized revenue related to this contract of $390,625 for year ended December 31, 2011. As of December 31, 2011, we have billed and unbilled amounts due from Loma Linda of $234,375. Management expects complete collection of these amounts and, therefore, has not recognized an allowance as of December 31, 2011.

In November 2010, we were awarded three Federal grants, totaling $733,438 through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. The funding will help us move our small molecule treatment for depression into the clinic, and advance our ongoing trial to treat ALS with our spinal cord stem cells. The third grant will go to developing our IGF1-expressing neural stem cell therapy product, which could also target ALS. In this program, we are focused on engineering our spinal cord neurons to over-express molecules of interest, such as IGF1 (insulin-like growth factor 1). We had recognized revenue related to these grants of $733,438 during the year ended December 31, 2010. As of December 31, 2010, we had received $575,406 of these grant funds. During the first quarter of 2011, all remaining grant funds were received.  These are one-time grants. The Company did not generate any revenue for the year ended December 31, 2009.

Operating Expenses

Operating expenses totaled $13,381,095 in 2011, $15,918,319 in 2010 and $10,466,549 in 2009.

				Change in		Change in
				2011		2010
	Year Ended December 31,			Versus 2010		Versus 2009
	2011	2010	2009	$	%	$	%
Operating Expenses
Research & development	$7,354,857	$9,163,810	5,346,904	$1,808,953	20%	$(3,816,906)	(71)%
General & administrative expense	5,839,188	6,623,758	5,030,981	784,570	12%	(1,592,777)	(32)%
Depreciation and amortization	187,050	130,751	88,664	(56,299)	(43)%	(42,087)	(47)%
Total expense	$13,381,095	$15,918,319	10,466,549	$2,537,224	16%	$(5,451,770)	(52)%

Research and Development Expenses

Our research and development (“R&D”) expenses consist of expenses incurred in identifying, developing and testing treatments for central nervous system diseases. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers and academic collaborators for research, testing, contract manufacturing, costs of facilities, and the preparation of regulatory applications and reports.

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

We have formed a wholly owned subsidiary in the People’s Republic of China. This subsidiary primarily conducts research with regard to stem cells.  Our investment to date is considered immaterial. All payments to and investments in this subsidiary have been expensed and included in R&D costs and, to date, these payments total approximately $140,000.

Research and development expenses totaled $7,354,857 in 2011, compared to $9,163,810 in 2010. The decrease of $1,808,953, or 20% from 2010 to 2011 was primarily attributable to a decrease in non-cash stock based compensation and consulting expenses. Research and development expenses totaled $9,163,810 in 2010, compared to $5,346,904 in 2009. The increase of $3,816,906, or 71%, from 2009 to 2010 was primarily attributable to the costs in 2010 of beginning clinical trials for ALS; completing the application to the FDA to begin clinical trials on our small molecule compound NS-189 for Depression and our stem cells for chronic spinal cord injury, and the development of proof of principle for new applications for our stem cells. Of the $3,816,906 increase in R&D spending, $3,619,570 was attributable to increased spending on external contractors.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to clinical phase of development. We also anticipate that, as a result of our outsource model, our G&A expenses related to our core business will increase at a slower rate than that of similar companies.

We anticipate that as a result of our outsource model, our G&A expenses related to our core business will increase at a slower rate than that of similar companies.

General and administrative expenses totaled $5,839,188 in 2011, compared with $6,623,758 in 2010. The decrease of $784,570, or 12% from 2010 to 2011 was primarily attributable to a decrease in non-cash stock based compensation. General and administrative expenses totaled $6,623,758 in 2010, compared with $5,030,981 in 2009. The increase of $1,592,777, or 32%, from 2009 to 2010 was primarily attributable to increased litigation expenses and non-cash stock based compensation. These two categories accounted for $1,303,509 of the expenses increase.

Depreciation and Amortization

Depreciation and amortization expenses totaled $187,050 in 2011, compared with $130,751 in 2010. The increase of $56,299 or 43% from 2010 to 2011 was primarily attributable to higher depreciation resulting from purchases of lab equipment and higher amortization of patents resulting from greater patent additions over the past year. Depreciation and amortization expenses totaled $130,751 in 2010, compared with $88,664 in 2009. The increase of $42,087 or 47% from 2009 to 2010 was primarily attributable to higher depreciation resulting from purchases of lab equipment and higher amortization of patents resulting from greater patent additions over the past year.

Nonoperating (expense) income

Nonoperating income (expense) totaled $471,943 in 2011, $(3,202,419) in 2010 and $102,186 in 2009. The nonoperating income or expense is discussed below.

	Year Ended December 31,
	2011	2010	2009

Nonoperating income (expense):

Lawsuit settlement	$250,000	$-	$-
Interest income	60,955	59,277	19,614
Interest expense	(821)	(2,662)	(776)

Warrant issuance and modification expense	-	(1,906,800)	-

Gain (loss) on change in fair value adjustment of warrant obligations	161,809	(1,352,234)	83,348

Total nonoperating income (expense)	$471,943	$(3,202,419)	$102,186

Interest income totaled $60,955 in 2011, compared to $59,277 in 2010. The increase of $1,678 from 2010 to 2011 was attributable to slightly higher interest rates. Interest income totaled $59,277 in 2010, compared to $19,614 in 2009. The increase of $39,663 from 2009 to 2010 was attributable to higher cash balances, offset by reduced interest rates on short term savings.

Interest expense was $821 in 2011, compared to $2,662 in 2010. The decrease of $1,841 from 2010 to 2011 was attributable to a payoff of loans related to insurance costs in 2010. Interest expense was $2,662 in 2010, compared to $776 in 2009. The increase of $1,886 from 2009 to 2010 was attributable to the short-term financing of some insurance costs.

The Company had a warrant modification expense of $1,906,800 in 2010. Details of the transaction are in Note 2 to the financial statements.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  We had $2,352,013 in cash at December 31, 2011.  On February 14, 2012, the Company closed on a registered direct placement of 5,200,000 shares of common stock.  Net proceeds are estimated to be $4,910,000 (see subsequent events).  The Company has signed a term sheet for new private placement for between $2,000,000 and $4,000,000 on terms similar to the February’s placement. We are confident this new placement will close by the end of the second quarter 2012. Neuralstem is also in negotiations for licensing agreements for both our stem cell and pharmaceutical products. The licenses cover distinct geographic regions including Mexico, Japan, Europe and worldwide rights. Generally, these agreements provide for significant initial payments to Neuralstem for licensing rights and the licensee’s paying for the trials required to bring the product to market in their region.

Currently, our monthly cash burn rate is approximately $1,000,000.  The burn rate is expected to drop to $700,000 in the second quarter as we bring our accounts payable current. We estimate that we will have sufficient cash and cash equivalents to finance our current operations, pre-clinical and clinical work for at least 12 months from December 31, 2011.  We cannot assure you that we will be able to secure additional financing after such time.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

				Change in 2011		Change in 2010
	Year Ended December 31,			Versus 2010		Versus 2009
	2011	2010	2009	$	%	$	%
Cash and cash equivalents	$2,352,013	$9,261,233	$2,309,774	(6,909,220)	(75)%	6,951,459	301%

Net cash used in operating activities	$(8,096,696)	$(9,981,245)	$(5,144,821)	1,884,549	19%	(4,836,424)	(94)%
Net cash used in investing activities	$(480,850)	$(332,675)	$(210,784)	(148,175)	(45)%	(121,891)	(58)%
Net cash provided by financing activities	$1,668,326	$17,265,378	$2,762,099	(15,597,052)	(90)%	14,503,279	525%

Total cash and cash equivalents was $2,352,013 at December 31, 2011, compared with $9,261,233 at December 31, 2010. The decrease in cash and cash equivalents of $6,909,220 or 75%, from 2010 to 2011, was primarily attributable to funding operations without the benefit of significant cash flows from financing activities in 2011. Total cash and cash equivalents was $9,261,233 at December 31, 2010, compared with $2,309,774 at December 31, 2009. The increase in cash and cash equivalents of $6,951,459 or 301%, from 2009 to 2010, was primarily attributable to the exercise of outstanding warrants and the registered offering of our securities during the twelve months ending December 31, 2010.

Net Cash Used in Operating Activities

Operating activities required $8,096,696 in 2011, compared to $9,981,245 in 2010. The decrease of $1,884,549 or 19%, from 2010 to 2011 was primarily attributable to a planned pause in our ALS trial after the first quarter of 2011, while the Company prepared a study of trial results for submission to the FDA for review. Operating activities required $9,981,245 in 2010, compared to $5,144,821 in 2009. The increase of $4,836,424 in cash consumption, or 94%, from 2009 to 2010 was primarily attributable to the initiation of our clinical trials and increase in legal expenses.

Net Cash Used in Investing Activities

We used $480,850 of cash in connection with investment activities in 2011, compared to $332,675 in 2010. The increase in our cash use of $148,175, or 45%, from 2010 to 2011, was primarily attributable to an increase in purchases of equipment during the year, as well as additional patent work. We used $332,675 of cash in connection with investment activities in 2010, compared to $210,784 in 2009. The increase in our cash use of $121,891, or 58%, from 2009 to 2010, was primarily attributable to an increase in purchases of equipment during the year, as well as additional patent work.

Net Cash Provided by Financing Activities

We raised $1,668,326, $17,265,378 and $2,762,099 in net proceeds from the issuance of our securities during the years ended December 31, 2011, 2010 and 2009, respectively.

Listed below are key financing transactions entered into by us during 2011:

•	During the first quarter of 2011, we issued an aggregate of 1,468,775 common shares as a result of warrant exercises. As a result of the exercises, we received gross proceeds of $1,826,347, incurred issuance costs of $158,021, ultimately realizing $1,668,326 in net proceeds.
•	During 2011, we issued an aggregate of 315,814 common shares in exchange for $565,050 of prepaid consulting and research and development expenses. No cash was received as a result of these transactions.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On October 14, 2010, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. Of this amount, we have: (i) sold $5.2 million of unit pursuant to our February 2012 offering, and (ii) registered up to $20 million of our common shares for sale from time to time pursuant to our November 2010 sales agreement. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

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

On February 14, 2012, the Company closed on a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds were approximately $4,910,000.

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

Contractual Obligations

As of December 31, 2011, our contractual obligations for the next five years, and thereafter were as follows:

Future minimum operating lease payments:

Amount
2012	$247,723
2013	134,250
2014	84,877
2015	57,913
2016	-
2017 and thereafter	-
Total minimum payments	$524,763

Off-Balance Sheet Arrangements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have a subsidiary located in the People’s Republic of China. We do not engage in foreign currency hedging activities. At present our capitalization of our foreign subsidiary has been minimal and as a result, our foreign exchange risk has been minimal. Notwithstanding, because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations may in the future have an impact on our financial results if we increase the funding to our subsidiary. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of December 31, 2011, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, in the future if we increase our funding levels, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries. Much of the foreign currency translation gain recognized as of December 31, 2011 is derived from the translation of the subsidiary accounts for consolidation purposes.

Credit Risk

We place most of our cash in United States banks and we invest some of our cash in interest bearing instruments issued by United States banks. Deposits with banks may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents.  Cash equivalents currently consist of money market funds and certificates of deposit.  Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.  We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy.  To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

Our foreign subsidiary deposits their cash in local banks, but if the amount of a deposit at any time exceeds the amount at a bank under the national banking insurance laws, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Interest Rate Risk

As of December 31, 2011, we had cash and cash equivalents of approximately $2.4 million consisting of cash deposited in a highly rated financial institution in the United States. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuralstem, Inc.

We have audited the accompanying balance sheets of Neuralstem, Inc. (the “Company”) as of December 31, 2011 and 2010, and the statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Neuralstem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company

Baltimore, Maryland

March 29, 2012

Neuralstem, Inc.

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,352,013	$9,261,233
Prepaid expenses	430,356	246,887
Billed and unbilled contract revenue	234,375
Other current assets		322 ,127
Total current assets	3,016,744	9,830,247

Property and equipment, net	292,193	200,084
Patent filing fees, net	701,846	500,154
Other assets	75,394	60,875

Total assets	$4,086,177	$10,591,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,843,684	$1,032,931
Accrued bonus expense	582,675	453,240
Fair value of warrant obligations	-	1,250,839

Total current liabilities	2,426,359	2,737,010

Total liabilities	2,426,359	2,737,010

Commitments and Contingencies(Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-

Common stock, $0.01 par value; 150 million shares authorized, 48,682,118 and 46,897,529 shares outstanding in 2011 and 2010 respectively	486,821	468,975
Additional paid-in capital	99,645,655	93,339,506
Accumulated deficit	(98,472,658)	(85,954,131)
Total stockholders' equity	1,659,818	7,854,350

Total liabilities and stockholders' equity	$4,086,177	$10,591,360

See notes to financial statements.

Neuralstem, Inc.

Statements of Operations

	Year Ended
	Ended December 31,
	2011	2010	2009

Revenues	$390,625	$733,438	$-

Operating expenses:
Research and development costs	7,354,857	9,163,810	5,346,904
General and administrative expenses	5,839,188	6,623,758	5,030,981
Depreciation and amortization	187,050	130,751	88,664
Total operating expenses	13,381,095	15,918,319	10,466,549
Operating loss	(12,990,470)	(15,184,881)	(10,466,549)

Nonoperating income (expense):
Litigation settlement	250,000	-	-
Interest income	60,955	59,277	19,614
Interest expense	(821)	(2,662)	(776)
Warrant issuance and modification expense	-	(1,906,800)	-
Gain (loss) from change in fair value adjustment of warrant obligations	161,809	(1,352,234)	83,348
Total nonoperating income (expense)	471,943	(3,202,419)	102,186

Net loss attributable to common shareholders	$(12,518,527)	$(18,387,300)	$(10,364,363)

Net loss per share - basic and diluted	$(0.26)	$(0.42)	$(0.30)

Weighted average common shares outstanding - basic and diluted	48,340,557	43,466,074	34,280,882

See notes to financial statements.

Neuralstem, Inc.

Statements of Cash Flows

	For the Year
	Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(12,518,527)	$(18,387,300)	$(10,364,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	187,050	130,751	88,664
Share based compensation expenses	3,333,099	5,240,882	4,556,916
Warrant issuance and modification expense	-	1,906,800	-
(Gain)/loss from change in fair value adjustment of warrant obligations	(161,809)	1,352,234	(83,348)

Changes in operating assets and liabilities:
Billed and unbilled fees	(234,375)	-	-
Prepaid expenses	(27,429)	(43,286)	(7,313)
Other current assets	322,127	(327,286)	(2,744)
Other assets	(14,519)	-	-
Accounts payable and accrued expenses	888,252	213,570	243,657
Accrued bonus expense	129,435	(67,609)	423,711
Net cash used in operating activities	(8,096,696)	(9,981,244)	(5,144,820)

Cash flows from investing activities:
Patent filing costs incurred	(284,438)	(256,353)	(122,406)
Purchase of property and equipment	(196,412)	(76,322)	(88,378)
Net cash used in investing activities	(480,850)	(332,675)	(210,784)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	1,668,326	7,993,859	-
Issuance of common stock from private placement	-	9,271,519	2,762,099
Net cash provided by financing activities	1,668,326	17,265,378	2,762,099

Net (decrease)increase in cash and cash equivalents	(6,909,220)	6,951,459	(2,593,505)

Cash and cash equivalents, beginning of period	9,261,233	2,309,774	4,903,279

Cash and cash equivalents, end of period	$2,352,013	$9,261,233	$2,309,774

Supplemental disclosure of cash flows information:
Cash paid for interest	$821	$2,662	$776
Cash paid for income taxes	-	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification of common stock warrants	$(1,089,030)	$(6,563,180)	$-
Prepayment of services through common stock issuance	(565,050)	(240,000)	-
Payment of contract services through common stock issuance	-	(50,000)	-
Issuance of common stock from executive bonuses	(77,500)	(248,367)	(372,033)

See notes to financial statements.

Neuralstem, Inc.

Statements of Changes In Shareholders’ Equity (Deficit)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2009	33,751,300	$337,513	$54,308,409	$(57,202,468)	$(2,556,546)

Share based payment - employee compensation	-	-	4,556,916	-	4,556,916

Issuance of common stock through Private Placement ($1.25 per share), net of financing costs of $96,608	800,000	8,000	895,392	-	903,392
Issuance of common stock from warrants exercised ($1.25 per share), net of financing costs of $31,300	320,505	3,205	575,741	-	578,946
Issuance of common stock in settlement of outstanding 2008 bonus due to officers (225,475 shares at $1.65 per share)	225,475	2,255	369,778	-	372,033
Issuance of common stock through Private Placement ($2.32 per share), net of financing costs of $5,833	646,551	6,465	1,487,701	-	1,494,166
Net loss	-	-	-	(10,364,363)	(10,364,363)
Balance at December 31, 2009	35,743,831	357,438	62,193,937	(67,566,831)	(5,015,456)

Share based payments	-	-	4,918,282	-	4,918,282
Issuance of common stock through Private Placement ($2.80 per share), net of financing costs of $728,501	3,571,436	35,714	9,235,805	-	9,271,519
Issuance of common stock for prepaid consulting services	140,000	1,400	238,600	-	240,000
Issuance of common stock for consulting services	45,000	450	49,550	-	50,000
Issuance of common stock from warrants exercised (various between $0.50 and $1.49 per share), net of issuance costs of $671,094	7,261,108	72,612	7,921,246	-	7,993,858
Warrant issuances and modifications	-	-	8,445,309	-	8,445,309
Extinguishment of fair value of warrant obligations from warrant expiration	-	-	24,671	-	24,671
Issuance of restricted common stock in payment for Director's compensation ($2.17 per share)	15,000	150	64,950	-	65,100
Issuance of restricted common stock in payment for 2009 executive bonuses ($2.05 per share)	121,154	1,211	247,156	-	248,367
Net loss	-	-	-	(18,387,300)	(18,387,300)
Balance at December 31, 2010	46,897,529	468,975	93,339,506	(85,954,131)	7,854,350

Share based payments	-	-	2,924,089	-	2,924,089

Issuance of common stock from warrants exercised at $1.10 and $1.25 per share, net of issuance costs of $158,020	1,468,775	14,688	1,653,638	-	1,668,326

Issuance of restricted common stock and restricted common stock units in payment for 2010 executive bonuses ($2.02 per share)	-	-	77,500	-	77,500

Warrant issuances and modifications	-	-	1,089,030	-	1,089,030

Issuance of common stock for prepaid consulting services	315,814	3,158	561,892	-	565,050
Net loss	-	-	-	(12,518,527)	(12,518,527)
Balance at December 31, 2011	48,682,118	$486,821	$99,645,655	$(98,472,658)	$1,659,818

See notes to financial statements.

NEURALSTEM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Neuralstem, Inc. (“Company”) is a biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases for which there are no cures. The Company was founded in 1997 and currently has laboratory and office space in Rockville, Maryland and laboratory facilities in San Diego, California and in the People’s Republic of China. The Company is also in the process of establishing laboratory facilities in China. At December 31, 2011 and 2010, the investment in the Chinese operations was immaterial, so we did not present consolidated financial statements.

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

The Company's business currently does not generate cash. The Company's management does not know when this will change. The Company has expended and will continue to expend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration ("FDA") to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. We anticipate that our available cash and expected income will be sufficient to finance our current activities for at least the next 12 months from December 31, 2011, although certain activities and related personnel may need to be reduced.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

Liquidity and Management’s Plans

We continue to have significant reliance on outside investors to fund our operations. Currently, our monthly cash burn rate is approximately $1 million. The burn rate is expected to drop to $700 thousand in the second quarter as we bring our accounts payable current. At December 31, 2011, we had a working capital surplus (current assets less current liabilities) of approximately $590 thousand (approximately $583 thousand of the current liabilities are owed to management) and approximately $2.3 million in cash. In February 2012 we raised net proceeds of approximately $4.9 million in a private placement of 5,200,000 shares of common stock and warrants to purchase up to 5,200,000 shares of common stock. In March 2012, the Company signed a term sheet for new private placement for between $2 million and $4 million on terms similar to the February’s placement. Management believes this new placement will close by the end of the second quarter 2012.

These placements rely on a universal shelf registration statement that was declared effective by the SEC in October 2010. The universal shelf registration statement registered the issuance of up to $50 million of our securities.

Neuralstem is also in negotiations for licensing agreements for both our stem cell and pharmaceutical products. The licenses cover distinct geographic regions including Mexico, Japan, Europe and worldwide rights. Generally the agreements provide for significant initial payments to Neuralstem for licensing rights and the licensee’s paying for the trials required to bring the product to market in their region.

We believe that our current resources will be sufficient to fund our operations through 2012. There is no assurance that additional funding will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted.

Cash and Cash Equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Generally, our receivables consist of revenue from research contracts and governmental grants.  In 2011, all of our revenue was generated from a research contract with Loma Linda University.  In 2010, all of our revenue was generated from Federal grants.  Management expects complete collection of any amounts due under these arrangements and regards the associated credit risk to be minimal.  Management has concluded that no allowance for uncollectible amounts is necessary in connection with any amounts due under these arrangements as of December 31, 2011 and 2010.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to eight years. Expenditures for maintenance and repairs are charged to operations as incurred.

Patents

We capitalize costs consisting principally of outside legal costs and filing fees related to obtaining patents. We review our capitalized patent costs regularly to ensure that they include costs for patents and patent applications that have future value. We evaluate patents and patent applications that we are not actively pursuing and write down any associated costs. We amortize patent costs over their estimated useful lives of 20 years, beginning with the date the United States Patent and Trademark Office, or foreign equivalent, issues the patent.

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

Revenue Recognition

Our revenue recognition policies are in accordance with guidance issued by the SEC and Financial Accounting Standards Board (FASB).  Historically, our revenue has been derived primarily from providing treated samples for gene expression data from stem cell experiments, from providing services under various grant programs and through the licensing of the use of our intellectual property. More recently, we have recognized revenue from federal grants through the Patient Protection and Affordable Care Act, as well as from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue is being recognized evenly over the term of the contract with Loma Linda University.

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

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Significant New Accounting Pronouncements

The following accounting pronouncements, if implemented, would have no effect on the financial statements of the Company.

In May 2011, the FASB issued new accounting guidance changing some fair value measurement principles, such as by prohibiting the application of a blockage factor in fair value measurements and only requiring the application of the highest and best use concept when measuring nonfinancial assets. The accounting guidance will require, for recurring Level 3 fair value measurements, disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The accounting guidance further requires new disclosures about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value is disclosed. The accounting standards update will be effective for reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial position or results of operations.

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

Share Based Payments

We have granted stock-based compensation awards to employees and board members. Awards may consist of common stock, restricted stock, restricted stock units, warrants, or stock options.  Our stock options and warrants have up to a ten year life.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.

We granted 172,916, 817,004 and 270,000 options during the years ended December 31, 2011, 2010 and 2009, respectively. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments.  We recognized $3,333,099, $5,240,882 and 4,556,916 in share-based compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, from the vesting of stock options or warrants. Included in the expense for the year ended December 31, 2011, is $180,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock issued during the year ended December 31, 2011 and $60,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of the common stock issued during the year ended December 31, 2010. Included in the expense for the year ended December 31, 2010, is $180,000 in expense related to the amortization of prepaid consulting expense paid with the issuance of $240,000 in common stock. There was no expense recognized related to the amortization of prepaid consulting expense during the year ended December 31, 2009. During the year ended December 31, 2011, there were 5,342 options that expired. During the year ended December 31, 2010, there were 62,042 options that expired. No options expired during the year ended December 31, 2009. Additionally, included in the expense for the year ended December 31, 2011, is $169,010 in expense related to the amortization of prepaid research and development expense paid with the issuance of $325,050 in common stock as of July 1, 2011.

Note 2. Stockholders’ Equity (Deficit)

Preferred and Common Stock

The authorized stock of the Company consists of 7,000,000 shares of blank check preferred stock with a par value of $0.01 and 150,000,000 shares of common stock with par value of $0.01. None of the blank check preferred shares have been issued.

•	The Company completed a registered offering of 800,000 common shares at $1.25 per share increasing equity by approximately $1,000,000 in June 2009, less approximately $97,000 in related placement and closing costs.
•	In September 2009 and December 2009, several warrant holders exercised 320,505 warrants at $1.25 per warrant with gross proceeds of approximately $401,000.
•	In December 2009, the Company completed a private placement of 225,475 restricted shares of common stock at $1.65 per share to certain related parties in lieu of cash compensation. The shares are fully vested. Subject to certain exceptions, the stock cannot be sold for a period of five years after award.
•	In December 2009, the Company completed a private placement of 646,551 common shares at $2.32 per share with gross proceeds of approximately $1,500,000.
•	In the first quarter 2010, several warrant holders exercised 5,725,039 warrants at $1.25 per warrant with gross proceeds of approximately $7,156,299.
•	In the first quarter 2010, several warrant holders exercised 782,005 placement agent warrants at $1.10 per warrant with gross proceeds of approximately $860,206.
•	In April 2010, the Company awarded 140,000 common shares to a consultant in lieu of cash compensation for services valued at $240,000.
•	In the second quarter 2010, several warrant holders exercised 45,713 warrants at $1.25 per warrant with gross proceeds of approximately $57,141.
•	In June 2010, we sold approximately 3,571,436 units, through a registered direct offering. Each unit consists of one common share and 0.75 common share purchase warrant. Each unit was sold for $2.80. Each warrant has an exercise price of $3.25 per share, and is exercisable for a period of three years. As a result of the offering, we received gross proceeds of approximately $10 million.
•	In July 2010, the Company awarded 121,154 restricted shares of common stock to executives in payment of 2009 bonus awards. The shares were immediately vested, but may not be sold for 5 years from the date of the award. The share price on the date of the award was $2.57.
•	In July 2010, the Company awarded 45,000 common shares to a consultant in lieu of cash compensation for services valued at $50,000 per the 2009 contract terms.
•	In the third quarter 2010, several warrant holders exercised 8,000 warrants at $1.25 per warrant with gross proceeds of approximately $10,000.
•	In October 2010, several warrant holders exercised 320,000 warrants at $0.50 per warrant with gross proceeds of approximately $160,000.
•	In October 2010, a warrant holder exercised 100,000 warrants at $1.49 per warrant under the cashless provision. The strike price on that day was $2.40 and 62,083 warrants were forfeit resulting in net issuance of 37,917 common shares.
•	In November 2010, the Company awarded 34,615 restricted common shares to company executives in payment of 2009 Long Term Incentive Awards. The grant vests quarterly over three years. Subject to certain exceptions, the stock cannot be sold for a period of five years after award.
•	In November 2010, the Company awarded 15,000 common shares to Independent Director as compensation for serving on the Board of Directors.
•	In November 2010, the Company filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated. The prospectus is a part of a registration statement that we filed with the SEC on October 14, 2010, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $50,000,000. In 2010, we did not sell any of our common stock under this sales agreement with Stifel, Nicolaus & Company, Incorporated. Stifel, Nicolaus & Company, Incorporated will be paid compensation equal to 3.5% of the gross proceeds pursuant to the terms of the agreement.
•	In the fourth quarter 2010, several warrant holders exercised 297,529 warrants at $1.25 per warrant with gross proceeds of approximately $371,911.
•	In the fourth quarter 2010, several warrant holders exercised 44,905 placement agent warrants at $1.10 per warrant with gross proceeds of approximately $49,396.
•	In the first quarter 2011, several warrant holders exercised 1,404,625 warrants at $1.25 per warrant with gross proceeds of approximately $1,755,781.
•	In the first quarter 2011, several warrant holders of 64,150 placement agent warrants at $1.10 per warrant with gross proceeds of approximately $70,565.

•	In April 2011, the Company awarded 120,000 common shares to a consultant in lieu of cash compensation for services valued at $240,000.
•	In September 2011, the Company awarded 195,814 restricted shares of common stock to a consultant in lieu of cash compensation for services valued at $325,050.

Stock Options

During the years ended December 31, 2011, 2010 and 2009 the Company granted the following options:

•	On January 5, 2009 we granted a consultant 100,000 options to purchase common shares at a price of $1.64. The options were issued as compensation for services rendered. The grant was made pursuant to our 2005 Stock Plan. The options are fully vested and have a cashless exercise provision. The options expire on January 5, 2016.
•	On June 3, 2009 we granted a consultant 100,000 options to purchase common shares at a price of $1.13. The options were issued as compensation for services rendered. The grant was made pursuant to our 2005 Stock Plan. The options vest as follows: 25,000 vested immediately; 25,000 vest at the six month anniversary; 25,000 vest at the twelve month anniversary; 25,000 vest at the eighteen month anniversary. The options expire on June 3, 2019.
•	On July 2, 2009 we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $1.17. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee. These options vest quarterly over the grant year and expire 7 years from the date of grant.
•	On January 15, 2010, we issued a consultant options to purchase an aggregate of 45,000 common shares at $2.40 per share. The options vest as follows: (i) 25,000 upon grant; and (ii) 20,000 on December 31, 2010. The options have a term of 5 years.
•	On January 15, 2010, we issued a consultant options to purchase an aggregate of 100,000 common shares at $2.40 per share. The options are 100% vested upon grant and have a term of 7 years.
•	On July 12, 2010, we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $2.51. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee. These options vest quarterly over the grant year and expire 7 years from the date of grant.
•	On November 11, 2010, we issued 602,004 options to company executives in payment of 2009 Long Term Incentive Awards. The grant was made pursuant to our 2010 Stock Plan. The options will have an exercise price of $2.21 per share, vest quarterly over three years, and have a term of 10 years. The options cannot be sold for a period of five years after award.
•	On February 15, 2011, we granted a new independent director options to purchase 10,000 common shares at an exercise price of $2.02 per share. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. These options vest quarterly over the grant year and expire 7 years from the date of grant.
•	On July 1, 2011, we granted independent directors options to purchase an aggregate of 70,000 common shares at an exercise price of $1.50 per share. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. The grant consists of: (i) options to purchase 40,000 common shares as compensation for serving on the Board of Directors; (ii) options to purchase 10,000 common shares as compensation for serving on the Audit Committee; (iii) options to purchase 10,000 common shares as compensation for serving on the Compensation Committee; and (iv) options to purchase 10,000 common shares as compensation for serving on the Governance and Nominating Committee. These options vest quarterly over the grant year and expire 7 years from the date of grant.
•	On September 20, 2011, we granted independent directors options to purchase an aggregate of 92,916 common shares at an exercise price of $1.53 per share in lieu of cash compensation for Directors Fees. The grant was made pursuant to our 2007 Stock Plan and in compliance with our non-executive compensation arrangement. These options vest quarterly over the grant year and expire 10 years from the beginning of the service year, 4/1/2011.

We granted 172,916, 817,004 and 270,000 options during the years ended December 31, 2011, 2010 and 2009, respectively. We recorded related compensation expenses as our options vest in accordance with guidance issued by the FASB related to share based payments. We recognized $3,333,099, $5,240,882 and $4,556,916 in share-based compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, from the vesting of stock options or warrants.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	8,800,659	$2.55	8.2	$-

Granted	270,000	1.33	8.2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2009	9,070,659	$2.52	7.2	$-

Granted	817,004	2.27	-	-
Exercised	-	-	-	-
Forfeited	(62,042)	4.98	-	-
Outstanding at December 31, 2010	9,825,621	$2.48	6.4	$-

Granted	172,916	1.50	8.2	-
Exercised	-	-	-	-
Forfeited	(5,342)	13.36	-	-
Outstanding at December 31, 2011	9,993,195	$2.46	5.5	$1,128,000

Exercisable at December 31, 2011	9,509,463	$2.48	5.4	$1,128,000

Range of
Exercise	Outstanding
Price	Options	Expiration Dates

$0.50 - 2.00	3,232,916	2015 - 2021
$ 2.01 - 3.00	1,942,004	2013 - 2020
$3.01 - 4.00	4,818,275	2012 - 2018

	9,993,195

Share-based compensation included in the statements of operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009

Research and development costs	$1,727,042	$2,840,465	$2,887,001
General and administrative expenses	1,606,057	2,400,417	1,669,915
Total	$3,333,099	$5,240,882	$4,556,916

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

A summary of our restricted stock unit activity for the years ended December 31, 2011 and 2010 is as follows (there was no activity in 2009):

		Weighted-average grant
	Number of RSUs	date fair value

Balance at January 1, 2010	-	$-
Granted	296,369	2.21
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at December 31, 2010	296,369	$2.21
Granted	44,802	2.02
Vested and converted to common shares	-	-
Cancelled	-	-
Balance at December 31, 2011	341,171	$2.18

•	On November 11, 2010, we granted 281,369 restricted stock units (RSUs) to company executives in payment of 2009 Long Term Incentive Awards. The RSUs vest quarterly over three years. Subject to certain exceptions, the stock cannot be sold for a period of five years after award.
•	On November 15, 2010, we granted 15,000 RSUs to an independent director for compensation related to a change in the provisions of the independent director’s amended remuneration plan. The RSUs vest immediately, but cannot be sold for a period of five years after the award.
•	On January 27, 2011, we granted 19,802 RSUs to company executives in payment of 2010 Long Term Incentive Awards. The RSUs vest quarterly over three years.
•	On February 15, 2011, we granted a new independent director 25,000 RSUs for compensation for serving on our Board of Directors. The RSUs vest 50% immediately, and the remaining 50% vest quarterly over the grant year.

Stock Warrants

During the years ended December 31, 2011, 2010 and 2009 the Company issued the following warrants:

•	On March 30, 2009 we granted a consultant warrants to purchase 96,000 shares at a price of $1.25. The warrants shall be fully vested on 3/20/2010 and expire on 3/30/2015.

•	On June 30, 2009 we completed a registered offering of 800,000 units at a price per share of $1.25. As a result of this transaction we issued:

o	800,000 fully paid common shares.
o	800,000 Series D Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2010.
o	800,000 Series E Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2012.
o	800,000 Series F Warrants to purchase common stock at a price of $1.25. The warrants expire on June 30, 2014.
o	40,000 placement agent warrants to purchase common stock at a price of $1.5625. The warrants expire on June 30, 2014.

•	On October 1, 2009 we granted a consultant warrants to purchase 100,000 shares at a price of $1.49. The warrants are fully vested and have a cashless exercise provision. The warrants expire on 10/1/2016.

•	On January 8, 2010, pursuant to a consulting agreement for investor relations and business development services, we issued Market Development Consulting Group, Inc.: (i) 140,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 400,000 shares of common stock at $1.70 per share. The warrant is exercisable immediately, shall expire on December 31, 2019, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant for resale.

•	On January 29, 2010, as an inducement to exercise 800,000 Series D Warrants, we issued Vicis Capital Master Fund a replacement warrant. As a result of the exercise, we received gross proceeds in the amount of $1,000,000. The replacement warrant entitles the holder to purchase 400,000 common shares at price of $1.85 per share. The warrant has a term of 1 year.

•	In March of 2010, in connection with the exercise of 2,699,400 Series C Warrants, we issued the prior warrant holders an aggregate of 2,699,400 replacement warrants. As a result of the exercise, we received gross proceeds in the amount of $3,374,250. The replacement warrant is substantially the same as the prior Series C warrants except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; (iii) is callable by the company in the event our common stock trades above $5.00 and certain other conditions are met, and (iv) the replacement warrants do not provide for any anti-dilution rights.

•	In March of 2010, in connection with the exercise of 782,005 placement agent warrants, we issued T.R. Winston & Company, LLC, a replacement warrant to purchase 782,005. As a result of the exercise, we received gross proceeds in the amount of $860,205. The replacement warrant is substantially the same as the prior warrants issued to our Series C Warrant holders except that: (i) the exercise price is $2.13; (ii) the replacement warrants expire 5 years from the date they were issued; and (iii) the replacement warrants do not provide for any anti-dilution rights.

•	In March of 2010, we amended 706,752 placement agent warrants held by TR Winston & Company, LLC. Pursuant to the amendment, we agreed to extend the expiration date of the placement agent warrants from March 15, 2012 to March 15, 2014 in exchange for the removal of the anti-dilution provisions from said warrants. We did not receive any additional consideration in connection with the amendment.

•	On May 14, 2010, as consideration for amending a consulting agreement for investor relations and business development services, we issued Market Development Consulting Group, Inc. a common stock purchase warrant entitling the holder to purchase 200,000 shares of common stock at $3.17 per share. The warrant is exercisable immediately, shall expire on May 14, 2020, and is freely assignable in whole or in part. The warrant is substantially similar to the consultant warrant issued on January 8, 2010.

•	In June of 2010, we issued an aggregate 2,678,577 warrants in connection with a registered direct offering. Each warrant has an exercise price of $3.25 per share, and is exercisable for a period of three years.

•	In June of 2010, we issued Noble International Investment, Inc., D/B/A Noble Financial Capital Markets a warrant to purchase 250,001 common shares. The warrant was issued as compensation for placement agent services which Noble International Investments, Inc., performed in connection with our $10 million registered direct offering of units. The warrant is substantially the same as the investor warrant issued in the offering and has: (i) an exercise price of $3.25, and (ii) a term of three years.

•	On January 6, 2011, as consideration for consulting for investor relations and business development services, we issued Market Development Consulting Group, Inc. a common stock purchase warrant entitling the holder to purchase 596,675 shares of common stock at $2.14 per share. The warrant is exercisable immediately, shall expire on January 6, 2021, and is freely assignable in whole or in part. The warrant is substantially similar to the consultant warrant issued on January 8, 2010.

A summary of warrant activity follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Life (in years)	Value
Outstanding at January 1, 2009	13,079,762	$2.27	2.0	$-

Granted	2,536,000	1.25	-	-
Exercised	(320,505)	1.25	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2009	15,295,257	$1.82	2.0	$-

Granted	7,509,983	2.55	3.9	-
Exercised	(7,323,191)	1.20	-	-
Forfeited	(25,355)	1.25	-	-

Outstanding at December 31, 2010	15,456,694	$2.47	3.4	$-

Granted	596,675	2.14	9.0	-
Exercised	(1,468,775)	1.24	-	-
Forfeited	(432,239)	1.81	-	-

Outstanding at December 31, 2011	14,152,355	$2.61	3.43	$-

Exercisable at December 31, 2011	14,152,355	$2.61	3.43	$-

Effective January 1, 2009, we adopted the provisions of recent accounting guidance, described below.  As a result of adopting this guidance, 8,547,762 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had the following characteristics:

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

Effective January 1, 2009, we reclassified the fair value of the common stock purchase warrants, which were outstanding at January 1, 2009, and which have exercise price reset and anti-liquidation features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reduced additional paid-in capital by $6.9 million and decreased the beginning retained deficit by $.3 million as a cumulative effect to establish a long-term warrant liability of $6.6 million to recognize the fair value of such warrants. By February 23, 2011, all remaining common stock purchase options which have an exercise price reset and an anti-liquidation feature were exercised or expired, effectively, eliminating the derivative liability. In the twelve months ended December 31, 2011, 1,436,864 of the common stock purchase warrants were exercised or forfeited. The expiration of these common stock purchase warrants resulted in a net gain from the change in fair value of $161,809 for the twelve months ended December 31, 2011. In the twelve months ended December 31, 2010, 7,348,546 of the common stock purchase warrants were exercised or forfeited. The fair value of the remaining warrants increased, due to a higher stock price, resulting in a loss from the change in fair value of $1,352,234 for the twelve months ended December 31, 2010.

These common stock purchase warrants were initially issued in connection with placement of the Company’s common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants were exercised or expire. These common stock purchase warrants did not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2011	2010	2009

Annual dividend yield	-	-	-
Expected life (months)	0.12-1.2	1-16	7.2-33
Risk free interest rate	0.08%-0.15%	0.08%-0.32%	0.16%-1.14%
Expected volatility	8%-35%	43%-88%	62%-115%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a group of similar companies for recent periods that correspond to the expected life of the warrants. Since all derivative warrants were either exercised or expired by February 23, 2011, the historical volatility for a group of similar companies was used thorough that date. We believe this method produced an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The expected life was estimated by management based on the remaining term of the warrants. The risk-free interest rate was based on the rate for U.S. Treasury securities over the expected life.

Warrant Modification Expense

In February 2010, we extended the lives of warrants for 706,752 shares of common stock with a strike price of $1.25 for two years. The warrants had been issued earlier in exchange for extinguishment of debt. The warrants were due to expire in March 2012. As a result of the term change, we recorded a Warrant Modification Expense charge of $171,531 for the year ended December 31, 2010. In addition, as a fulfillment of agreements with certain vendors, 3,881,005 warrants were reissued in January and March 2010 to replace warrants that had been exercised during the period. As a result of the reissue of these warrants, the Company recognized a Warrant Modification Expense charge of $1,735,269. The total expense for the year ended December 31, 2010 was $1,906,800. No expense was recognized for the year ended December 31, 2011.

Valuation and Expense Information for Share-based Compensation

The fair value of options granted in fiscal years 2011, 2010 and 2009 reported above have been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Dividend yield	0%	0%	0
Expected volatility range	66% to 75%	46% to 87%	46% to 85
Risk-free interest rate range	.25 to 1.39%	.61 to 4.96%	.74 to 4.96
Expected life	2-3 yrs	2 to 6.5 yrs	2 to 6.5 yrs

On October 1, 2011, we began to use our stock as a basis for determining historical volatility. Prior to October 1, 2011 we had used a market capitalization weighted average of the historical trading of other companies in our industry. We had used this approach in determining historical volatility because our stock began public trading in December 2006, and, consequently, did not have sufficient trading history to forecast volatility for the expected life of our options. The expected term of options is two years beyond the vesting date. This is an estimate based on management‘s judgment and corresponds with its experience with equity warrants. The risk-free interest rate is based on the Daily Treasury Yield Curve Rates as published by the US Treasury for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is between immediate and 4.5 years.

As stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2011 and December 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on management judgment.

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2011is $1.64 per share. The weighted average estimated fair value of employee stock options granted was $2.27 and $1.33 during the years ended December 31, 2010 and 2019, respectively.

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

	For The Years
	Ended December 31,
	2011	2010	2009
Basic and Diluted:
Net loss attributable to common shareholders	$(12,518,527)	$(18,387,300)	$(10,364,363)
Weighted average common shares outstanding	48,340,557	43,466,074	34,280,882
Basic and diluted loss per common share	$(0.26)	$(0.42)	$(0.30)

There were 2,400,000, 7,224,600 and 12,253,515 common stock equivalents as of December 31, 2011, 2010 and 2009 that were excluded from the loss per common share calculation because their effect would have been anti-dilutive.

Note 3. Property and Equipment

The major classes of property and equipment consist of the following:

	2011	2010
Furniture and Fixtures	$19,125	$15,990
Computers and office equipment	59,112	54,008
Lab equipment	536,584	348,411
	$614,821	$418,409
Less accumulated depreciation	(322,628)	(218,325)
Property and equipment, net	$292,193	$200,084

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $104,303, $72,993 and $55,554, respectively.

Note 4. Intangible Assets

The Company holds patents related to its stem cell research. Patent filing costs were capitalized and are being amortized over the life of the patents. The Company has determined that the intangibles purchased have a twenty year useful life. The Company follows FASB guidelines in determining if there is any impairment. The weighted average remaining unamortized life of issued patents was 7.7 years and 8.5 years at December 31, 2011 and 2010, respectively. The Company determined that no impairment to the assigned values had occurred. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2011 and 2010:

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patent filing fees	$906,201	$(204,355)	$701,846	$621,762	$(121,608)	$500,154

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $82,747, $57,759 and $33,110, respectively.

The expected future annual amortization expense is approximately $117,514 for each of the next five years based on current balances of our tangible assets.

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

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2011 and 2010:

	2011	2010
Net operating loss carry-forwards	$25,166,156	$21,789,496
Valuation allowance	(25,166,156)	(21,789,496)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company has net operating loss carryforwards of approximately $62.9 million. The Company has also reported certain other tax credits, the benefit of which has been deferred. The Company’s NOL carryforwards will expire in the years 2016 through 2031. The Company’s tax credits will expire in the tax years 2012 through 2022. The timing and manner in which these net operating loss carryforwards and credits may be utilized in any year by the Company will be limited to the Company’s ability to generate future earnings and also may be limited by certain provision of the U.S. tax code. The valuation allowance increased by $3,376,660, $3,946,539 and $2,768,721 during the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not have any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns ending after December 31, 2007.

Note 6. Commitments and Contingencies

We currently lease four facilities located in the United States. Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville, Maryland. We lease these facilities consisting of approximately 3,200 square feet. The term of our lease expired on January 31, 2012 and was subsequently renewed through January 31, 2013 for $11,890 per month. This lease is subject to extension of its term through amendment to the original lease.

In September 2009, we entered into a lease, consisting of approximately 2,375 square feet of research space in San Diego, California. The lease expired on August 31, 2011 and was subsequently renewed through May 31, 2012 for $5,993 per month. This lease is subject to extension of its term through amendment to the original lease.

In July 2011, we entered into a lease for research space in San Diego, California, for a base rent amount of $5,000 per month plus certain additional monthly fees to be determined based on usage. This lease has an expiration date of August 31, 2013. This lease is subject to renewal on a monthly basis.

In October 2011, we entered into a lease, consisting of approximately 2,996 square feet of additional research space in San Diego, California for $6,741 per month. The term of this lease expires on August 31, 2015.

We also lease a research facility in People’s Republic of China. This lease expired on September 30, 2011 and was subsequently renewed on a “month-to-month” basis through September 30, 2013 for 10,000 RMB or, approximately, $1,600 per month.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

Future minimum payments under all leases at December 31, 2011 are as follows:

Amount
2012	$247,723
2013	134,250
2014	84,877
2015	57,913
2016	-
2017 and thereafter	-
Total minimum payments	$524,763

The Company recognized $225,508, $165,676 and $217,386 in rent expense for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively “StemCells”) and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as “Plaintiffs”) in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the “'505 patent”), was is invalid, not infringed, and unenforceable. See Civil Action Nos. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the “'418 patent”) is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs. On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California. On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells' Motion to Dismiss, but granted Neurospheres' motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case and StemCells’ identical suit (Civil Action No. 08-2664) were consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, these matters will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. Both motions are fully briefed, apply to the patents at issue in Civil Action Nos. 08-1173 and 08-2664 and remain pending before the Court. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. Those motions are fully briefed and remain pending. On December 1, 2011, Neuralstem filed a motion to supplement the record on its cross motion for summary judgment on standing. StemCells opposed Neuralstem’s motion to supplement and also cross-moved to supplement the record. Those motions are also fully briefed and remain pending. It is not known when, nor on what basis, this matter will be concluded.

The Company is involved in an arbitration stemming from a fee dispute with a prior placement agent whereby the placement agent is seeking approximately $360,000 in alleged commissions plus interest and expenses.  The Company has disputed the fee in its entirety and is vigorously defending itself in arbitration.  No amounts have been reflected in the financial statements as of December 31, 2011.

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

Level 2 —	Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

We carry no investments classified as Level 2.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Our warranty obligations are considered Level 3.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$2,352,013	$2,352,013	$-	$-

	Fair value measurements at December 31, 2010 using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents	$9,261,233	$9,261,233	$-	$-
Liabilities:
Fair value of warrant obligations	$1,250,839	$-	$-	$1,250,839

	Year ended December 31,
	2011	2010	2009
Fair value of warrant obligations at beginning of period	$1,250,839	$6,462,039	$-
Cumulative effect of reclassification of warrants to liabilities at beginning of period	-	-	6,759,791
Extinguishment through warrant exercises and modifications	(1,089,030)	(6,563,180)	(214,404)
Extinguishment through warrant expirations	-	(254)	-
Net (gain) loss for change in fair value included in the statement of operations for period	(161,809)	1,352,234	(83,348)
Fair value of warrant obligations at end of period	$-	$1,250,839	$6,462,039

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

These warrant liabilities will be marked to fair value from January 1, 2009 going forward resulting in the recognition of gain or loss in our statement of operations for changes in their fair value.  In the year ended December 31, 2011, these common stock purchase warrants expired resulted in a net gain from the change in fair value of $161,809. In the year ended December 31, 2010, we recognized a loss from the change in the fair value of these warrant obligations of $1,352,234. In the year ended December 31, 2019, we recognized a gain from the change in the fair value of these warrant obligations of $83,348.

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

Note 9. Selected Quarterly Financial Information (Unaudited)

	December 31,
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Year Ended December 31, 2011
Revenues	$-	$-		$103,417	$287,208
Operating expenses	3,536,503	3,668,868		3,326,484	2,849,240
Gain (loss) from fair value adjustment of warrant obligations	161,809	-		-	-
Net loss attributable to common shareholders	(3,101,802)	(3,648,725)		(3,211,604)	(2,556,396)
Basic and diluted net loss per share	$(0.07)	$(0.08)		$(0.07)	$(0.05)

Year Ended December 31, 2010
Revenues	$		$	$-	$733,438
Operating expenses	3,616,861	4,195,091		3,923,645	4,182,722
(Loss) gain from fair value adjustment of warrant obligations	(1,248,452)	(764,440)		(23,535)	684,193
Net loss attributable to common shareholders	(6,766,961)	(4,951,340)		(3,930,239)	(2,738,760)
Basic and diluted net loss per share	$(0.18)	$(0.12)		$(0.09)	$(0.06)

Note 10. Subsequent Events

On February 14, 2012, the Company closed on a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds are estimated to be $4,910,000. In March 2012, the Company signed a term sheet for a new private placement of between $2 million and $4 million on terms similar to the February placement. Management believes this new placement will close by the end of the second quarter 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. The Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees. Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2011, the Company’s internal control over financial reporting were effective.

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

On March 26, 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services. The common stock is deliverable on April 1, 2012. The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale.  The form of warrant is substantially similar to the warrant issued on January 8, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Discussion and Analysis” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Fees Paid to Auditors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

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

NEURALSTEM, INC

Dated: March 30, 2012	By:	/S/ I Richard Garr
I Richard Garr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	March 30, 2012
I. Richard Garr	(Principal executive officer)

/s/ John Conron	Chief Financial Officer (Principal financial and accounting officer)	March 30, 2012
John Conron

/s/ Karl Johe	Chairman of the Board and Director	March 30, 2012
Karl Johe

/s/ William Oldaker	Director	March 30, 2012
William Oldaker

/s/ Scott Ogilvie	Director	March 30, 2012
Scott Ogilvie

/s/ Stanley Westreich	Director	March 30, 2012
Stanley Westreich

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04	Form of Placement Agent Warrant issued in connection with the March 2006 offering		SB-2	4.13	333-132923	6/21/06

4.05	Form of Common Stock Purchase Warrant dated March 15, 2007 (Series C)		8-K	4.2	333-132923	3/16/07

4.06**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.07	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	333-132923	3/27/08

4.08	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008		8-K	4.1	001-33672	12/18/08

4.09	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009		S-3/A	10.1	333-157079	02/3/09

4.10	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.11	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.12	Form of Consultant Warrant Issued January 8, 2010		10-K	4.20	001-33672	3/31/10

4.13	Form of Replacement Warrant Issued January 29, 2010	10-K	4.21	001-33672	3/31/10

4.14	Form of Replacement Warrant Issued March of 2010	10-K	4.22	001-33672	3/31/10

4.15	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.16	Form of Warrants dated June 29, 2010	8-K	4.01	001-33672	6/29/10

4.17**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.18	Form of Consultant Warrant issued October 1, 2009 and 2010	S-3	4.07	333-169847	10/8/10

4.19**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan.	S-8	4.06	333-172563	3/1/11

4.20**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.21	Form of Common Stock Purchase Warrant issued pursuant to February, 2012 registered offering.	8-K	4.01	001-33672	2/8/12

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of the Registrant	*

23.01	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

