Form 10-Q
period 2012-03-31
Neuralstem, Inc.
filed 2012-05-09
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 7, 2012, there were 54,095,105 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Balance Sheets

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,144,136	$2,352,013
Prepaid expenses	404,604	430,356
Billed and unbilled receivables	234,375	234,375

Total current assets	5,783,115	3,016,744

Property and equipment, net	266,409	292,193
Patent filing fees, net	721,452	701,846
Other assets	75,394	75,394

Total assets	$6,846,370	$4,086,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,654,592	$1,843,684
Accrued bonus expense	657,466	582,675

Total current liabilities	2,312,058	2,426,359

Total liabilities	2,312,058	2,426,359

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 54,062,118 and 48,682,118 shares outstanding in 2012 and 2011, respectively	540,621	486,821
Additional paid-in capital	104,919,130	99,645,655
Accumulated deficit	(100,925,439)	(98,472,658)
Total stockholders' equity	4,534,312	1,659,818

Total liabilities and stockholders' equity	$6,846,370	$4,086,177

See accompanying notes.

Neuralstem, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,
	2012	2011

Revenues	$156,250	$-

Operating expenses:
Research and development costs	1,422,364	1,738,728
General and administrative expenses	1,162,156	1,772,482
Depreciation and amortization	34,946	25,293
Total operating expenses	2,619,466	3,536,503
Operating loss	(2,463,216)	(3,536,503)

Other income (expense):
Litigation settlement	2,573	250,000
Interest income	8,715	22,892
Interest expense	(853)	-
Gain from change in fair value of warrant obligations	-	161,809
Total other income (expense)	10,435	434,701

Net loss	$(2,452,781)	$(3,101,802)

Net loss per share - basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding - basic and diluted	51,433,217	47,692,878

See accompanying notes.

Neuralstem, Inc.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,452,781)	$(3,101,802)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34,946	25,293
Share based compensation expenses	370,279	1,148,659
Gain from change in fair value of warrant obligations	-	(161,809)

Changes in operating assets and liabilities:
Prepaid expenses	61,247	(5,330)
Other current assets	-	322,127
Other assets	-	(140,888)
Accounts payable and accrued expenses	(189,092)	(144,555)
Accrued bonus expense	74,791	(230,143)
Net cash used in operating activities	(2,100,610)	(2,288,448)

Cash flows from investing activities:
Investment in intangible assets	(28,768)	(44,519)
Purchase of property and equipment	-	(50,169)
Net cash used in investing activities	(28,768)	(94,688)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	-	1,668,327
Proceeds from issuance of common stock in private placement	4,921,501	-
Net cash provided by financing activities	4,921,501	1,668,327

Net increase (decrease) in cash and cash equivalents	2,792,123	(714,809)

Cash and cash equivalents, beginning of period	2,352,013	9,261,233

Cash and cash equivalents, end of period	$5,144,136	$8,546,424

Supplemental disclosure of cash flows information:
Cash paid for interest	$853	$-
Cash paid for income taxes	-	-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification	-	1,089,030
Prepayment of services through common stock issuance	180,000	-
Issuance of common stock from executive bonuses	-	77,500

See accompanying notes.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed balance sheet at December 31, 2011, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The condensed financial statements do not include the accounts of a recently established wholly-owned subsidiary located in China since, at March 31, 2012, our investment in this subsidiary, and its operations, were not material.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule technologies and products with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. We anticipate that our available cash and expected income will be sufficient to finance our current activities through March 31, 2013, although certain activities and related personnel may need to be reduced.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our products.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Financial Instruments

The carrying amounts of financial instruments including cash equivalents, receivables and accounts payable reflect approximate fair value as of March 31, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

Cash, Cash Equivalents and Credit Risk

Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. We place most of our cash in United States banks and we invest some of our cash in interest bearing instruments issued by United States banks. Deposits with banks may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Cash equivalents currently consist of money market funds and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

Revenue Recognition

Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various contracts and grants and (iii) licensing the use of our intellectual property to third parties. During the quarter ended March 31, 2012, we recognized revenue from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue is being recognized using a proportional performance method over the period of performance of the contract with Loma Linda University.

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated exclusively for the development of treatments for central nervous system diseases, and the Company’s clinical trials for both pharmaceutical and stem cell based treatments.  These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes as well as the cost of our stem cell and pharmaceutical clinical trials.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options and stock warrants. The dilutive impact of potential common shares resulting from stock options and warrants is determined by applying the treasury stock method.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2012 and 2011. A total of approximately 22.2 million and 18.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2012 and 2011, respectively, as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three month periods ended March 31, 2012 and 2011, no impairment losses were recognized.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations.

Significant New Accounting Pronouncements

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and believe the adoption of these will not have a material impact to our results of operations or financial position.

Note 3.  Fair Value of Common Stock Purchase Warrants

The Company previously had outstanding common stock purchase warrants which were classified as derivative liabilities and measured at fair value. All of these warrants were either exercised or expired during the three months ended March 31, 2011. The following table presents the activity for those items which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2012	2011

Fair value of warrant obligations at beginning of period	$-	$1,250,839

Extinguishment through warrant exercises and modifications	-	(1,089,030)

Extinguishment through warrant expirations	-	-

Net gain for change in fair value included in the statement of operations for period	-	(161,809)

Fair value of warrant obligations at end of period	$-	$-

The fair value of the warrant obligations was determined using the Black Scholes option pricing model with inputs which are described in Note 4.

Note 4.   Stockholders’ Equity

We have granted stock-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years from the grant date.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  Vesting of the restricted stock units is similar to that of stock options.

We record share-based compensation expense on a straight-line basis over the requisite service period and recognized approximately $370,000 and $1,149,000 in total share-based compensation expense during the three months ended March 31, 2012 and 2011, respectively.  Included in the expense for each of the three months ended March 31, 2012 and 2011, is approximately $60,000 related to consulting expenses where we paid the consultant in shares of common stock. Additionally, included in the expense for the three months ended March 31, 2012, is approximately $84,000 related to research and development expenses that we paid with shares of common stock.

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011

Research and development costs	$145,663	$553,380
General and administrative expenses	224,616	595,279
Total	$370,279	$1,148,659

Stock Options. A summary of stock option activity during the three months ended March 31, 2012 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	9,993,195	$2.46	5.5	$1,128,000
Granted	55,618	$1.19		$-
Exercised	-			$-
Forfeited	(2,400)	$3.33		$-
Outstanding at March 31, 2012	10,046,413	$2.45	5.2	$1,488,000

Exercisable at March 31, 2012	9,599,626	$2.47	5.1	$1,488,000

Vested and expected to vest	10,026,354	$2.45	5.2	$1,488,000

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

$0.50 - $2.00	3,288,534	$0.78	4.1	$1,488,000
$2.01 - $3.00	1,942,004	$2.46	6.5	$-
$3.01 - $4.00	4,815,875	$3.59	5.5	$-
	10,046,413	$2.45	5.2	$1,488,000

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

	Three Months Ended March 31,
	2012	2011

Annual dividend	-	-
Expected life (in years)	4.0	2.0 - 3.0
Risk free interest rate	0.65%	0.61% - 1.39%
Expected volatility	70.61%	69.2% - 75.4%

RSUs. We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to certain restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2012 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2012	341,171	$2.18
Granted	30,320	$1.19
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at March 31, 2012	371,491	$2.10

Exercisable at March 31, 2012	163,838	$2.17

Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. A summary of warrant activity for the three months ended March 31, 2012 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	14,152,355	$2.61	3.4	$-

Granted	6,022,821	$1.03	5.6	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Outstanding at March 31, 2012	20,175,176	$2.14	4.0	$586,407

Exercisable at March 31, 2012	14,663,176	$2.53	3.5	$66,407

Prior to 2012, certain of our stock purchase warrants were classified as derivative liabilities due to non-standard anti-dilutions provisions contained in the warrant agreements. On February 23, 2011, all remaining common stock purchase warrants which have an exercise price reset and an anti-liquidation feature were exercised or expired eliminating the derivative liability.  In the three months ended March 31, 2011, 1,436,864 of common stock purchase warrants were exercised or forfeited.  The expiration of these common stock purchase warrants resulted in a net gain from the change in fair value of $161,809 for the three months ended March 31, 2011.

On February 14, 2012, the Company completed a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds were $4,921,500. The warrants are classified within equity.

In March 2012, the Company signed a term sheet for a new private placement of between $2 million and $4 million on terms similar to the February placement. Management is targeting to close this new placement by the end of the second quarter 2012, although there can be no assurances that a financing can be completed on acceptable terms, or at all.

On March 26, 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services.  The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part.  We also agreed to register the shares underlying the warrant with the SEC for resale.  The form of warrant is substantially similar to the warrant issued on January 8, 2010. The warrants are classified within equity.

Note 5. Commitments and Contingencies

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

•	On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd., (collectively StemCells and Neurospheres Holding Ltd are referred to as "Plaintiffs") in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent"), alleging that the '505 patent was exclusively licensed to the Plaintiffs, is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition as alleged by the Plaintiffs. On July 15, 2008, the Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, Lack of Personal Jurisdiction, and Improper Venue or in the Alternative to Transfer to the Northern District of California. On August 27, 2008, Judge Alexander Williams, Jr. of the District of Maryland denied StemCells' Motion to Dismiss, but granted Neurospheres' motion to dismiss. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

•	On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. On June 27, 2011, StemCells filed a Motion For Summary Judgment on Standing and on July 14, 2011, Neuralstem filed a Cross-Motion for Summary Judgment on Standing. On April 6, 2012, the Court granted our Motion For Leave to Amend, denied our Motion to Dismiss, and denied both parties' Motions for Summary Judgment on Standing and ordered the parties to conduct additional discovery and briefing, if necessary, on the standing issue. On April 16, 2012, the parties submitted a joint stipulation on supplemental discovery identifying additional discovery on the standing issue. It is not known when, nor on what basis, this matter will be concluded. Also, the Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order. In its April 6, 2012, Order, the Court held in abeyance StemCells' motion for reconsideration on claim construction pending the outcome of further briefing on the standing issue. It is also not known when, nor on what basis, this matter will be concluded.

Note 6. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase I trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately manufacture stem cell-based therapeutic product, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2012), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAPs.  Our financials and results of operations for the three month period ended March 31, 2012 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2012.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three months ended March 31, 2012 to the comparable period of 2011.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a company focused on the development and commercialization of treatments for central nervous system diseases based on transplanting human neural stem cells and the use of small molecule compounds. We are headquartered in Rockville, Maryland.

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

Pharmaceutical Compounds

In February of 2011, we commenced the Phase Ia portion of the clinical trial of our drug compound, NSI-189, which is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The Phase Ia portion tested a single oral administration of NSI-189 in healthy volunteers. In October of 2011, we completed the Phase Ia portion of the trial. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The Phase Ib portion consists of patients with Major Depressive Disorder or MDD receiving daily doses for 28 consecutive days. We plan on commencing the Phase Ib portion of the trial during the second quarter of 2012. It is still too early in the trials to make any determination as to its level of success, if any.

Technology

Stem Cells

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. Our two issued core U.S. patents entitled: (i) Isolation, Propagation, and Directed Differentiation of Stem Cells from Embryonic and Adult Central Nervous System of Mammals; and (ii) In Vitro Generation of Differentiated Neurons from Cultures of Mammalian Multipotential CNS Stem Cell contain claims which cover the process of deriving the cells as well as the cells created from this process.

We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged or malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, ALS, depression, and injuries to the spinal cord.

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

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense or DOD contract, awarded to Loma Linda University, to develop human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. The DOD has three one-year options to continue the program after the first year, based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015). We began work on the project during August of 2011. Due to the uncertainties with the DOD budget there can be no assurance that this program will continue beyond the initial year. If additional options are not exercised by DOD, we anticipate completing our effort on the current contract during the second quarter of 2012.

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

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (“AMRI”) (small molecule). Both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA determined GMP standards in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis.

Employees

As of March 31, 2012, we had 14 full-time employees and 2 full-time independent contractors.  Of these employees and contractors, ten work on research and development and six in administration. We also use the services of numerous outside consultants in business and scientific matters.

Corporate Information

We were incorporated in Delaware. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4960. Our website is located at www.neuralstem.com. We have not incorporated by reference into this report the information in, or that can be accessed through, our website, and you should not consider it to be a part of this report.

Trends & Outlook

Revenue

We generated no revenues from the sale of our products for the three months ended March 31, 2012 and 2011. We are mainly focused on: (i) successfully managing our two sponsored clinical trials, (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury and (iii) our research with Loma Linda University. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We anticipate receiving up to $625,000 during the first year of this contract (and have received approximately $312,000 through March 31, 2012). We have recognized revenue related to this contract of approximately $156,000 for the three month months ended March 31, 2012 and anticipate additional revenue of approximately $78,000 in the second quarter of 2012. No revenue was recognized for the three months ended March 31, 2011.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

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

We are actively engaged in two clinical trials, one for ALS and one for MDD. Our ALS trial is based on the transplantation of our stem cells whereas the MDD trial is based on our small molecule compound. The FDA has approved the 1b trial for MDD and we anticipate that trial will begin dosing patients in the second quarter 2012 and be completed before year end. On April 18, 2012 we transplanted the 15th patient in the ALS trial. Twelve of those patients received lumbar area injections only, and 3 of those patients received cervical area injections only. We are now awaiting FDA approval to continue the trial with an amended protocol that will expand the number of patients in the study, increase the dosage of cells that patients receive, add a second trial site; and focus entirely on cervical area injections. We anticipate approval to continue the study with an amended protocol encompassing some or all of these changes in the second quarter of 2012; and we anticipate that the trial will then continue for another year.

Additionally, we have submitted an IND for our proposed Phase I clinical trial for chronic spinal cord injury. At present, this trial is on clinical hold. We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as some additional long term animal safety data that was generated for the next phase of the ALS trial. We anticipate the study, if approved and commenced, will be a multi-site study in the United States. It is still too early to predict when the trial will be approved to move forward.

We expect that research and development expenses, which include expenses related to our clinical trials, will increase in the future, as funding allows. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and preclinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily conduct research with regard to stem cells in the future. Through March 31, 2012, we have expensed all costs in connection with establishing this new subsidiary and its operations (which have not been material).

General and Administrative Expenses

Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to a clinical phase of development.  Additionally, we have now transitioned to accelerated filer status with the SEC and will no longer be able to use the scaled disclosure afforded to smaller reporting companies.   As a result, we will incur additional costs and expenses with regard to our legal and financial compliance, including compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with U.S. GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed financial statements:

Use of Estimates— Our condensed financial statements have been prepared in accordance with U.S. GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Revenue Recognition—Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various grants and contracts, and (iii) through the licensing of the use of our intellectual property.  During the quarter ended March 31, 2012, we recognized revenue from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three month periods ended March 31, 2012 and 2011, no impairment losses were recognized.

Research and Development Expenses - Research and development expenses consist of expenditures for the research and development of patents and technology, including the costs of pre-clinical and clinical trials, which are not capitalizable and charged to operations when incurred. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Share-Based Compensation - We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

We did not generate any revenues from the sale of our products in 2012 or 2011. For the three month period ended March 31, 2012, we recognized revenue of approximately $156,000 for our services as principal subcontractor under the DOD contract and anticipate additional revenue of approximately $78,000 for the year ended December 31, 2012. We did not recognize any revenue under this contract for the three months ended March 31, 2011.

Operating Expenses

Operating expenses totaled $2,619,466 and $3,536,503 for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses
Research & development costs	$1,422,364	$1,738,728	$(316,364)	(18)%
General & administrative expenses	1,162,156	1,772,482	(610,326)	(34)%
Depreciation and amortization	34,946	25,293	9,653	38%
Total expense	$2,619,466	$3,536,503	$(917,037)	(26)%

Research and Development Expenses

Our research and development expenses consist primarily of  contractors charges and personnel expenses associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as proof of principle for new indications; toxicology studies; costs associated with cell processing and process development; facilities-related costs and supplies. Clinical trial expenses include payments to research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants.

Research and development expenses totaled $1,422,364 and $1,738,728 for the three months ended March 31, 2012 and 2011, respectively.   The decrease of approximately $316,000 or 18% was primarily attributable to a decrease of approximately $408,000 in stock based compensation partially offset by an increase in funding to our China subsidiary.

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled $1,162,156 and $1,772,482 for the three months ended March 31, 2012 and 2011, respectively.   The decrease of approximately $610,000 or 34% was primarily attributable to a decrease of approximately $371,000 in stock based compensation expense and $265,000 in legal expenses related to patent litigation.

Depreciation and Amortization

Depreciation and amortization expenses totaled $34,946 and $25,293 for the three months ended March 31, 2012 and 2011, respectively.   The increase of approximately $10,000 or 38% was attributable to increased activity surrounding our patent portfolio.

Other income (expense)

Other  income (expense) totaled $10,435 and $434,701 for the three months ended March 31, 2012 and 2011, respectively. The Other income or expense is discussed below.

	Three Months Ended March 31,
	2012	2011

Other income (expense):

Lawsuit settlement	$2,573	$250,000
Interest income	8,715	22,892
Interest expense	(853)	-
Gain (loss) on change in fair value of warrant obligations	-	161,809

Total other income (expense)	$10,435	$434,701

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

Interest Income/(Expense)

Interest income totaled $8,715 and $22,892 for the three months ended March 31, 2012 and 2011, respectively.   The decrease of approximately $14,000 was attributable to reduced cash balances during 2012.

Warrant Expenses

Gain on change in fair value of warrant obligations of approximately $162,000 in the three months ended March 31, 2011 represents the final mark to market adjustment prior to the expiration and exercise of all outstanding derivative warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  On February 14, 2012, the Company closed on a registered direct placement of 5,200,000 shares of common stock, generating net proceeds of approximately $4.9 million.

Currently, our monthly cash burn rate is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities through March 31, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	$	%

Cash and cash equivalents	$5,144,136	$8,546,424	$(3,402,288)	(40)%

Net cash used in operating activities	$(2,100,611)	$(2,288,448)	$187,837	8%
Net cash used in investing activities	$(28,768)	$(94,688)	$65,920	70%
Net cash provided by financing activities	$4,921,501	$1,668,327	$3,253,174	195%

Total cash and cash equivalents was $5,144,136 at March 31, 2012, compared with $8,546,424 at March 31, 2011.  The decrease in our cash and cash equivalents of approximately $3,402,000 or approximately 40%, was primarily due to cash used in operations partially offset by a private placement financing in February 2012.

Net Cash Used in Operating Activities

We used $2,100,611 and $2,288,448 of cash in our operating activities for the three months ended March 31, 2012 and 2011, respectively.   The decrease in our use of cash of approximately $188,000 or 8% was primarily due to a decrease in management bonus payments in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Net Cash Used in Investing Activities

We used $28,768 and $94,688 of cash in connection with investment activities for three months ended March 31, 2012 and 2011, respectively.  The decrease in our use of cash of approximately $66,000 or 70% was attributed to purchases of property and equipment and patent filing activity in 2011.

Net Cash Provided by Financing Activities

We raised $4,921,501 and $1,668,327 in net proceeds from the issuance of our securities during the three months ended March 31, 2012 and 2011, respectively.

Listed below are key financing transactions entered into by us during 2011 and for the three months ended March 31, 2012:

•	During the first quarter of 2011, we issued an aggregate of 1,468,775 common shares as a result of warrant exercises. As a result of the exercises, we received gross proceeds of $1,826,347.

•	On February 10, 2012, we completed the offering of 5,200,000 units. The offering resulted in gross proceeds of $5,200,000. Net proceeds from the offering, after deducting the placement agent’s fee and associated costs and expenses, was $4,921,500.

Future Liquidity and Needs

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On October 14, 2010, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. Of this amount, we have: (i) sold $5.2 million of units pursuant to our February 2012 offering, and (ii) registered up to $20 million of our common shares for sale from time to time pursuant to our November 2010 sales agreement. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In November 2010, we filed a prospectus supplement that relates to the issuance and sale of up to $20,000,000 of our common stock, from time to time through a sales agreement with our sales agent Stifel, Nicolaus & Company, Incorporated.  Pursuant to this sales agreement, we may sell common shares directly into the market through our sales agent from time to time.    As of March 31, 2011, we have had no sales of our common stock under this sales agreement.

In August of 2011 we were selected as the primary subcontractor for a DOD contract entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We anticipate receiving up to $625,000 over the initial term of this contract (approximately $312,000 of which has been received through March 31, 2012).

During March 2012, we entered into a non-binding term sheet for the sale of between $2 million to $4 million of our securities on terms substantially similar to our February offering. It is still too early to determine if this offering will be successful or if we will receive any proceeds from this offering.

During March 2012, we commenced negotiations for the licensing rights of certain stem cell and pharmaceutical compounds. We anticipate that these licensing rights and pharmaceutical compounds will include initial payments. It is still too early to determine if this offering will be successful or if we will receive any proceeds from the sale of these licensing rights and pharmaceutical compounds.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have a subsidiary located in the People’s Republic of China. At present our capitalization of our foreign subsidiary has been minimal and as a result, our foreign exchange risk has been minimal. We do not engage in foreign currency hedging activities.

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

Interest Rate Risk

As of March 31, 2012, we had cash and cash equivalents of approximately $5.1 million consisting of cash deposited in a highly rated financial institution in the United States. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected our internal control over financial reporting for such period.

As reported in our Form 8-K filed with the Securities Exchange Commission on April 12, 2012, John Conron, our Chief Financial Officer and Principal Accounting Officer, tendered his resignation effective April 9, 2012. On April 9, 2012, our Board of Directors appointed I. Richard Garr as Interim Chief Financial Officer and Principal Accounting Officer (which offices are in addition to his previously existing offices of Chief Executive Officer, President and General Counsel) until such time as the Board of Directors can identify a permanent replacement for Mr. Conron.

We engaged third party financial reporting consultants to assist in the supervision of its accounting staff, provide oversight of entries recorded and assist management in the preparation of the Company’s financial statements in accordance with U.S. GAAP and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that these consultants will also assist in ensuring that our internal controls are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through March 31, 2012, we have raised $105,053,977 of capital and recorded accumulated losses totaling $100,925,439.   On March 31, 2012, we had a working capital surplus of $3,471,057 and stockholders’ equity of $4,534,312.  Our net losses for the three most recent fiscal years have been $12,518,527, $18,387,300 and $10,364,363 for 2011, 2010 and 2009, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We have recognized revenue related to this contract of $156,250 and $390,625 for three months ended March 31, 2012 and the year ended December 31, 2011, respectively. We had no revenue from the sales of our products during 2011, 2010 and 2009. For the three months ended March 31, 2012, we had a net loss of $2,452,781.  We do not anticipate generating any revenue from the sales of our products during 2012.

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

Since our inception, we have financed our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts. As of March 31, 2012, we had cash and cash equivalents on hand of $5,144,136. Currently, our monthly cash burn rate is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities through March 31, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements.  Our inability to accomplish either licensing of additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

We do not generate any revenue. Accordingly, we will most likely be required to issue our securities in order to secure additional financing. The issuance of additional securities may be dilutive to current shareholders. We are authorized to issue 150,000,000 shares of common stock and 7,000,000 shares of preferred stock. Such securities, as well as derivative securities that are exercisable into common or preferred stock, may generally be issued without the approval or consent of our stockholders. The issuance of such securities may result in substantial dilution to existing shareholders.

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

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and may have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues. If we are unable to develop our technologies, we may never realize any revenue.

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

Positive results from pre-clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate revenues.

There are no assurances that we will be able to submit or obtain FDA approval of a biologics license application in order to market and sell our products.

There can be no assurance that even  if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA or that any BLA or NDA we submit will be approved in a timely manner, if at all.  If we are unable to submit a BLA and NDA with respect to any future product candidate, or if such application is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents owned by or exclusively licensed to StemCells relating to stem cell culture compositions. Please refer to the section of this Quarterly Report entitled “Legal Proceedings” for a further discussion of such litigation.

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

Our ability to successfully commercialize our proposed products in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

Our products may not be profitable due to manufacturing costs.

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of stem cell based products.  Accordingly, if developed, we may not be able to charge a high enough price for us to make a profit from the sale of our cell therapy products.

We are dependent on the acceptance of our products by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community, in general, may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance will depend on a number of factors, including:

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

The employment contracts of certain key employees contain significant anti-termination provisions which could make changes in management difficult or expensive.

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

The biotechnology industry is characterized by intense competition. We will compete against numerous companies, many of which have substantially greater resources. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases which we target. Although not necessarily direct competitors, in the event we develop a commercially feasible product, we will compete against companies such as Genzyme Corporation, Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, who may have substantially greater resources and experience in our fields.

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

We anticipate conducting research in countries outside of the U.S., including through our subsidiary in the People’s Republic of China.  A number of our competitors are located in these countries and may be able to access our technology or test results.  The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property.  The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

Our products may not receive regulatory approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical and biological products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  We are currently undertaking two (2) sponsored Phase I clinical trials.  We cannot assure you that we will successfully complete any clinical trials in connection with such INDs.  Further, we cannot predict when we might first submit any product license application (BLA or NDA) for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

Development of our technologies is subject to extensive government regulation.

Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the U.S. and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain.  FDA and other legal and regulatory requirements applicable to the development and manufacture of the cells and cell lines required for our preclinical and clinical products could substantially delay or prevent us from producing the cells needed to initiate additional clinical trials. We may fail to obtain the necessary approvals to commence clinical testing or to manufacture or market our potential products in reasonable time frames, if at all.  In addition, the U.S. Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

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

Federal, state and local governments and agencies in the U.S. (including the FDA) and governments in other countries have significant regulations in place that govern many of our activities.  We are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. The preclinical testing and clinical trials of our proposed products are subject to extensive government regulation that may prevent us from creating commercially viable products. In addition, our sale of any commercially viable product will be subject to government regulation from several standpoints, including manufacturing, advertising, marketing, promoting, selling, labeling and distributing.  If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues, if any, will be materially and negatively impacted.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting, insurance and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We are entitled under our amended and restated certificate of incorporation to issue up to 150,000,000 common and 7,000,000 “blank check” preferred shares. As of March 31, 2012, we have issued and outstanding 54,062,118 common shares, 30,646,260 common shares reserved for issuance upon the exercise of current outstanding options, warrants, restricted stock units, restricted stock awards and convertible securities, and an aggregate of 6,298,637 common shares reserved for issuance pursuant to future awards under our incentive stock plans. Accordingly, we will be entitled to issue up to 58,992,985 additional common shares and 7,000,000 additional “blank check” preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, or securities convertible into those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock option plans, in order to attract and retain qualified personnel. In the event of issuance, your proportionate ownership and voting rights may be significantly decreased and the value of your investment impacted.

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

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2012.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	On March 26, 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services. The common stock is deliverable on April 1, 2012. The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale. The form of warrant is substantially similar to the warrant issued on January 8, 2010.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 9, 2012	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
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

Page 32