Form 10-Q
period 2012-06-30
Neuralstem, Inc.
filed 2012-08-09
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, there were 54,095,105 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Balance Sheets

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,539,534	$2,352,013
Prepaid expenses	234,188	430,356
Billed and unbilled receivables	56,930	234,375

Total current assets	2,830,652	3,016,744

Property and equipment, net	269,469	292,193
Patent filing fees, net	798,016	701,846
Other assets	59,063	75,394

Total assets	$3,957,200	$4,086,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,149,155	$1,843,684
Accrued bonus expense	319,578	582,675

Total current liabilities	1,468,733	2,426,359

Total liabilities	1,468,733	2,426,359

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 54,095,105 and 48,682,118 shares outstanding in 2012 and 2011, respectively	540,951	486,821
Additional paid-in capital	105,249,336	99,645,655
Accumulated deficit	(103,301,820)	(98,472,658)
Total stockholders' equity	2,488,467	1,659,818

Total liabilities and stockholders' equity	$3,957,200	$4,086,177

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$78,125	$-	$234,375	$-

Operating expenses:
Research and development costs	1,598,696	2,085,671	3,021,060	3,824,399
General and administrative expenses	821,384	1,523,226	1,983,540	3,295,708
Depreciation and amortization	41,300	59,971	76,246	85,264
Total operating expenses	2,461,380	3,668,868	5,080,846	7,205,371
Operating loss	(2,383,255)	(3,668,868)	(4,846,471)	(7,205,371)

Other income (expense):
Litigation settlement	-	-	2,573	250,000
Interest income	7,475	20,143	16,190	43,035
Interest expense	(601)	-	(1,454)	-
Gain from change in fair value of warrant obligations	-	-	-	161,809
Total other income (expense)	6,874	20,143	17,309	454,844

Net loss	$(2,376,381)	$(3,648,725)	$(4,829,162)	$(6,750,527)

Net loss per share - basic and diluted	$(0.04)	$(0.08)	$(0.09)	$(0.14)

Weighted average common shares outstanding - basic and diluted	54,086,405	48,486,304	52,759,811	48,091,019

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,829,162)	$(6,750,527)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	76,246	85,264
Share based compensation expenses	700,992	2,207,074
Gain from change in fair value of warrant obligations	-	(161,809)

Changes in operating assets and liabilities:
Prepaid expenses	135,367	66,141
Billed and unbilled receivables	177,445	315,884
Other assets	16,331	(7,778)
Accounts payable and accrued expenses	(694,529)	(182,423)
Accrued bonus expense	(121,978)	(71,918)
Net cash used in operating activities	(4,539,288)	(4,500,092)

Cash flows from investing activities:
Patent filing fees	(120,082)	(105,665)
Purchase of property and equipment	(29,610)	(181,960)
Net cash used in investing activities	(149,692)	(287,625)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	-	1,668,327
Proceeds from sale of common stock and warrants, net of issuance costs	4,876,501	-
Net cash provided by financing activities	4,876,501	1,668,327

Net increase (decrease) in cash and cash equivalents	187,521	(3,119,390)

Cash and cash equivalents, beginning of period	2,352,013	9,261,233

Cash and cash equivalents, end of period	$2,539,534	$6,141,843

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,454	$-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification	$-	$1,089,030
Prepayment of services through common stock issuance	$180,000	$240,000
Issuance of common stock for executive bonuses	$141,119	$77,500

See accompanying notes to unaudited condensed financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed balance sheet at December 31, 2011, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012, and as may be amended.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The condensed financial statements do not include the accounts of a recently established wholly-owned and controlled subsidiary located in China since our investment in this subsidiary, and its operations, were not material in any period presented.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through June 30, 2013, although certain activities and related personnel may need to be reduced.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our product candidates.

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

Financial Instruments

The carrying amounts of financial instruments including cash equivalents, receivables and accounts payable reflect approximate fair value as of June 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

Cash, Cash Equivalents and Credit Risk

Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. We place most of our cash in United States banks and we invest some of our cash in interest bearing instruments issued by United States banks. Deposits with banks may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Cash equivalents currently consist solely of money market funds and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

Revenue Recognition

Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various contracts and grants and (iii) licensing the use of our intellectual property to third parties. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured. During the three and six months ended June 30, 2012, we recognized revenue from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University, using a proportional performance method over the period of performance of the contract; this contract expired pursuant to its terms in the second quarter of 2012.

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

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options, restricted share units and stock warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six-month periods ended June 30, 2012 and 2011. A total of approximately 31.1 million and 24.3 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended June 30, 2012 and 2011, respectively, as their inclusion would be anti-dilutive. A total of approximately 28.0 million and 25.0 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the six-month periods ended June 30, 2012 and 2011, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three- and six-month periods ended June 30, 2012 and 2011, no impairment losses were recognized.

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

Significant New Accounting Pronouncements

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and believe the adoption of any new accounting and disclosure requirements will not have a material impact to our results of operations or financial position.

Note 3.  Fair Value of Common Stock Purchase Warrants

The Company previously had outstanding common stock purchase warrants which were classified as derivative liabilities and measured at fair value. All of these warrants were either exercised or expired during the six months ended June 30, 2011. The following table presents the activity for those items which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
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

We record share-based compensation expense on a straight-line basis over the requisite service period and recognized approximately $701,000 and $2,207,000 in total share-based compensation expense during the six months ended June 30, 2012 and 2011, respectively.  Included in the expense for each of the six months ended June 30, 2012 and 2011, is approximately $120,000 related to consulting expenses where we paid the consultant in shares of common stock. Additionally, included in the expense for the six months ended June 30, 2012, is approximately $121,000 related to research and development expenses that we paid with shares of common stock.

Share-based compensation expense included in the statements of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012	2011

Research and development costs	$123,159	$553,380
General and administrative expenses	207,554	505,035
Total	$330,713	$1,058,415

	Six Months Ended June 30,
	2012	2011

Research and development costs	$268,822	$1,106,760
General and administrative expenses	432,170	1,100,314
Total	$700,992	$2,207,074

Stock Options. A summary of stock option activity during the six months ended June 30, 2012 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	9,993,195	$2.46	5.5	$1,128,000
Granted	1,847,504	$1.09		$-
Exercised	-	$-		$-
Forfeited	(46,570)	$2.40
Outstanding at June 30, 2012	11,794,129	$2.25	5.7	$1,008,000

Exercisable at June 30, 2012	10,055,784	$2.41	5.0	$1,008,000

Vested and expected to vest	11,707,212	$2.25	5.7	$1,008,000

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

$0.50 - $2.00	5,080,420	$0.88	6.0	$1,008,000
$2.01 - $3.00	1,903,534	$2.47	6.2	$-
$3.01 - $4.00	4,810,175	$3.59	5.2	$-
	11,794,129	$2.25	5.7	$1,008,000

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Six Months Ended June 30,
	2012	2011

Annual dividend	-	-
Expected life (in years)	2.0 - 4.0	2.0 - 6.5
Risk free interest rate	0.30% - 0.65%	0.01% - 4.76%
Expected volatility	55.5% - 70.6%	72.6% - 75.4%

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

A summary of our restricted stock unit activity for the six months ended June 30, 2012 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2012	341,171	$2.18
Granted	30,320	$1.19
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at June 30, 2012	371,491	$2.10

Exercisable at June 30, 2012	191,462	$2.16

Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. A summary of warrant activity for the six months ended June 30, 2012 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	14,152,355	$2.61	3.4	$-

Granted	6,037,821	$1.03	5.4	$-
Exercised	-	$-		$-
Forfeited	(800,000)	$1.30
Outstanding at June 30, 2012	19,390,176	$2.18	3.9	$-

Exercisable at June 30, 2012	14,190,176	$2.60	3.4	$-

Prior to 2012, certain of our stock purchase warrants were classified as derivative liabilities due to non-standard anti-dilutions provisions contained in the warrant agreements. On February 23, 2011, all remaining common stock purchase warrants which had an exercise price reset and an anti-liquidation feature were exercised or expired eliminating the derivative liability.  In the six months ended June 30, 2011, 1,436,864 of common stock purchase warrants were exercised or forfeited; the expiration of these common stock purchase warrants resulted in a net gain from the change in fair value of $161,809 for the six months ended June 30, 2011.

On February 14, 2012, the Company completed a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds were approximately $4,877,000. The warrants are classified within equity.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. Both motions are fully briefed, apply to the patents at issue in Civil Action Nos. 08-1173 and 08-2664 and remain pending before the Court. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. Those motions are fully briefed and remain pending. On December 1, 2011, Neuralstem filed a motion to supplement the record on its cross motion for summary judgment on standing. StemCells opposed Neuralstem’s motion to supplement and also cross-moved to supplement the record. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court has stayed all other matters pending resolution of the question of standing and discovery on that issue is ongoing. It is not known when, nor on what basis, this matter will be concluded.

Note 6. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase I clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately manufacture stem cell-based therapeutic product, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012, and as amended. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2012), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2012.
•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations— Analysis of our financial results comparing the three and six month periods ended June 30, 2012 to the comparable periods of 2011.
•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and the development and commercialization of treatments using small molecule compounds. We are headquartered in Rockville, Maryland

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license twenty-seven (27) U.S. or foreign issued patents and forty-four (44) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds.

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

Clinical Trials

Stem Cells

During the first half of 2012, we were primarily engaged in conducting the Phase I clinical trials for our proposed treatment of Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”) at Emory University in Atlanta Georgia. The purpose of the Phase I clinical trial is to evaluate the safety and transplantation technique of our proposed treatment. In May of 2012, the United States Food and Drug Administration or FDA approved an amendment to our initial trial protocol to allow for the return of three patients from earlier cohorts to receive additional treatment of which the first returning patient was treated in June of 2012 and the second in July of 2012. To date, we have treated seventeen (17) patients of which twelve (12) were treated by transplantation in the lumbar (lower back) region, three (3) in the cervical (upper back) region and now two (2) in both the lumbar and cervical regions under our amended protocol. We anticipate treating a total of eighteen (18) patients in this Phase I clinical trial of which three (3) will receive transplantations in both the lumbar and cervical regions of the back. Although initial data from the Phase I clinical trial for our treatment of ALS appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

On August 24, 2010, we filed our second Investigational New Drug Application or IND with the FDA for our proposed Phase I clinical trials to treat chronic spinal cord injury. In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold. At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application. We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as additional long term animal safety data that was generated for the next phase of the ALS trial. We anticipate the study, if approved and commenced, will be a multi-site study in the United States. It is still too early to predict when or if the trial will be approved to move forward.

Pharmaceutical Compounds

In February of 2011, we commenced Phase I clinical trials (Phase Ia portion) of our drug compound, NSI-189, at California Clinical Trials, LLC, in Glendale, California. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The purpose of the Phase Ia portion of the clinical trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in healthy volunteers. In October of 2011, we completed the Phase Ia portion of the trial. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual Major Depressive Disorder or MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. We anticipate a total of 24 patients will be dosed in the Phase Ib portion. It is still too early in the trials to make any determination as to its level of success, if any.

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

We intend to treat both chronic and acute spinal cord injury with the same spinal cord stem cells, utilizing the same injection devices we are using for ALS. Therefore, we add to our knowledge about the surgical route of entry for both the ALS patients and the spinal cord injury patients with each patient we treat in the ALS trial.

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

NSI-189 is the first in a class of compounds that we plan to develop into orally administered drugs for major depressive disorder and other psychiatric disorders which are based on our small molecule technologies. In mice, Company research indicated that NSI-189 both stimulates neurogenesis of the hippocampus and increases its volume. Additionally, Company research indicated that NSI-189 stimulates neurogenesis of human hippocampus-derived neural stem cells in vitro. Based on this research, we believe NSI-189 may reverse the human hippocampal atrophy seen in major depression and other disorders.

Our small molecule platform results from discoveries made through our ability to generate stable human neural stem cell lines suitable for screening large chemical libraries. Our small molecule platform complements our cell therapy platform, in which brain and spinal cord stem cells are transplanted directly into diseased areas to repair and/or replace diseased or dead cells.

Department of Defense — Loma Linda Subcontract Agreement

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense or DOD contract, awarded to Loma Linda University, to develop human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," will be carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. The DOD has three one-year options to continue the program after the first year, based upon milestones. The goal of the program is to have a therapeutic product for the treatment of cancerous brain tumors ready to submit to the FDA by the end of the fourth year (2015). We began work on the project during August of 2011 and completed the first year in June of 2012. Due to uncertainties with the DOD budget, there can be no assurance that this program will continue beyond the initial year completed.

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

Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices or GLP preclinical development activities and Good Manufacturing Practices or GMP manufacturing and clinical development activities to contract research organizations or CRO and contract manufacturing organizations or CMO as well as all non-critical corporate functions. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by our competitors.

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

Employees

As of June 30, 2012, we had 16 full-time employees and one full-time independent contractor. Of these full-time employees and contractor, 12 work on research and development and five in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed products for the six months ended June 30, 2012 and 2011. We are mainly focused on: (i) successfully managing our two sponsored clinical trials, (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury and (iii) our research with Loma Linda University. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We received $625,000 for our effort on this contract through its completion in the second quarter of 2012, and recognized revenue related to this contract of approximately $234,000 for the six month months ended June 30, 2012.

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

For a further description of these clinical trials, see the portion of this report entitled “Clinical Trials.”

We expect that research and development expenses, which include expenses related to our two ongoing clinical trials, will increase in the future, as funding allows. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and preclinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily conduct research with regard to stem cells in the future. Through June 30, 2012, we have expensed all costs in connection with establishing this new subsidiary and its operations (which have not been material).

General and Administrative Expenses

Our general and administrative expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress from a pre-clinical to a clinical phase of development.

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates— Our condensed financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Revenue Recognition—Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various grants and contracts, and (iii) through the licensing of the use of our intellectual property.  During the six months ended June 30, 2012, we recognized revenue from our services as principal subcontractor pursuant to a DOD contract with Loma Linda University.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the six month periods ended June 30, 2012 and 2011, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue

We did not generate any revenues from the sale of our products in 2012 or 2011. For the three month period ended June 30, 2012, we recognized revenue of approximately $78,000 for our services as principal subcontractor under the DOD contract; we did not recognize any revenue under this contract in the six months ended June 30, 2011. This contract is now complete.

Operating Expenses

Operating expenses totaled $2,461,380 and $3,668,868 for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses
Research & development costs	$1,598,696	$2,085,671	$(486,975)	(23)%
General & administrative expenses	821,384	1,523,226	(701,842)	(46)%
Depreciation and amortization	41,300	59,971	(18,671)	(31)%
Total operating expenses	$2,461,380	$3,668,868	$(1,207,488)	(33)%

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

Research and development expenses totaled $1,598,696 and $2,085,671 for the three months ended June 30, 2012 and 2011, respectively.   The decrease of approximately $487,000 or 23% was primarily attributable to a decrease of approximately $430,000 in stock based compensation coupled with a decrease in employee bonuses.

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled $821,384 and $1,523,226 for the three months ended June 30, 2012 and 2011, respectively.   The decrease of approximately $702,000 or 46% was primarily attributable to decreases of approximately $297,000 in stock based compensation expense, $166,000 in legal expenses related to patent litigation, $127,000 in employee bonuses and $51,000 in salaries due to the resignation of our CFO in April 2012.

Depreciation and Amortization

Depreciation and amortization expenses totaled $41,300 and $59,971 for the three months ended June 30, 2012 and 2011, respectively.

Other income (expense)

Other income (expense) totaled $6,874 and $20,143 for the three months ended June 30, 2012 and 2011, respectively, and consisted primarily of interest income in both periods.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue

For the six month period ended June 30, 2012, we recognized revenue of approximately $234,000 for our services as principal subcontractor under the DOD contract; we did not recognize any revenue under this contract in the six months ended June 30, 2011. This contract is now complete.

Operating Expenses

Operating expenses totaled $5,080,846 and $7,205,371 for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses
Research & development costs	$3,021,060	$3,824,399	$(803,339)	(21)%
General & administrative expenses	1,983,540	3,295,708	(1,312,168)	(40)%
Depreciation and amortization	76,246	85,264	(9,018)	(11)%
Total operating expenses	$5,080,846	$7,205,371	$(2,124,525)	(29)%

Research and Development Expenses

Research and development expenses totaled $3,021,060 and $3,824,399 for the six months ended June 30, 2012 and 2011, respectively.   The decrease of approximately $803,000 or 21% was primarily attributable to a decrease of approximately $838,000 in stock based compensation.

General and Administrative Expenses

General and administrative expenses totaled $1,983,540 and $3,295,708 for the six months ended June 30, 2012 and 2011, respectively.   The decrease of approximately $1,312,000 or 40% was primarily attributable to decreases of approximately $668,000 in stock based compensation expense, $424,000 in legal expenses related to patent litigation, $132,000 in employee bonuses and $51,000 in salaries due to the resignation of our CFO in April 2012.

Depreciation and Amortization

Depreciation and amortization expenses totaled $76,246 and $85,264 for the six months ended June 30, 2012 and 2011, respectively.

Other income (expense)

Other income (expense) totaled $17,309 and $454,844 for the six months ended June 30, 2012 and 2011, respectively. Other income in 2012 consisted primarily of interest income. In 2011, we recognized $250,000 in connection with the settlement of a lawsuit and approximately $162,000 related to gains on changes in the fair value of certain warrant obligations.

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

Warrant Obligations

The gain on the change in fair value of warrant obligations of $161,809 in the six months ended June 30, 2011 represents the final mark to market adjustment prior to the expiration and exercise of all outstanding derivative warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  On February 14, 2012, the Company closed on a registered direct placement of 5,200,000 shares of common stock, generating net proceeds of approximately $4.9 million.

Currently, our monthly cash burn for operations is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through June 30, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%

Cash and cash equivalents	$2,539,534	$6,141,843	$(3,602,309)	(59)%

Net cash used in operating activities	$(4,539,288)	$(4,500,092)	$(39,196)	(1)%
Net cash used in investing activities	$(149,692)	$(287,625)	$137,933	48%
Net cash provided by financing activities	$4,876,501	$1,668,327	$3,208,174	192%

Total cash and cash equivalents was $2,539,534 at June 30, 2012, compared with $6,141,843 at June 30, 2011.  The decrease in our cash and cash equivalents of approximately $3,602,000 or approximately 59%, was primarily due to cash used in operations partially offset by the February 2012 financing.

Net Cash Used in Operating Activities

We used $4,539,288 and $4,500,092 of cash in our operating activities for the six months ended June 30, 2012 and 2011, respectively.   The increase in our use of cash was approximately $39,000 or 1%.

Net Cash Used in Investing Activities

We used $149,692 and $287,625 of cash in connection with investment activities for six months ended June 30, 2012 and 2011, respectively.  The decrease in our use of cash of approximately $138,000 or 48% was attributed to a larger level of purchases of property and equipment in 2011.

Net Cash Provided by Financing Activities

We raised $4,876,501 and $1,668,327 in net proceeds from the issuance of our securities during the six months ended June 30, 2012 and 2011, respectively. On February 10, 2012, we completed an offering of 5,200,000 units, resulting in gross proceeds of $5,200,000. Net proceeds from the offering, after deducting the placement agent’s fee and associated costs and expenses, was approximately $4,876,000.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On October 14, 2010, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. Of this amount, we have sold $5.2 million of units pursuant to our February 2012 offering. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

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

Based on management’s evaluation (with the participation of our CEO, who is also our acting CFO), as of the end of the period covered by this report, our CEO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has identified the following changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As reported in our Form 8-K filed with the Securities Exchange Commission on April 12, 2012, our Chief Financial Officer and Principal Accounting Officer tendered his resignation effective April 9, 2012. On April 9, 2012, our Board of Directors appointed our Chief Executive Officer as Interim Chief Financial Officer and Principal Accounting Officer (which offices are in addition to his previously existing offices of Chief Executive Officer, President and General Counsel) until such time as the Board of Directors can identify a permanent replacement.

We engaged third party financial reporting consultants to assist in the supervision of our accounting staff, provide oversight of entries recorded and assist management in the preparation of the Company’s financial statements in accordance with U.S. GAAP and the rules and regulations promulgated by the Securities and Exchange Commission.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells relating to stem cell culture compositions, genetically modified stem cell cultures, and methods of using such cultures. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. Both motions are fully briefed, apply to the patents at issue in Civil Action Nos. 08-1173 and 08-2664 and remain pending before the Court. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. Those motions are fully briefed and remain pending. On December 1, 2011, Neuralstem filed a motion to supplement the record on its cross motion for summary judgment on standing. StemCells opposed Neuralstem’s motion to supplement and also cross-moved to supplement the record. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court has stayed all other matters pending resolution of the question of standing and discovery on that issue is ongoing. It is not known when, nor on what basis, this matter will be concluded

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through June 30, 2012, we have recorded accumulated losses totaling $103,301,820.   On June 30, 2012, we had a working capital surplus of $1,361,919 and stockholders’ equity of $2,488,467.  Our net losses for the three most recent fiscal years have been $12,518,527, $18,387,300 and $10,364,363 for 2011, 2010 and 2009, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We have recognized revenue related to this contract of $234,375 and $390,625 for six months ended June 30, 2012 and the year ended December 31, 2011, respectively. We had no revenue from the sales of our products during 2011 and 2010. For the six months ended June 30, 2012, we had a net loss of $4,829,162.

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

Since our inception, we have financed our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts. As of June 30, 2012, we had cash and cash equivalents on hand of $2,539,534. Currently our monthly cash burn from operations is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through June 30, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements.  Our inability to accomplish either licensing or additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

At present our ability to progress as a company is significantly dependent on our two product candidates currently in Phase I clinical trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected, would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to further develop our technologies. Moreover, any material adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of therapies in the field of regenerative medicine creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies, including our product candidates, may be more complex and lengthy than the pathway for conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

 We are unable to predict when or if we will be able to earn revenues.

Given the uncertainty of our technologies and the need for government regulatory approval, we cannot possibly predict when or ever we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities.

We are unable to accurately predict time frames for approvals relating to government contracts or time frames for our products to receive regulatory approvals.

In 2011 we were selected as a subcontractor for a U.S. department of Defense or DOD contract awarded to Loma Linda University to develop human neural stem cell technology for treatment of cancerous brain tumors. We currently have completed our initial year under this contract. The transaction was cash neutral and did not offset any of our operating expenses. We completed our work under the contract in June of 2012. In the event the extension option is not exercised by the DOD, we will need to either secure additional financing, or curtail the research with regard to stem cell treatment of cancerous brain tumors. Given the uncertainty of budget allocation for the DOD and other uncontrollable factors, we cannot predict whether the DOD will exercise its option for future years under this contract.

Our inability to manufacture and store our stem cells in-house that are used in our products could adversely impact our business.

We currently outsource the manufacturing of our stem cells to third party contractors and as such are unable to adequately control the manufacturing process and the safe storage of such stem cells. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities. Our business would suffer in the event that there are delays in locating suitable third parties or if no suitable third parties are found.

Our inability to complete pre-clinical and clinical testing and trials will impair our viability.

We are currently undertaking two sponsored Phase I clinical trials.  Although we have commenced the trials, the outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

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

We are highly dependent on our chief executive officer, chief scientific officer and outside consultants.  Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at any time.  The loss of any of these key employees or consultants could adversely affect our opportunities and materially harm our future prospects.  In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development our business.

The employment contracts of certain key employees contain significant anti-termination provisions which could make changes in management difficult or expensive.

We have entered into employment agreements with Messrs. Garr and Johe, respectively, which expire on October 31, 2017.  Although we anticipate renewing such contracts there is no assurance that we will be able to. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1,260,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

The commercialization of cell-based therapeutic products exposes us to product liability claims.

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

We currently rely upon third-party FDA-approved manufacturers for our stem cells.

We currently have no internal commercial manufacturing capability, and rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our proposed products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure alternative third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We currently rely exclusively upon third party FDA-regulated manufacturers and suppliers for our products

We currently have no internal commercial manufacturing capability, and rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. We currently engage Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (“AMRI”) (small molecule). In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers at terms reasonable to us. Failure to secure such third party manufacturers or supplies would materially impact our business.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing product candidates.

Although we design and manage our current preclinical studies, we do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. Our preclinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

•	the third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;

•	we replace a third party; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

Third party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our product candidates. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without incurring delays or additional costs.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the USPTO. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc., which is further described in this Quarterly Report in the section entitled “Legal Proceedings.”

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical and biological products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  We are currently undertaking two sponsored Phase I clinical trials.  We cannot assure you that we will successfully complete any clinical trials in connection with such INDs.  Further, we cannot predict when we might first submit any product license application (BLA or NDA) for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased the Company's legal and financial compliance costs and have and will continue to make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our board of directors has broad discretion to issue additional securities which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2012 we have issued and outstanding 54,095,105 shares of common stock and we have 36,121,210 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise of currently outstanding options, warrants and convertible securities. As of June 30, 2012, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 59,783,685 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

If we cannot continue to satisfy the NYSE MKT listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the NYSE MKT, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the criteria for maintaining our listing on the NYSE MKT, our securities could be subject to delisting. To qualify for continued listing on the NYSE MKT, we must continue to meet specific criteria including conditions with respect to our shareholders equity as well as minimum stock price. There can be no assurance that we will continue to meet this criteria. If we fail to meet the listing requirements and the NYSE MKT makes the determination that our common stock is no longer eligible for listing and is delisted, trading in our common stock may be conducted on the over-the-counter bulletin board or on the OTC Markets. In such event, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Moreover, such markets have historically been less liquid than the NYSE MKT. Accordingly, an investor would will find it more difficult to dispose of his shares or to obtain accurate quotations for the price which could result in a negative impact on the price of our common shares.

Risks Related to Government Regulation and Approval of our Product Candidates

If our clinical trials fail to demonstrate to the FDA that any of our product candidates are safe and effective for the treatment of particular diseases, the FDA may require us to conduct additional clinical trials or may not grant us marketing approval for such product candidates for those diseases.

We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application or NDA from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls used to produce the product are compliant with applicable statutory and regulatory requirements. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s approval and, ultimately, may prevent commercialization of our product candidates for those diseases. The FDA has substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials has demonstrated the safety and statistically significant efficacy of any of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data can be interpreted by the FDA authorities in different ways, which could delay, limit or prevent regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

In addition, in the course of its review of an NDA or regulatory application, the FDA or other regulatory authorities may conduct audits of the practices and procedures of a company and its suppliers and contractors concerning manufacturing, clinical study conduct, non-clinical studies and several other areas. If the FDA and/or other regulatory authorities conducts an audit relating to an NDA or regulatory application submitted by us and finds a significant deficiency in any of these or other areas, the FDA or other regulatory authorities could delay or not approve our NDA or regulatory application. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

We are subject to extensive and rigorous governmental regulation, including the requirement of FDA or other regulatory approval before our product candidates may be lawfully marketed.

Both before and after the approval of our product candidates, we, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, contract research organizations, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA, or an institutional review board, may suspend or terminate human clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Our product candidates cannot be lawfully marketed in the United States without FDA approval. Any failure to receive the marketing approvals necessary to commercialize our product candidates could harm our business.

The regulatory review and approval process of governmental authorities, which includes the need to conduct nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval requires the submission of an NDA to the FDA. The approval application must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes significant time to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our product candidates, once obtained, may be withdrawn.

In addition, we, our suppliers, our operations, our facilities, and our contract manufacturers, our contract research organizations, and our contract testing laboratories are required to comply with extensive FDA requirements both before and after approval of our products. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our product candidates and our products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices, or cGMP, regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. In addition, discovery of safety issues may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

The results of pre-clinical studies and early-stage clinical trials, such as the results from our recent Phase I ALS trial, may not be predictive of the results of later-stage clinical trials.

A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase II and Phase III clinical trials, despite positive results from earlier-stage trials. The principal investigator of the Phase I safety trial of our human spinal cord stem cells (HSSC's) in amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), recently presented primary and secondary endpoint data on the first 12 patients in the study. The study was designed to assess the safety of intraspinal transplantation in ALS patients and was not intended to demonstrate efficacy. While no adverse events related to the surgical procedure or our neural stem cells were reported, the small sample size, limited time frame and preliminary nature of the study make it difficult to draw any conclusions from the results of the study. No assurance can be given that the surgical procedure or our neural stem cells will be deemed safe by the FDA or that efficacy in the treatment of ALS will be demonstrated in any future studies. Failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our neuronal stem cells, NSI-189 or other future products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the six months ended June 30, 2012.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

 March 26, 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services. The common stock is deliverable on April 1, 2012. The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale. The form of warrant is substantially similar to the one issued on January 8, 2010.

In June of 2012, we issued warrants to purchase an aggregate of 15,000 common shares as compensation for business advisory services. The warrant has an exercise price of $1.25 per share, a term of 5 years and provides for an adjustment to the exercise price, as well as the number of shares underlying the warrant, in the event of stock dividends and stock splits.

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

NEURALSTEM, INC.

Date: August 09, 2012	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on July 16, 2007		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on June 28, 2007		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated July 28, 2005		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated July 28, 2005		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on June 5, 2007		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on December 18, 2008		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on January 5, 2009		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued January 8, 2010		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued January 29, 2010		10-K	4.21	001-33672	3/31/10

4.12	Form of Replacement Warrant Issued March of 2010		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated June 29, 2010		8-K	4.01	001-33672	6/29/10

4.15**	Neuralstem 2010 Equity Compensation Plan		8-K	10.01	001-33672	7/14/10

4.16	Form of Consultant Warrant issued October 1, 2009 and 2010		S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan.		S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement		S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February, 2012 registered offering.		8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued June 2012	*

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008		10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Page 32