Form 10-Q
period 2012-09-30
Neuralstem, Inc.
filed 2012-11-09
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 67,989,314 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.           UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,873,395	$2,352,013
Prepaid expenses	289,788	430,356
Billed and unbilled receivables	833	234,375

Total current assets	10,164,016	3,016,744

Property and equipment, net	246,017	292,193
Patent filing fees, net	772,186	701,846
Other assets	59,533	75,394

Total assets	$11,241,752	$4,086,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,501,345	$1,843,684
Accrued bonus expense	479,368	582,675
Other current liabilities	138,987	-

Total current liabilities	2,119,700	2,426,359

Deferred rent, net of current portion	23,750	-

Total liabilities	2,143,450	2,426,359

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 67,964,314 and 48,682,118 shares outstanding in 2012 and 2011, respectively	679,643	486,821
Additional paid-in capital	114,297,870	99,645,655
Accumulated deficit	(105,879,211)	(98,472,658)
Total stockholders' equity	9,098,302	1,659,818

Total liabilities and stockholders' equity	$11,241,752	$4,086,177

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$170,833	$103,417	$405,208	$103,417

Operating expenses:
Research and development costs	1,385,478	2,124,204	4,406,538	5,948,603
General and administrative expenses	1,280,606	1,137,995	3,264,146	4,433,703
Depreciation and amortization	87,908	64,285	164,154	149,548
Total operating expenses	2,753,992	3,326,484	7,834,838	10,531,854
Operating loss	(2,583,159)	(3,223,067)	(7,429,630)	(10,428,437)

Other income (expense):
Litigation settlement	692	-	3,265	250,000
Interest income	5,411	11,463	21,601	54,497
Interest expense	(335)	-	(1,789)	-
Gain from change in fair value of warrant obligations	-	-	-	161,809
Total other income (expense)	5,768	11,463	23,077	466,306

Net loss	$(2,577,391)	$(3,211,604)	$(7,406,553)	$(9,962,131)

Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.14)	$(0.21)

Weighted average common shares outstanding - basic and diluted	58,363,721	48,488,432	54,751,377	48,225,452

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(7,406,553)	$(9,962,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164,154	149,548
Share based compensation expenses	1,187,692	2,874,698
Gain from change in fair value of warrant obligations	-	(161,809)

Changes in operating assets and liabilities:
Prepaid expenses	117,838	(106,422)
Billed and unbilled receivables	233,542	-
Other current assets	-	322,127
Other assets	15,861	(7,778)
Accounts payable and accrued expenses	(342,339)	438,598
Accrued bonus expense	37,812	86,308
Deferred revenue	-	52,833
Deferred rent	32,557	-
Net cash used in operating activities	(5,959,436)	(6,314,028)

Cash flows from investing activities:
Patent filing fees	(158,115)	(232,968)
Purchase of property and equipment	(30,203)	(187,092)
Net cash used in investing activities	(188,318)	(420,060)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	-	1,668,326
Proceeds from sale of common stock and warrants, net of issuance costs	13,685,408	-
Payments on notes payable	(16,272)	-
Net cash provided by financing activities	13,669,136	1,668,326

Net increase (decrease) in cash and cash equivalents	7,521,382	(5,065,762)

Cash and cash equivalents, beginning of period	2,352,013	9,261,233

Cash and cash equivalents, end of period	$9,873,395	$4,195,471

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,789	$-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification	$-	$1,089,030
Prepayment of services through common stock issuance	$180,000	$565,050
Issuance of common stock for executive bonuses	$141,119	$77,500
Issuance of common stock for exercise of restricted stock units	$330	$-
Financing of insurance premiums through note payable	$146,452	$-
Service provider return of shares upon contract amendment	$27,712	$-

See accompanying notes to unaudited condensed financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our investment in, and the operations of, a recently established wholly-owned and controlled subsidiary located in China were not material in any period presented.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through September 30, 2013, although certain activities and related personnel may need to be reduced.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our product candidates.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Financial Instruments

The carrying amounts of financial instruments including cash equivalents, receivables and accounts payable reflect approximate fair value as of September 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

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

Revenue Recognition

Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various contracts and grants and (iii) licensing the use of our intellectual property to third parties. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured. In 2012, we recognized revenue of from our services as principal subcontractor pursuant to a Department of Defense contract with Loma Linda University and from licensing the use of certain intellectual property. We recognized revenue of $234,000 related to the Department of Defense contract, using a proportional performance method over the period of performance of the contract; this contract expired pursuant to its terms in the second quarter of 2012. We also recognized revenue of $170,000 related to up-front payments for the licensing of certain intellectual property to third parties, since our performance obligations contained in the licenses are substantially complete.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2012 and 2011. A total of approximately 35.2 million and 24.5 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2012 and 2011, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three- and nine-month periods ended September 30, 2012 and 2011, no impairment losses were recognized.

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

Note 3.  Fair Value of Common Stock Purchase Warrants

The Company previously had outstanding common stock purchase warrants which were classified as derivative liabilities and measured at fair value. All of these warrants were either exercised or expired during the nine months ended September 30, 2011. The following table presents the activity for those items which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
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

Note 4.   Stockholders’ Equity

We have granted stock-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years from the grant date.  The stock options or warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  Vesting of the restricted stock units is similar to that of stock options. As of September 30, 2012, we have approximately 38.8 million shares of common stock reserved for issuance of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period and recognized approximately $1,188,000 and $2,875,000 in total share-based compensation expense during the nine months ended September 30, 2012 and 2011, respectively.  Included in general and administrative expenses for each of the nine months ended September 30, 2012 and 2011, is approximately $180,000 related to consulting expenses where we paid the consultant in shares of common stock. Additionally, included in the expense for the nine months ended September 30, 2012, is approximately $141,000 related to research and development expenses that we paid for with shares of common stock.

Share-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012	2011

Research and development costs	$193,558	$392,380
General and administrative expenses	293,142	275,244
Total	$486,700	$667,624

	Nine Months Ended September 30,
	2012	2011

Research and development costs	$462,380	$1,499,140
General and administrative expenses	725,312	1,375,558
Total	$1,187,692	$2,874,698

Stock Options. A summary of stock option activity during the nine months ended September 30, 2012 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	9,993,195	$2.46	5.5	$1,128,000
Granted	4,847,504	$0.99
Exercised	-	$-		$-
Forfeited	(53,412)	$2.51
Outstanding at September 30, 2012	14,787,287	$1.98	6.3	$3,097,639

Exercisable at September 30, 2012	10,253,193	$2.39	4.9	$1,902,556

Vested and expected to vest	14,773,802	$1.98	6.3	$3,097,500

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

$0.50 - $1.00	5,400,000	$0.73	6.7	$2,790,000
$1.01 - $2.00	2,680,420	$1.23	8.3	$307,639
$2.01 - $3.00	1,903,534	$2.47	6.0	$-
$3.01 - $4.00	4,803,333	$3.59	5.0	$-
	14,787,287	$1.98	6.3	$3,097,639

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Nine Months Ended September 30,
	2012	2011

Annual dividend	-	-
Expected life (in years)	2.0 - 4.0	2.0 - 6.5
Risk free interest rate	0.29% - 0.65%	0.25% - 4.76%
Expected volatility	55.5% - 70.6%	59.9% - 75.4%

The 4,847,504 options granted in the first nine months of 2012 had a weighted average grant date fair value of $0.49.

RSUs. We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to certain restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant. A summary of our restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2012	341,171	$2.18
Granted	30,320	$1.19
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at September 30, 2012	371,491	$2.10

Exercisable at September 30, 2012	228,987	$2.15

Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. A summary of warrant activity for the nine months ended September 30, 2012 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	14,152,355	$2.61	3.4	$-

Granted	6,687,821	$1.02	5.1
Exercised	-	$-		$-
Forfeited	(800,000)	$1.25
Outstanding at September 30, 2012	20,040,176	$2.07	3.8	$1,905,381

Exercisable at September 30, 2012	20,040,176	$2.07	3.8	$1,905,381

The 6,687,821 stock purchase warrants granted in the first nine months of 2012 had a weighted average grant date fair value of $0.47.

Prior to 2012, certain of our stock purchase warrants were classified as derivative liabilities due to non-standard anti-dilutions provisions contained in the warrant agreements. On February 23, 2011, all remaining common stock purchase warrants which had an exercise price reset and an anti-liquidation feature were exercised or expired, eliminating the derivative liability.  In the nine months ended September 30, 2011, approximately 1.4 million common stock purchase warrants were exercised or forfeited; the expiration of these common stock purchase warrants resulted in a net gain from the change in fair value of $161,809 for the nine months ended September 30, 2011.

In February 2012, the Company completed a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds were approximately $4,877,000. The warrants are classified within equity.

In March 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services.  The warrant was exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part.  We also agreed to register the shares underlying the warrant with the SEC for resale.  The warrants are classified within equity.

In August 2012, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a price of $0.40 per share. The Company received aggregate gross proceeds of $2,760,000, which will be used for general corporate purposes, including ongoing clinical trials. Net proceeds were approximately $2,441,000. In connection with the offering, the Company issued stock purchase warrants to the underwriters for the purchase of up to 300,000 shares of its common stock; the warrants have an exercise price of $0.50 per share and are exercisable for five years. The warrants are classified within equity.

In September 2012, the Company completed a registered direct placement of 7,000,000 shares of common stock at a price of $1.00 per share. The Company received aggregate gross proceeds of $7,000,000, which will be used for general corporate purposes, including ongoing clinical trials. Net proceeds were approximately $6,368,000. In connection with the offering, the Company issued stock purchase warrants to the placement agent for the purchase of up to 350,000 shares of its common stock; the warrants have an exercise price of $1.25 per share and are exercisable for five years. The warrants are classified within equity.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2012), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2012.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three and nine month periods ended September 30, 2012 to the comparable periods of 2011.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and the development and commercialization of treatments using small molecule compounds. We are headquartered in Rockville, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license twenty-seven (27) U.S. or foreign issued patents and forty-four (44) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter 2012, we have license the use of our intellectual property to third parties.

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

Clinical Trials

Stem Cells.

During the first nine months of 2012, we were primarily engaged in conducting the Phase I clinical trials for our proposed treatment of Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”) at Emory University in Atlanta Georgia. The purpose of the Phase I clinical trial is to evaluate the safety and transplantation technique of our proposed treatment. The Phase I trial, as designed, was completed in August of 2012. During the Phase I trial, we treated eighteen (18) patients of which twelve (12) were treated by transplantation in the lumbar (lower back) region, three (3) in the cervical (upper back) region and three (3) in both the lumbar and cervical regions under our amended protocol. Although initial data from the Phase I clinical trial for our treatment of ALS appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful. We anticipate commencing the Phase II clinical trials, for our proposed treatment of ALS, during the first half of 2013

On August 24, 2010, we filed our second Investigational New Drug Application or IND with the FDA for our proposed Phase I clinical trials to treat chronic spinal cord injury. In October of 2010, we were notified that our IND for spinal cord injury had been placed on clinical hold. At the time, the FDA provided us with specific comments, questions and recommendations for modifications to our trial protocol as contained in our IND application. We expect to revisit this IND with the FDA with a review of the long term human safety data from our ALS trial as well as additional long term animal safety data that was generated for the next phase of the ALS trial. We anticipate the study, if approved and commenced, will be a multi-site study in the United States. It is still too early to predict when or if the trial will be approved to move forward.

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial will be conducted by our wholly owned subsidiary, Neuralstem China, and will utilize our spinal cord stem cells. The trial will be conducted at BaYi Brain Hospital in Veijing, China. The trial approval includes a combined phase I/II design and will test direct injections into the brain of NSI-566, the same cell product tested by Neuralstem in a recently-completed Phase IALS trial in the United States. The trial is expected to begin early next year. Ischemic strokes, the most common type of stroke, occur as a result of an obstruction within a blood vessel supplying blood to the brain. Post-stroke motor deficits include paralysis in arms and legs and can be permanent. The trial is designed to enroll up to 118 patients.

Pharmaceutical Compounds.

In February of 2011, we commenced Phase I clinical trials (Phase Ia portion) of our drug compound, NSI-189, at California Clinical Trials, LLC, in Glendale, California. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The purpose of the Phase Ia portion of the clinical trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual Major Depressive Disorder or MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. To date, we have dosed a total of eight (8) patients. We anticipate a total of 24 patients will be dosed in the Phase Ib portion. It is still too early in the trial to make any determination as to its level of success, if any.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged or malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, ALS, depression, and injuries to the spinal cord. We own or exclusively license 21 U.S. and foreign issued patents and 19 U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” for two important spinal cord applications: ALS, or Lou Gehrig’s disease, and Ischemic Spastic Paraplegia (a painful form of spasticity that may arise as a complication of surgery to repair aortic aneurysms). Of these applications, we have completed our first Phase I trial with regard to ALS. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics.

We intend to treat both chronic and acute spinal cord injury with the same spinal cord stem cells, utilizing the same injection devices we are using for ALS. Therefore, we add to our knowledge about the surgical route of entry for both the ALS patients and the spinal cord injury patients with each patient we treat in the ALS trial.

Pharmaceutical Compounds.

We have developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier). We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impacting diseases. The claims covered by the patents include both structure and method claims for inducing neurogenesis and the growth of new neurons, both in-vitro and in-vivo. We own or exclusively license four (4) U.S. and foreign issued patents and 22 U.S. and foreign patent applications related to our small molecule compounds.

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

Department of Defense — Loma Linda Subcontract Agreement

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense or DOD contract, awarded to Loma Linda University, to develop human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," was carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. The DOD has three one-year options to continue the program after the first year, based upon milestones. The goal of the program is to develop a therapeutic product for the treatment of cancerous brain tumors and submit that product to the FDA by the end of the fourth year (2015). We began work on the project during August of 2011 and completed the first year in June of 2012. Due to uncertainties with the DOD budget, there can be no assurances that this program will continue beyond the initial year completed.

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

Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices or GLP preclinical development activities and Good Manufacturing Practices or GMP manufacturing and clinical development activities to contract research organizations or CRO and contract manufacturing organizations or CMO as well as all non-critical corporate functions. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by similar companies.

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

Employees

As of September 30, 2012, we had 15 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 11 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

For the nine months ended September 30, 2012 and 2011, we generated no revenues from the sale of our proposed therapies based on our stem cell and small molecule technologies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We received $625,000 for our effort on this contract through its completion in the second quarter of 2012, and recognized revenue related to this contract of approximately $234,000 and $103,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

During the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the nine months ended September 30, 2012, we recognized revenue of approximately $170,000 related to up-front payments received under these licenses, since our performance obligations contained in the licenses are substantially complete. The license agreements also provide for ongoing annual fees which are recognized on a straight-line basis over the annual period.

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

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed into our anticipated Phase II trials. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and preclinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our anticipated future clinical trials in China, including our proposed trial to treat motor deficits due to ischemic stroke. Through September 30, 2012, we have expensed all costs in connection with establishing this new subsidiary and its operations (which have not been material).

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

Use of Estimates— Our condensed financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock-based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Revenue Recognition—Historically, our revenue has been derived primarily from (i) selling treated samples for gene expression data from stem cell experiments, (ii) providing services under various grants and contracts, and (iii) through the licensing of the use of our intellectual property.  During the nine months ended September 30, 2012, we recognized revenue from our services as principal subcontractor pursuant to a DOD contract with Loma Linda University and from the licensing of certain of our intellectual property to third parties.  Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery of goods and services has occurred, the price is fixed and determinable, and collection is reasonably assured.

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the nine month periods ended September 30, 2012 and 2011, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue

We did not generate any revenues from the sale of our products in 2012 or 2011. For the three month periods ended September 30, 2012 and 2011, we recognized revenue of approximately $0 and $103,000, respectively for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012. Additionally, during the three months ended September 30, 2012 and 2011, we recognized revenue of approximately $171,000 and $0, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses totaled approximately $2,754,000 and $3,326,000 for the three months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses
Research and development costs	$1,385,478	$2,124,204	$(738,726)	(35)%
General and administrative expenses	1,280,606	1,137,995	142,611	13%
Depreciation and amortization	87,908	64,285	23,623	37%
Total operating expenses	$2,753,992	$3,326,484	$(572,492)	(17)%

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

Research and development expenses totaled approximately $1,385,000 and $2,124,000 for the three months ended September 30, 2012 and 2011, respectively.   The decrease of approximately $739,000 or 35% was primarily attributable to a $698,000 decrease in project expenses related to studies which ended in 2011 coupled with a $199,000 decrease in stock based compensation and partially offset by increases in personnel related expenses.

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled approximately $1,281,000 and $1,138,000 for the three months ended September 30, 2012 and 2011, respectively.   The increase of approximately $143,000 or 13% was primarily due to increased use of consulting services.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $88,000 and $64,000 for the three months ended September 30, 2012 and 2011, respectively.

Other income (expense)

Other income (expense) totaled $6,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively, and consisted primarily of interest income in both periods.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue

For the nine month periods ended September 30, 2012 and 2011, we recognized revenue of approximately $234,000 and $103,000, respectively, for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012. During the nine months ended September 30, 2012 and 2011, we recognized revenue of approximately $171,000 and $0, respectively related to the licensing of certain of our intellectual properties to third parties.

Operating Expenses

Operating expenses totaled approximately$7,835,000 and $10,532,000 for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses
Research and development costs	$4,406,538	$5,948,603	$(1,542,065)	(26)%
General and administrative expenses	3,264,146	4,433,703	(1,169,557)	(26)%
Depreciation and amortization	164,154	149,548	14,606	10%
Total operating expenses	$7,834,838	$10,531,854	$(2,697,016)	(26)%

Research and Development Expenses

Research and development expenses totaled approximately $4,407,000 and $5,949,000 for the nine months ended September 30, 2012 and 2011, respectively.   The decrease of approximately $1,542,000 or 26% was primarily attributable to a decrease of approximately $1,037,000 in stock based compensation coupled with a decrease of approximately $617,000 in project expenses due to studies that ended in 2011 partially offset by increases in personnel related expenses.

General and Administrative Expenses

General and administrative expenses totaled approximately $3,264,000 and $4,434,000 for the nine months ended September 30, 2012 and 2011, respectively.   The decrease of approximately $1,170,000 or 26% was primarily attributable to decreases of approximately $650,000 in stock based compensation expense, $355,000 in legal expenses related to patent litigation, $137,000 in employee bonuses and $107,000 in salaries due to the resignation of our CFO in April 2012.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $164,000 and $150,000 for the nine months ended September 30, 2012 and 2011, respectively.

Other income (expense)

Other income (expense) totaled approximately $23,000 and $466,000 for the nine months ended September 30, 2012 and 2011, respectively. Other income in 2012 consisted primarily of interest income. In 2011, other income consisted primarily of $250,000 in connection with the settlement of a lawsuit and approximately $162,000 related to gains from changes in the fair value of certain warrant obligations.

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

Warrant Obligations

The gain from the change in fair value of warrant obligations of $161,809 in the nine months ended September 30, 2011 represents the final mark to market adjustment prior to the expiration and exercise of all outstanding derivative warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  During the first nine months of 2012 the Company raised gross proceeds of approximately $15 million from the issuance of its common shares and warrants from a registered direct placement and underwritten public offerings.

Currently, our monthly cash burn for operations is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through September 30, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%

Cash and cash equivalents	$9,873,395	$4,195,471	$5,677,924	135%

Net cash used in operating activities	$(5,959,436)	$(6,314,028)	$354,592	6%
Net cash used in investing activities	$(188,318)	$(420,060)	$231,742	55%
Net cash provided by financing activities	$13,669,136	$1,668,326	$12,000,810	719%

Total cash and cash equivalents was approximately $9,873,000 at September 30, 2012, compared with $4,195,000 at September 30, 2011.  The increase in our cash and cash equivalents of approximately $5,678,000 or 135% was primarily due to proceeds from our common stock offerings in 2012 partially offset by cash used in operations.

Net Cash Used in Operating Activities

We used approximately $5,959,000 and $6,314,000 of cash in our operating activities for the nine months ended September 30, 2012 and 2011, respectively.   The decrease in our use of cash was approximately $355,000 or 6%. This decrease is primarily due to decreases in expenses partially offset by timing of payments.

Net Cash Used in Investing Activities

We used approximately $188,000 and $420,000 of cash in connection with investment activities for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in our use of cash of approximately $232,000 or 55% was primarily due to a greater level of purchases of property and equipment in 2011.

Net Cash Provided by Financing Activities

We raised approximately $13,685,000 and $1,668,000 in net proceeds from the issuance of our securities during the nine months ended September 30, 2012 and 2011, respectively.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On October 14, 2010, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. We currently have approximately $28.8 million remaining under this shelf registration statement. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through September 30, 2012, we have recorded accumulated losses totaling approximately $105,879,000.   On September 30, 2012, we had a working capital surplus of approximately $8,044,000 and stockholders’ equity of approximately $9,098,000.  Our net losses for the three most recent fiscal years have been $12,518,527, $18,387,300 and $10,364,363 for 2011, 2010 and 2009, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We have recognized revenue related to this contract of approximately $234,000 and $391,000 for nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. We recognized revenue of approximately$171,000 and $0, in the nine months ended September 30, 2012 and 2011, respectively related to the licensing of certain of our intellectual property to third parties. We had no revenue from the sales of our products during 2012 and 2011. For the nine months ended September 30, 2012, we had a net loss of approximately $7,407,000.

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

Since our inception, we have funded our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2012, we had cash and cash equivalents on hand of approximately $9,873,000. Currently our monthly cash burn for operations is approximately $700,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through September 30, 2013, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements.  Our inability to accomplish either licensing or additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

At present our future opportunities are significantly dependent on our two product candidates currently in Phase I clinical trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected, would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to further develop our technologies. Moreover, any adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

Our business relies on technologies that we may not be able to commercially develop.

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and may have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology, will be our primary sources of revenues. We recognized revenue of approximately $171,000 in the third quarter of 2012 related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any additional revenue.

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

In 2011 we were selected as a subcontractor for a U.S. department of Defense or DOD contract awarded to Loma Linda University to develop human neural stem cell technology for treatment of cancerous brain tumors. We currently have completed our initial year under this contract. The transaction was cash neutral and did not offset any of our other operating expenses. We completed our work under the contract in June of 2012. In the event the extension option is not exercised by the DOD, we will need to either secure additional financing, or curtail the research with regard to stem cell treatment of cancerous brain tumors. Given the uncertainty of budget allocation for the DOD and other uncontrollable factors, we cannot predict whether the DOD will exercise its option for future years under this contract.

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

We are currently undertaking one sponsored Phase I clinical trial and we anticipate commencing our first Phase II clinical trial, related to our proposed product for the treatment of ALS, during the first half of 2013.  Although we have commenced our trials, the ultimate outcome of the trials is uncertain, and if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or are Phase I clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies and even during our Phase I studies, we will be required to demonstrate through further clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate revenues.

There are no assurances that we will be able to submit or obtain FDA approval of a biologics license application in order to market and sell our products.

There can be no assurance that even  if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA or that any BLA or NDA we submit will be approved in a timely manner, if at all.  If we are unable to submit a BLA or NDA with respect to any future product candidate, or if such application is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Our ability to successfully commercialize our proposed products in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

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

We are dependent on the acceptance of our products by the healthcare community.

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

If the healthcare community does not accept our products for any reason, our business would be materially harmed.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as approximately $2,200,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

We currently rely exclusively upon third party FDA-regulated manufacturers and suppliers for our products

We currently have no internal commercial manufacturing capability, and rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. We currently engage Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (“AMRI”) (small molecule). In the event we are required to seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers at terms reasonable to us. Failure to secure such third party manufacturers or suppliers would materially impact our business.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.

Although we design and manage our current preclinical studies, we do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. Our preclinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

•	the third parties do not successfully carry out their contractual duties;
•	fail to meet regulatory obligations or expected deadlines;
•	we replace a third party; or
•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

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

Risks Relating to Our Common Stock

Our common shares have until recently been “thinly” traded.

Until recently, our common shares have been “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near the asking price at any given time may be relatively small or non-existent. Recently, the trading volume and liquidity for our common shares has increased. However, there can be no assurances that this increase trading volume will persist in the future. The lack of historical liquidity in our common shares is attributable to a number of factors, including the facts that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community.  Although our common shares have recently experienced an increase in liquidity, these factors still exist. We cannot give you any assurance that a broader or more active trading market for our common shares will continue, or that current trading levels will be sustained. Due to these conditions, you may not be able to sell your shares if you need money or otherwise desire to liquidate your investment.

The market price for our common shares is particularly volatile.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE MKT. The expenses incurred by public companies generally for reporting, insurance and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We have never paid a cash dividend and do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never paid cash dividends nor do we anticipate paying cash dividends in the foreseeable future.  Accordingly, any return on your investment will be as a result of stock appreciation if any.

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

If securities or industry analysts do not publish research reports, or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. We currently have limited research coverage by securities and industry analysts. In the event any of the analysts who cover us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2012 we have issued and outstanding 67,964,314 shares of common stock and we have 38,764,368 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2012, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 43,271,318 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the nine months ended September 30, 2012.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

In March of 2012, pursuant to the terms of the consulting agreement entered into with Market Development Consulting Group, Inc. in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services. The common stock was deliverable on April 1, 2012. The warrant is exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part. We also agreed to register the shares underlying the warrant with the SEC for resale. The form of warrant is substantially similar to the one issued on January 8, 2010.

In June of 2012, we issued warrants to purchase an aggregate of 15,000 common shares as compensation for business advisory services. The warrant has an exercise price of $1.25 per share, a term of 5 years and provides for an adjustment to the exercise price, as well as the number of shares underlying the warrant, in the event of stock dividends and stock splits.

In September of 2012, we amended the terms of an aggregate of 468,757 warrants issued in connection with our June 29, 2010 registered direct offering as consideration for certain services provided by the warrant holders. Pursuant to the amendment, we: (i) reduced the exercise price of the warrants from $3.25 to $0.50; and (ii) extended the expiration date from June 29, 2013 to June 30, 2017. All other terms and conditions of the warrants remained unchanged.

In October of 2012, we entered into a consulting agreement related to the marketing of NS-189, our small molecule compound to other pharmaceutical and drug development companies. As partial consideration for the services to be rendered, we agreed to issue an aggregate of 25,000 shares of our common stock during the initial five month term of the agreement.

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

NEURALSTEM, INC.

Date: November 9, 2012	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Replacement Warrant Issued March of 2010		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan.	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering.	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued June 2012	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

