Form 10-Q
period 2013-03-31
Neuralstem, Inc.
filed 2013-05-10
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 68,797,964 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Balance Sheets

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,659,240	$7,443,773
Billed and unbilled receivables	104,255	3,333
Deferred financing fees, current portion	557,714	-
Prepaid expenses	220,914	205,651
Total current assets	13,542,123	7,652,757

Property and equipment, net	207,697	230,397
Patent filing fees, net	876,781	807,357
Deferred financing fees, net of current portion	725,228	-
Other assets	59,568	59,568
Total assets	$15,411,397	$8,750,079

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,243,754	$1,199,662
Accrued bonus expense	410,452	465,865
Current portion of long term debt, net of discount	510,666	-
Derivative instruments	445,680	-
Other current liabilities	42,566	90,776
Total current liabilities	2,653,118	1,756,303

Long term debt, net of discount and current portion	7,042,070	-
Other long term liabilities	22,356	21,143
Total liabilities	9,717,544	1,777,446

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 68,797,964 and 68,189,314 shares outstanding in 2013 and 2012, respectively	687,980	681,893
Additional paid-in capital	117,190,135	114,884,915
Accumulated deficit	(112,184,262)	(108,594,175)
Total stockholders' equity	5,693,853	6,972,633
Total liabilities and stockholders' equity	$15,411,397	$8,750,079

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,
	2013	2012

Revenues	$102,500	$156,250

Operating expenses:
Research and development costs	1,748,347	1,422,364
General and administrative expenses	1,195,840	1,162,156
Depreciation and amortization	50,093	34,946
Total operating expenses	2,994,280	2,619,466
Operating loss	(2,891,780)	(2,463,216)

Other income (expense):
Interest income	9,925	8,715
Interest expense	(48,257)	(853)
Warrant modification expense	(666,736)	-
Gain from change in fair value of derivative instruments	6,518	-
Other income	243	2,573
Total other income (expense)	(698,307)	10,435

Net loss	$(3,590,087)	$(2,452,781)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding - basic and diluted	68,700,709	51,433,217

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,590,087)	$(2,452,781)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	50,093	34,946
Share based compensation expense	476,711	370,279
Amortization of deferred financing fees and debt discount	22,903	-
Warrant modification expense	666,736	-
Gain from change in fair value of derivative instruments	(6,518)	-

Changes in operating assets and liabilities:
Billed and unbilled receivables	(100,922)	-
Prepaid expenses	(18,325)	61,247
Accounts payable and accrued expenses	44,092	(189,092)
Accrued bonus expense	(55,413)	74,791
Other current liabilities	607	-
Other long term liabilities	(2,605)	-
Net cash used in operating activities	(2,512,728)	(2,100,610)

Cash flows from investing activities:
Patent filing fees	(95,161)	(28,768)
Purchase of property and equipment	(1,656)	-
Net cash used in investing activities	(96,817)	(28,768)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	322,500	-
Proceeds from sale of common stock and warrants, net of issuance costs	-	4,921,501
Proceeds from long term debt, net of issuance costs	7,551,329	-
Payments on notes payable	(48,817)	-
Net cash provided by financing activities	7,825,012	4,921,501

Net increase in cash and cash equivalents	5,215,467	2,792,123

Cash and cash equivalents, beginning of period	7,443,773	2,352,013

Cash and cash equivalents, end of period	$12,659,240	$5,144,136

Supplemental disclosure of cash flows information:
Cash paid for interest	$910	$853

Supplemental schedule of non cash investing and financing activities:
Prepayment of services through common stock issuance	$-	$180,000
Prepayment of services through warrant issuance	$6,478	$-
Issuance of common stock for fees related to debt issuance	$396,234	$-
Issuance of warrants for fees related to debt issuance	$452,187	$-

See accompanying notes to unaudited condensed financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed balance sheet at December 31, 2012, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, and as may be amended.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our investment in, and the operations of, a recently established wholly-owned and controlled subsidiary located in China were not material in any period presented.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through March 31, 2014, although certain activities and related personnel may need to be reduced.

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

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments are estimated using level 3 unobservable inputs. See Note 3 for further details.

Cash, Cash Equivalents and Credit Risk

Cash equivalents consist of investments in low risk, highly liquid money market funds and certificates of deposit with original maturities of 90 days or less. Cash deposited with banks and other financial institutions may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated exclusively for the pre-clinical development of treatments for central nervous system diseases, and our clinical trials for both pharmaceutical and stem cell based treatments.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2013 and 2012. A total of approximately 37.4 million and 22.2 million potential dilutive shares has been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2013 and 2012, respectively, as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three month periods ended March 31, 2013 and 2012, no impairment losses were recognized.

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

Note 3.  Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities.

•	Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds and goodwill when it is recorded at fair value due to an impairment charge.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has segregated its financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands).

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of other short-term financial instruments (primarily accounts receivable, inventory, prepaid expenses and other current assets, and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our long-term indebtedness approximates its carrying value.

The Company has stock purchase warrants issued in conjunction with its March 2013 debt offering (see Note 5) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs.

The following table identifies the carrying amounts of such assets and liabilities:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$445,680	$445,680
	$-	$-	$445,680	$445,680

The Company did not have any financial assets or liabilities measured at fair value at December 31, 2012.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$-
Issuance	452,198
Change in fair value	(6,518)
Balance at March 31, 2013	$445,680

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed statements of operations. The fair value of the stock purchase warrants is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including property and equipment and patent filing fees, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three-months ended March 31, 2013 or 2012.

Note 4.   Debt

In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. Our weighted average interest on outstanding borrowings was 11% for the three months ended March 31, 2013. The loan calls for interest only payments through December 2013 at which time principal and interest payments begin through maturity. The interest only period and maturity can both be extended by three (3) months if the additional borrowing capacity is drawn on. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.

In conjunction with the loan agreement, the Company issued to the lender a five-year stock purchase warrant to purchase 648,809 shares of the Company’s stock at an exercise price of $1.0789 per share. This warrant contains non-standard anti-dilution protection and, consequently, is being accounted for as a derivative instrument and is recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in recording a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method.

The Company also incurred expenses with various third parties in connection with the debt issuance, consisting of approximately $449,000 in cash, 350,650 shares of common stock, and a five-year stock purchase warrant to purchase 648,798 shares of the Company’s stock at an exercise price of $1.07892 per share. The warrant is classified as equity. Fees related to the debt offering are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock on the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2013, we have approximately 39.9 million shares of common stock reserved for issuance of such awards.

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012

Research and development costs	$206,480	$145,663
General and administrative expenses	270,231	224,616
Total	$476,711	$370,279

Included in general and administrative expenses for each of the three months ended March 31, 2013 and 2012 is approximately $11,000 and $60,000, respectively related to consulting expenses where we paid consultants in shares of common stock. Additionally, included in expenses for the three months ended March 31, 2012, is approximately $84,000 related to research and development expenses that we paid for with shares of common stock.

Stock Options. A summary of stock option activity during the three months ended March 31, 2013 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	14,787,287	$1.98	6.1	$1,926,000
Granted	1,397,579	$1.12
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at March 31, 2013	16,184,866	$1.90	6.2	$2,141,757

Exercisable at March 31, 2013	11,316,021	$2.27	4.8	$1,610,722

Vested and expected to vest	16,184,866	$1.90	6.2	$2,141,757

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	5,400,000	$0.73	6.2	$2,088,000
$1.01 - $2.00	4,077,999	$1.20	8.4	53,757
$2.01 - $3.00	1,903,534	$2.47	5.5	-
$3.01 - $4.00	4,803,333	$3.59	4.5	-
	16,184,866	$1.90	6.2	$2,141,757

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

	Three Months Ended March 31,
	2013	2012

Annual dividend	-	-
Expected life (in years)	3.0 - 6.0	4.0
Risk free interest rate	0.51% - 1.01%	0.65%
Expected volatility	65.1% - 75.2%	70.61%

The 1,397,579 options granted in the first three months of 2013 had a weighted average grant date fair value of $0.69.

RSUs. We have granted restricted stock units (RSUs) to certain employees and directors that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to certain restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant. A summary of our restricted stock unit activity for the three months ended March 31, 2013 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2013	371,491	$2.10
Granted	30,702	$1.14
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at March 31, 2013	402,193	$2.03

Exercisable at March 31, 2013	311,637	$2.04

Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction. A summary of warrant activity for the three months ended March 31, 2013 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	19,840,176	$2.08	3.5	$854,649
Granted	1,565,607	$1.11	5.3	$-
Exercised	(258,000)	$1.25	-	$-
Forfeited	-	$-	-	$-
Outstanding at March 31, 2013	21,147,783	$2.00	3.3	$1,096,355

Exercisable at March 31, 2013	21,147,783	$2.00	3.3	$1,096,355

The 1,565,607 stock purchase warrants granted in the three months ended March 31, 2013 had a weighted average grant date fair value of $0.73.

Common Stock

In February 2012, the Company completed a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000; net proceeds were approximately $4,877,000. The warrants are classified within equity.

In March 2012, pursuant to the terms of a 2010 consulting agreement, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services.  The warrant was exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part.  We also agreed to register the shares underlying the warrant with the SEC for resale.  The warrants are classified within equity.

In August 2012, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a price of $0.40 per share. The Company received aggregate gross proceeds of $2,760,000; net proceeds were approximately $2,441,000. In connection with the offering, the Company issued stock purchase warrants to the underwriters for the purchase of up to 300,000 shares of its common stock; the warrants have an exercise price of $0.50 per share and are exercisable for five years. The warrants are classified within equity.

In September 2012, the Company completed a registered direct placement of 7,000,000 shares of common stock at a price of $1.00 per share. The Company received aggregate gross proceeds of $7,000,000; net proceeds were approximately $6,368,000. In connection with the offering, the Company issued stock purchase warrants to the placement agent for the purchase of up to 350,000 shares of its common stock; the warrants have an exercise price of $1.25 per share and are exercisable for five years. The warrants are classified within equity.

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

In January and February 2013, we issued 258,000 shares of common stock as a result of certain warrant holders exercising their stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $323,000 in net proceeds. In conjunction with the exercise we modified the warrants to reduce the exercise price to $1.25 and issued 258,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recorded an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants. Such expense is classified as warrant modification expense. The warrants are classified within equity.

In March 2013, we issued 350,650 shares of common stock and 1,297,607 stock purchase warrants to various parties in conjunction with our debt transaction (see Note 4).

Note 6. Commitments and Contingencies

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

Note 7. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately manufacture stem cell-based therapeutic product, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013, and as amended as well as in the section of this Quarterly Report entitled “Risk Factors”. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2013), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three month period ended March 31, 2013 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2013.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three month period ended March 31, 2013 to the comparable period of 2012.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and the development and commercialization of treatments using small molecule compounds. We are headquartered in Rockville, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license forty-six (46) U.S. or foreign issued patents and fifty-nine (59) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter of 2012 and first quarter of 2013, we have licensed the use of our intellectual property to third parties.

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

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities, to advance our technologies. In addition, we are pursuing strategic collaborations with members of academia and industry.

Clinical Trials

Clinical Programs

Below is a description of our four most advanced clinical programs, their intended indication, current stage of development and our expected future development plans.

Program	Indication	Development Status	Future Development Plan
NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Completed Phase I clinical trials. FDA approval to commence Phase II received in April of 2013.	Anticipated to commence the Phase II clinical trials during first half of 2013

NSI – 566	Chronic Spinal Cord Injury	Investigational New Drug Application submitted. FDA approval announced 1/14/13.	Phase I Trial expected to commence during the second half of 2013.

NSI – 566	Motor deficits due to ischemic stroke	Approval to commence combined Phase I/II clinical trials in China.	Anticipated to commence trials during the first half of 2013.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib currently underway, with two cohorts having commenced treatment to date. FDA has approved the dosing of third and final cohorts.	Actively looking to partner development after Phase Ib trial. Final data expected September 2013.

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

During the first nine months of 2012, we were primarily engaged in conducting the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. The collection of data for the final trial report ended six months after the last surgery, which was in late February 2013. During the Phase I trial, we treated fifteen patients with eighteen (18) surgeries; of which twelve (12) were transplantation in the lumbar (lower back) region, three (3) in the cervical (upper back) region and three (3) in both the lumbar and cervical regions under our amended protocol. Although initial data from the trial appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful. In April of 2013 we received approval from the FDA to commence our Phase II clinical trial. We anticipate commencing the Phase II clinical trial, for our proposed treatment of ALS, during the second quarter of 2013.

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

During the first quarter of 2013, we received approval from the FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. We anticipate the trial will commence during the second half of 2013 at at least 4 different trial sites.

Motor Deficits Due to Ischemic Stroke

Ischemic strokes, the most common type of stroke, occur as a result of an obstruction within a blood vessel supplying blood to the brain. Post-stroke motor deficits include paralysis in arms and legs and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from Ischemic Stroke by both creating new circuitry in the area of injury and through repairing and or nurturing diseased cells to improve function in patients.

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial will be conducted by our wholly owned subsidiary, Neuralstem China, and will utilize our spinal cord stem cells. The trial will be conducted at BaYi Brain Hospital in Veijing, China. The trial approval includes a combined phase I/II/III design and will test direct injections into the brain of NSI-566, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial is expected to begin in the second quarter of 2013 and is designed to enroll up to 118 patients.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion) of our small molecule drug compound, NSI-189, at California Clinical Trials, LLC, in Glendale, California. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. To date, we have dosed two of the three cohorts of patients in the Phase Ib portion of the trial. In April of 2013, the FDA approved us to dose our third and final cohorts of patients. We expect final data from the 1b trial to be available in September 2013. It is still too early in the trial to make any determination as to its level of success, if any.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license twenty-nine (29) U.S. and foreign issued patents and thirty-seven (37) U.S. and foreign patent applications related to our stem cell technologies.

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

Our small molecule compounds are covered by patents which exclusively license seventeen (17) U.S. and foreign issued patents and twenty-two (22) U.S. and foreign patent applications related to our small molecule compounds.

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

Employees

As of March 31, 2013, we had 16 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 12 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

For the three months ended March 31, 2013 and 2012, we generated no revenues from the sale of our proposed therapies based on our stem cell and small molecule technologies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We received $625,000 for our effort on this contract through its completion in the second quarter of 2012, and recognized revenue related to this contract of approximately $156,000 for the three month months ended March 31, 2012. This contract was completed in the second quarter of 2012.

In the February 2013, we licensed the use of certain of our intellectual property to third parties. In the three months ended March 31, 2013, we recognized revenue from these agreements and ongoing annual license fees from agreements entered into previously of approximately $103,000. We did not recognize any license fees revenues in the three months ended March 31, 2012.

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

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved clinical trials in China, including the proposed trial to treat motor deficits due to ischemic stroke. Through March 31 2013, we have expensed all costs in connection with establishing this new subsidiary and its operations.

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

Fair Value Measurements —The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments are estimated using level 3 unobservable inputs.

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three months ended March 31, 2013 and 2012 no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our products in 2013 or 2012. For the three months ended March 31, 2013, we recognized approximately $103,000 related to the licensing of certain intellectual properties to third parties. During the three months ended March 31, 2012, we recognized approximately $156,000 for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012.

Operating Expenses

Operating expenses totaled approximately $2,994,000 and $2,619,000 for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research and development costs	$1,748,347	$1,422,364	$325,983	23%
General and administrative expenses	1,195,840	1,162,156	33,684	3%
Depreciation and amortization	50,093	34,946	15,147	43%
Total operating expenses	$2,994,280	$2,619,466	$374,814	14%

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

Research and development expenses totaled approximately $1,748,000 and $1,422,000 for the three months ended March 31, 2013 and 2012, respectively.   The increase of approximately $326,000 or 23% was primarily attributable to a $125,000 increase in project and lab expenses related to ramping up of our clinical trial and research efforts coupled with a $61,000 increase in stock based compensation, a $47,000 increase in personnel related expenses due to the hiring of additional research and development personnel and a $32,000 increase in travel expenses in due to the ramping up of our clinical trial efforts.

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled approximately $1,196,000 and $1,162,000 for the three months ended March 31, 2013 and 2012, respectively.   The increase of approximately $34,000 or 3% was primarily due to a $140,000 increase in consulting services largely offset by decreases in personnel related expenses due to the resignation of our CFO in April 2012.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $50,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively.

Other income (expense)

Other income (expense) totaled approximately ($698,000) and $10,000 for the three months ended March 31, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $667,000 expense related to the modification of certain stock purchase warrants and $48,000 of interest expense primarily related to our long term debt entered into in March 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  During the first three months of 2013 the Company raised gross proceeds of $8 million from the issuance of its long term debt and warrants. Under the debt agreement we have the right to borrow an additional $2 million if we meet certain conditions.

Currently, our monthly cash burn for operations is approximately $890,000. We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through March 31, 2014. We cannot assure you that we will be able to secure additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%

Cash and cash equivalents	$12,659,240	$5,144,136	$7,515,104	146%

Net cash used in operating activities	$(2,512,728)	$(2,100,610)	$(412,118)	(20)%
Net cash used in investing activities	$(96,817)	$(28,768)	$(68,049)	(237)%
Net cash provided by financing activities	$7,825,012	$4,921,501	$2,903,511	59%

Total cash and cash equivalents was approximately $12,659,000 at March 31, 2013, compared to $5,144,000 at March 31, 2012.  The increase in our cash and cash equivalents of approximately $7,515,000 or 146% was primarily due to proceeds from our common stock offerings in the third quarter of 2012 and debt offering in March 2013 partially offset by cash used in operations.

Net Cash Used in Operating Activities

We used approximately $2,513,000 and $2,101,000 of cash in our operating activities for the three months ended March 31, 2013 and 2012, respectively.   The increase in our use of cash was approximately $412,000 or 20%. This increase is primarily due to an increase in expenses in 2013 related to the ramping up of our clinical trial and other research and development efforts.

Net Cash Used in Investing Activities

We used approximately $97,000 and $29,000 of cash in connection with investment activities for the three months ended March 31, 2013 and 2012, respectively.  The increase in our use of cash of approximately $68,000 or 237% was primarily due to an increase in patent filing fee activities in 2013.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $7,825,000 and $4,922,000 in the three months ended March 31, 2013 and 2012, respectively. The increase of $2,904,000 or 59% was primarily the result of raising approximately $7,551,000, net from our debt offering in 2013 compared to raising $4,922,000, net from our equity offering in the three months ended March 31, 2012.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, 2008, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the 418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Marman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court has stayed all other matters pending resolution of the question of standing and discovery on that issue is ongoing. It is not known when, nor on what basis, this matter will be concluded.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through March 31, 2013, we have recorded accumulated losses totaling approximately $112,184,000.   On March 31, 2013, we had a working capital surplus of approximately $10,889,000 and stockholders’ equity of approximately $5,694,000.  Our net losses for the two most recent fiscal years have been approximately $10,122,000 and $12,519,000 for 2012 and 2011, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We recognized $625,000 of revenue related to this contract which was completed in the second quarter of 2012. We have recognized revenue of approximately $103,000 in the three months ended March 31, 2013 related to the licensing of certain of our intellectual property to third parties. We recognized licensing revenue of approximately $173,000 in 2012. We had no revenue from the sales of our products during the three months ended March 31, 2013 or the years 2012 and 2011. For the three months ended March 31, 2013 we had a net loss of approximately $3,590,000.

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

Since our inception, we have funded our operations through the sale of our securities, the issuance of long term debt, the exercise of investor warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2013, we had cash and cash equivalents on hand of approximately $12,659,000. Currently our monthly cash burn from operations is approximately $890,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through March 31, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements.  Our inability to accomplish either licensing or additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $173,000 for the twelve months ended December 31, 2012 and $103,000 in the first three months of 2013 related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any additional revenue.

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

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products. We anticipate commencing our first Phase II clinical trial, related to NSI-566, during the second quarter of 2013. Additionally, we anticipate commencing Phase I clinical trials of NSI-566 related to chronic spinal cord injury and motor deficit due to ischemic stroke during the second quarter of 2013. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $2,200,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. We currently have limited research coverage by securities and industry analysts. In the event an analyst downgrades our securities, the price of our securities would likely decline. If analysts cease to cover us or fails to publish regular reports on us, interest in our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2013 we have issued and outstanding 68,797,964 shares of common stock and we have 39,871,975 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2013, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 41,330,061 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

Although our common stock is listed on the NYSE MKT, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the criteria for maintaining our listing on the NYSE MKT, our securities could be subject to delisting. To qualify for continued listing on the NYSE MKT, we must continue to meet specific criteria including conditions with respect to our shareholders equity as well as minimum stock price. There can be no assurance that we will continue to meet these criteria. If we fail to meet the listing requirements and the NYSE MKT makes the determination that our common stock is no longer eligible for listing and is delisted, trading in our common stock may be conducted on the over-the-counter bulletin board or on the OTC Markets or the “Pinksheets”. In such event, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Moreover, such markets have historically been less liquid than the NYSE MKT. Accordingly, an investor would find it more difficult to dispose of his shares or to obtain accurate quotations for their price which could result in a negative impact on the price of our common shares.

Risks Related to Government Regulation and Approval of our Product Candidates

Our products may not receive regulatory approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacturing and marketing of pharmaceutical and biological products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and vary substantially based upon the type, complexity and novelty of the proposed product.  We are currently undertaking clinical trials for our lead products candidates NSI-566 and NSI-189.  We cannot assure you that we will successfully complete any clinical trials in connection with such INDs.  Further, we cannot predict when we might first submit any product license application (BLA or NDA) for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

In addition, in the course of its review of a BLA or NDA or other regulatory application, the FDA or other regulatory authorities may conduct audits of the practices and procedures of a company and its suppliers and contractors concerning manufacturing, clinical study conduct, non-clinical studies and several other areas. If the FDA and/or other regulatory authorities conducts an audit relating to a BLA, NDA or other regulatory application and finds a significant deficiency in any of these or other areas, the FDA or other regulatory authorities could delay or not approve such BLA, NDA or other regulatory application. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our products or product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

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

The regulatory review and approval process of governmental authorities, which includes the need to conduct nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval requires the submission of an NDA to the FDA. The approval application must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes significant time to complete and approval is never guaranteed. If a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to commencing marketing of our products in those markets. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our product candidates, once obtained, may be withdrawn.

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

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2013.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In January of 2013, we received a proposal from certain warrant holders. Pursuant to the proposal, the Holders agreed to exercise certain warrants for cash in exchange for the Company: (i) reducing the current exercise price of their outstanding warrants from $3.17 to $1.25 (for 200,000 warrants) and from $2.14 to $1.25 (for 58,000 warrants), and (ii) issuing such Holders a replacement warrant, equal to the number of warrants exercised pursuant to the their proposal. Pursuant to the proposal, we issued an aggregate of 258,000 replacement warrants. The terms of the replacement warrants are to be substantially similar to the holders’ original warrants and have an exercise price of $1.25 and a term of approximately 6 years.

•	In March 2013, we issued Matching Capital Partners, LLC a common stock purchase warrant to purchase 10,000 shares of our common stock as compensation for business advisory services in connection with our wholly-owned subsidiary in the People’s Republic of China. The warrant has a term of 5 years and will expire on March 19, 2018, an exercise price of $1.4375 and provides for the adjustment of the purchase price and number of shares upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

In connection with the Loan Agreement, we issued to Hercules Technology III, L.P. a five-year warrant to purchase 648,809 shares of our common stock at an exercise price of $1.0789 per share. The number of shares underlying the warrant and the exercise price are subject to adjustment upon the occurrence of a non-public offering occurring between December 22, 2012 and March 22, 2014, a merger event, reclassification of shares, subdivision or combination of shares, or dividends as described in the Warrant.

In connection with the loan origination, we paid Tripoint Global Equity, LLC, as advisor: (i) a cash in the amount of $290,000, including the reimbursement of legal fees, (ii) 259,740 common shares, and (iii) an advisor warrant, to purchase 648,798 common shares, having the same terms and conditions as the lender warrant except that there are no adjustments upon subsequent financing and the addition of cashless exercise after 6 months from the date of issuance if underlying shares are not subject to an effective registration statement.

Additionally, we also issued Aegis Capital Corp. 90,910 shares of our common stock as consideration for the waiver of any potential preferential rights contained in the underwriting agreement between the Company and Aegis Capital Corp. dated August 14, 2012.

On May 1, 2013, we received and accepted a proposal from one of our Series C warrant holders. Pursuant to the proposal, the holder agreed to exercise his Series C warrant to purchase 440,000 shares of our common stock, for cash, in exchange for us agreeing to: (i) reducing the exercise price of the warrant from $2.13 to $1.07, and (ii) issuing holder a replacement warrant to purchase 440,000 shares of common shares. The terms of the replacement warrant are substantially similar to the holder’s original warrant, other than having an exercise price of $1.25 and an expiration date of May 1, 2016.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

During the period from March 31, 2013 to the filing of this Quarterly Report, we have had several sales of unregistered securities. See the section of this Quarterly Report entitled “Recent Sale of Unregistered Securities” for a further description of the transaction.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 10, 2013	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Replacement Warrant Issued March of 2010 and May of 2013		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March of 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Replacement Warrant issued Jan and Feb of 2013	S-3	4.07	333-169847	10/8/10

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

