Form 10-Q
period 2013-06-30
Neuralstem, Inc.
filed 2013-08-08
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 71,648,968 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,166,077	$7,443,773
Billed and unbilled receivables	56,755	3,333
Deferred financing fees, current portion	591,847	-
Prepaid expenses	156,592	205,651
Total current assets	11,971,271	7,652,757

Property and equipment, net	189,817	230,397
Patent filing fees, net	984,946	807,357
Deferred financing fees, net of current portion	592,500	-
Other assets	59,568	59,568
Total assets	$13,798,102	$8,750,079

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$812,841	$1,199,662
Accrued bonus expense	313,088	465,865
Current portion of long term debt, net of discount	1,235,636	-
Derivative instruments	633,997	-
Other current liabilities	10,633	90,776
Total current liabilities	3,006,195	1,756,303

Long term debt, net of discount and current portion	6,363,676	-
Other long term liabilities	55,590	21,143
Total liabilities	9,425,461	1,777,446

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 70,606,448 and 68,189,314 shares outstanding in 2013 and 2012, respectively	706,064	681,893
Additional paid-in capital	122,142,469	114,884,915
Accumulated deficit	(118,435,892)	(108,594,175)
Total stockholders' equity	4,412,641	6,972,633
Total liabilities and stockholders' equity	$13,798,102	$8,750,079

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$2,500	$78,125	$105,000	$234,375

Operating expenses:
Research and development costs	1,906,387	1,598,696	3,654,734	3,021,060
General and administrative expenses	1,281,210	821,384	2,477,050	1,983,540
Depreciation and amortization	50,505	41,300	100,598	76,246
Total operating expenses	3,238,102	2,461,380	6,232,382	5,080,846
Operating loss	(3,235,602)	(2,383,255)	(6,127,382)	(4,846,471)

Other income (expense):
Interest income	16,635	7,475	26,560	16,190
Interest expense	(439,271)	(601)	(487,528)	(1,454)
Warrant modification expense	(2,405,206)	-	(3,071,942)	-
Loss from change in fair value of derivative instruments	(188,317)	-	(181,799)	-
Litigation Settlement	131	-	374	2,573
Total other income (expense)	(3,016,028)	6,874	(3,714,335)	17,309

Net loss	$(6,251,630)	$(2,376,381)	$(9,841,717)	$(4,829,162)

Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.14)	$(0.09)

Weighted average common shares outstanding - basic and diluted	69,864,599	54,086,405	69,591,602	52,759,811

See accompanying notes to unaudited condensed financial statements.

Neuralstem, Inc.

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,841,717)	$(4,829,162)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100,598	76,246
Share based compensation expense	1,073,287	700,992
Amortization of deferred financing fees and debt discount	239,122	-
Warrant modification expense	3,071,942	-
Loss from change in fair value of derivative instruments	181,799	-

Changes in operating assets and liabilities:
Billed and unbilled receivables	(53,422)	177,445
Prepaid expenses	4,377	135,367
Other assets	-	16,331
Accounts payable and accrued expenses	(430,255)	(694,529)
Accrued bonus expense	(213,827)	(121,978)
Other current liabilities	1,219	-
Other long term liabilities	(5,420)	-
Net cash used in operating activities	(5,872,297)	(4,539,288)

Cash flows from investing activities:
Patent filing fees	(232,215)	(120,082)
Purchase of property and equipment	(5,392)	(29,610)
Net cash used in investing activities	(237,607)	(149,692)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	2,397,241	-
Proceeds from sale of common stock and warrants, net of issuance costs	-	4,876,501
Proceeds from long term debt, net of issuance costs	7,551,329	-
Payments on notes payable	(81,362)	-
Prepayment of equity financing fees	(35,000)	-
Net cash provided by financing activities	9,832,208	4,876,501

Net increase in cash and cash equivalents	3,722,304	187,521

Cash and cash equivalents, beginning of period	7,443,773	2,352,013

Cash and cash equivalents, end of period	$11,166,077	$2,539,534

Supplemental disclosure of cash flows information:
Cash paid for interest	$175,071	$1,454

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for vendor services	$-	$180,000
Issuance of warrants for vendor services	$143,478	$-
Issuance of common stock for executive bonuses	$-	$141,119
Issuance of common stock for fees related to debt issuance	$396,234	$-
Issuance of warrants for fees related to debt issuance	$452,187	$-

See accompanying notes to unaudited condensed financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our investment in, and the operations of, a recently established wholly-owned and controlled subsidiary located in China were not material in any period presented. Through June 30, 2013, we have expensed all costs in connection with establishing this new subsidiary and its operations.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through June 30, 2014, although certain activities and related personnel may need to be reduced. Any reference herein to “common stock” or “shares” refers to our $0.01 par value common stock.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) that FDA approval will ever be granted for our product candidates, or (iii) that if FDA approval is granted, that we will ever be able to sell our products or be profitable.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed financial statements include significant estimates for the value and expected economic life of our licensed technology, our net operating loss for tax purposes, the fair value of our derivative instruments and our share-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with pre-clinical development of treatments for central nervous system diseases, and with our clinical trials for both pharmaceutical and stem cell based treatments.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six-month periods ended June 30, 2013 and 2012. A total of approximately 35.0 million and 31.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended June 30, 2013 and 2012, respectively, as their inclusion would be anti-dilutive. A total of approximately 35.0 million and 28.0 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the six-month periods ended June 30, 2013 and 2012, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three- and six-month periods ended June 30, 2013 and 2012, no impairment losses were recognized.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands).

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

The Company has stock purchase warrants issued in conjunction with its March 2013 debt offering (see Note 5) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These inputs include expected term, expected dividends and expected volatility.

The following table identifies the carrying amounts of such assets and liabilities:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$633,997	$633,997
	$-	$-	$633,997	$633,997

The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2013:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$-
Issuance	452,198
Change in fair value	181,799
Balance at June 30, 2013	$633,997

The losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed statements of operations. The fair value of the stock purchase warrants is determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including property and equipment and patent filing fees, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the six-months ended June 30, 2013 or 2012.

Note 4.   Debt

In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. Our weighted average interest on outstanding borrowings was 11% for the six months ended June 30, 2013. The loan calls for interest only payments through December 2013 at which time principal and interest payments begin through maturity. The interest only period and maturity can both be extended by three months if the additional borrowing capacity is drawn on. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.

In conjunction with the loan agreement, the Company issued to the lender a five-year common stock purchase warrant to purchase 648,809 shares at an exercise price of $1.0789 per share. This warrant contains non-standard anti-dilution protection and, consequently, is being accounted for as a derivative instrument and is recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in recording a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method.

The Company also incurred expenses with various third parties in connection with the debt issuance, consisting of approximately $449,000 in cash, 350,650 shares of common stock valued at approximately $396,000, and a five-year common stock purchase warrant to purchase 648,798 shares at an exercise price of $1.07892 per share. The warrant is classified as equity. Fees related to the debt offering are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years from the grant date.  The awards vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock on the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.   As of June 30, 2013, we have approximately 32,000 shares of common stock reserved for issuance of such awards under our equity compensation plans.

Share-based compensation expense included in the condensed statements of operations for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012

Research and development costs	$241,785	$123,159
General and administrative expenses	354,791	207,554
Total	$596,576	$330,713

	Six Months Ended June 30,
	2013	2012

Research and development costs	$448,265	$268,822
General and administrative expenses	625,022	432,170
Total	$1,073,287	$700,992

Included in general and administrative expenses for each of the six months ended June 30, 2013 and 2012 is approximately $11,000 and $120,000, respectively related to consulting expenses where we paid consultants in shares of common stock. Additionally, included in expenses for the six months ended June 30, 2012, is approximately $121,000 related to research and development expenses that we paid for with shares of common stock.

Stock Options. A summary of stock option activity during the six months ended June 30, 2013 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	14,787,287	$1.98	6.1	$1,926,000
Granted	1,502,579	$1.12
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2013	16,289,866	$1.90	5.9	$5,460,844

Exercisable at June 30, 2013	11,577,210	$2.25	4.6	$3,225,952

Vested and expected to vest	16,289,866	$1.90	5.9	$5,460,844

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	5,400,000	$0.73	6.0	$4,086,000
$1.01 - $2.00	4,182,999	$1.19	8.1	$1,374,844
$2.01 - $3.00	1,903,534	$2.47	5.3	$-
$3.01 - $4.00	4,803,333	$3.59	4.2	$-
	16,289,866	$1.90	5.9	$5,460,844

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Six Months Ended June 30,
	2013	2012

Annual dividend	-	-
Expected life (in years)	3.0 - 6.0	2.0 - 4.0
Risk free interest rate	0.51% - 1.01%	0.30% - 0.65%
Expected volatility	65.1% - 75.2%	55.5% - 70.6%

The 1,502,579 options granted in the first six months of 2013 had a weighted average grant date fair value of $0.69.

Restricted Stock Units. We have granted restricted stock units (RSUs) to certain employees and directors that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to certain restrictions regarding the exercise of the RSUs.  The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the six months ended June 30, 2013 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	371,491	$2.10
Granted	30,702	$1.14
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at June 30, 2013	402,193	$2.03

Exercisable at June 30, 2013	337,611	$2.05

Common Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction.

A summary of warrant activity for the six months ended June 30, 2013 follows:

	Number of Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	19,840,176	$2.08	3.5	$854,649
Granted	3,224,091	$1.19	5.3
Exercised	(2,066,484)	$1.22
Forfeited	(2,350,766)	$3.35
Outstanding at June 30, 2013	18,647,017	$1.79	3.6	$4,639,621

Exercisable at June 30, 2013	18,647,017	$1.79	3.6	$4,639,621

The 3,224,091 common stock purchase warrants granted in the six months ended June 30, 2013 had a weighted average grant date fair value of $0.81.

Common Stock

In February 2012, the Company completed a registered direct placement of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 common stock purchase warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000; net proceeds were approximately $4,877,000. The warrants are classified within equity.

In March 2012, pursuant to the terms of a 2010 consulting agreement, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services.  The warrant was exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part.  We also agreed to register the shares underlying the warrant with the SEC for resale.  The warrant is classified within equity.

In August 2012, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a price of $0.40 per share. The Company received aggregate gross proceeds of $2,760,000; net proceeds were approximately $2,441,000. In connection with the offering, the Company issued a common stock purchase warrant to the underwriters for the purchase of up to 300,000 shares of its common stock; the warrant has an exercise price of $0.50 per share and is exercisable for five years. The warrant is classified within equity.

In September 2012, the Company completed a registered direct placement of 7,000,000 shares of common stock at a price of $1.00 per share. The Company received aggregate gross proceeds of $7,000,000; net proceeds were approximately $6,368,000. In connection with the offering, the Company issued a common stock purchase warrant to the placement agent for the purchase of up to 350,000 shares of its common stock; the warrant has an exercise price of $1.25 per share and is exercisable for five years. The warrant is classified within equity.

In October of 2012, we entered into a consulting agreement related to the marketing of NS-189, our small molecule compound to other pharmaceutical and drug development companies. As partial consideration for the services to be rendered, we issued an aggregate of 25,000 shares of our common stock which vests over the initial five month term of the agreement.

In December 2012, we issued 200,000 shares of common stock as a result of a warrant holder exercising their common stock purchase warrants. The stock was issued at $1.02 and generated approximately $204,000 in net proceeds.

In January and February 2013, we issued 258,000 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $323,000 in net proceeds. In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 258,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants. Such expense is classified as warrant modification expense. The warrants are classified within equity.

In March 2013, we issued 350,650 shares of common stock and 1,297,607 common stock purchase warrants to various parties in conjunction with our debt transaction (see Note 4).

In May 2013, we issued 440,000 shares of common stock as a result of a certain warrant holder exercising their common stock purchase warrants. The stock was issued at $1.07 per share and generated approximately $433,000 in net proceeds. In conjunction with the exercise we modified the warrants to reduce the exercise price to $1.07 and issued 440,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in May 2016. We recognized expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May 2013, we issued 689,675 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $844,000 in net proceeds. In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 689,675 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 378,809 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $474,000 in net proceeds. In conjunction with the exercise issued 378,809 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 300,000 shares of our common stock to a warrant holder as a result of their exercising their common stock purchase warrants. The stock was issued at $1.02 and generated approximately $306,000 in net proceeds.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws.  On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit.  In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing.  The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending.  On April 6, 2012, the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice.  The Court also denied StemCells' Motion for Summary Judgment with prejudice.    The Court has stayed all other matters pending resolution of the question of standing and discovery on that issue is ongoing.   It is not known when, nor on what basis, this matter will be concluded.

In connection with the January 2011 settlement of our litigation with ReNeuron, Ltd. we are entitled to, among other things, future milestone and royalty payments based on ReNeuron’s development of certain products.  We assert that one of the milestones has been achieved as of June 30, 2013 and consequently we are due a milestone payment of $250,000.  We are currently negotiating with ReNeuron as they contend that the milestone has not been met.  To date, we have not recognized any revenue for this milestone.

Note 7. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, and as may be amended from time to time, as well as in the section of this Quarterly Report entitled “Risk Factors”. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2013), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financial statements and results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2013.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and six-month periods ended June 30, 2013 to the comparable period of 2012.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on (i) human neuronal stem cells and (ii) small molecule compounds. We are headquartered in Rockville, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license forty-eight (48) U.S. or foreign issued patents and fifty-eight (58) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter of 2012 and first quarter of 2013, we have licensed the use of our intellectual property to third parties.

We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Program	Indication	Development Status	Future Development Plan
NSI – 566	Amyotrophic Lateral Sclerosis (ALS)	Completed Phase I clinical trials. FDA approval to commence Phase II received in April of 2013.	Anticipated to commence the Phase II clinical trials during August or September of 2013

NSI – 566	Chronic Spinal Cord Injury	Investigational New Drug Application submitted. FDA approval announced 1/14/13.	Phase I Trial expected to commence during the second half of 2013.

NSI – 566	Motor deficits due to ischemic stroke	Approval to commence combined Phase I/II clinical trials in China.	Anticipated to commence trials during the third quarter of 2013.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib currently underway, with two cohorts having commenced treatment to date. FDA has approved the dosing of third and final cohorts.	Actively looking to partner development after Phase Ib trial. Final data expected during the third quarter of 2013.

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

During the first nine months of 2012, we were primarily engaged in conducting the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. The collection of data for the final trial report ended six months after the last surgery, which was in late February 2013. During the Phase I trial, we treated fifteen patients with eighteen (18) surgeries; of which twelve (12) were transplantation in the lumbar (lower back) region, three (3) in the cervical (upper back) region and three (3) in both the lumbar and cervical regions under our amended protocol. Although initial data from the trial appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful. In April of 2013 we received approval from the FDA to commence our Phase II clinical trial. We anticipate commencing the Phase II clinical trial, for our proposed treatment of ALS, during the third quarter of 2013.

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

During the first quarter of 2013, we received approval from the FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. We anticipate the trial will commence during the second half of 2013.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial will be conducted by our wholly owned subsidiary, Neuralstem China, and will utilize our spinal cord stem cells. The trial will be conducted at BaYi Brain Hospital in Veijing, China. The trial approval includes a combined phase I/II/III design and will test direct injections into the brain of NSI-566, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial is expected to begin in the third quarter of 2013 and is designed to enroll up to 118 patients.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion) of our small molecule drug compound, NSI-189, at California Clinical Trials, LLC, in Glendale, California. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. To date, we have completed dosing two of the three cohorts of patients in the Phase Ib portion of the trial and are near completion of the third cohort. We expect final data from the 1b trial to be available in the third quarter of 2013. It is still too early in the trial to make any determination as to its level of success, if any.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-one (31) U.S. and foreign issued patents and thirty-six (36) U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” in animal models for important spinal cord cell applications: ALS and Traumatic spinal cord injury. Of these applications, we have completed our first Phase I trial with regard to ALS and anticipate commencing initial Phase II trials in the third quarter of 2013. We have also received approval from the United States Food and Drug Administration or FDA to commence a Phase I trial in Chronic Spinal Cord Injury (patients one to two years out from their injury) in complete (no sensory of motor function from the site of the injury down) thoracic patients. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics. We expect this trial to start in the third quarter of 2013 also.

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

Our small molecule compounds are covered by seventeen (17) exclusively owned U.S. and foreign issued patents and twenty-two (22) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Employees

As of June 30, 2013, we had 16 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 12 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4841. Our website is located at www.neuralstem.com.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and public conference calls and webcasts, we also intend to use the following social media channels as a means of disclosing information about the company, its services and other matters and for complying with our disclosure obligations under Regulation FD:

•	Neuralstem’s Twitter Account (https://twitter.com/Neuralstem_Inc)

•	Neuralstem’s Facebook Page (https://www.facebook.com/Neuralstem)
•	Neuralstem’s Company Blog (http://neuralstem.com/neuralstem-ceo-blog)
•	Neuralstem’s Google+ Page (https://plus.google.com/u/0/b/104875574397171789280/104875574397171789280/posts)
•	Neuralstem’s LinkedIn Company Page (http://www.linkedin.com/company/neuralstem-inc-)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time.

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

NEURALSTEM, INC

9700 Great Seneca Highway,

Rockville, Maryland 20850

Attn: Chief Financial Officer

Tel: (301) 366-4841

Trends & Outlook

Revenue

For the six months ended June 30, 2013 and 2012, we generated no revenues from the sale of our proposed therapies based on our stem cell and small molecule technologies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We received $625,000 for our effort on this contract through its completion in the second quarter of 2012, and recognized revenue related to this contract of approximately $234,000 for the six months ended June 30, 2012. This contract was completed in the second quarter of 2012.

In the February 2013, we licensed the use of certain of our intellectual property surrounding a surgical device and delivery method to third parties. In the six months ended June 30, 2013, we recognized revenue from these agreements and ongoing annual license fees from agreements entered into previously of approximately $105,000. We did not recognize any license fees revenues in the six months ended June 30, 2012.

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

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved clinical trials in China, including the proposed trial to treat motor deficits due to ischemic stroke. Through June 30 2013, we have expensed all costs in connection with establishing this new subsidiary and its operations.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with U.S. GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed financial statements:

Use of Estimates— Our condensed financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the value and expected economic life of our licensed technology, our net operating loss for tax purposes, the fair value of our derivative instruments and our share-based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

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

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three- and six-month periods ended June 30, 2013 and 2012, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our products in 2013 or 2012. For the three months ended June 30, 2013, we recognized approximately $3,000 related to the licensing of certain intellectual property surrounding a surgical device and delivery method to third parties. During the three months ended June 30, 2012, we recognized approximately $78,000 for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012.

Operating Expenses

Operating expenses totaled approximately $3,238,000 and $2,461,000 for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research & development costs	$1,906,387	$1,598,696	$307,691	19%
General & administrative expenses	1,281,210	821,384	459,826	56%
Depreciation and amortization	50,505	41,300	9,205	22%
Total operating expenses	$3,238,102	$2,461,380	$776,722	32%

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

Research and development expenses totaled approximately $1,906,000 and $1,599,000 for the three months ended June 30, 2013 and 2012, respectively.  The increase of approximately $308,000 or 19% was primarily attributable to a $119,000 increase in share-based compensation, a $98,000 increase in personnel related expenses primarily due to the hiring of additional research and development personnel and an $88,000 increase in travel expenses related to ramping up of our clinical trial efforts

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled approximately $1,281,000 and $821,000 for the three months ended June 30, 2013 and 2012, respectively.   The increase of approximately $460,000 or 56% was primarily attributable to a $168,000 increase in professional services, a $147,000 increase in share-based compensation and a $58,000 increase in charitable donations in 2013.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $51,000 and $41,000 for the three months ended June 30, 2013 and 2012, respectively.

Other income (expense)

Other income (expense) totaled approximately ($3,016,000) and $7,000 for the three months ended June 30, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $2,405,000 expense related to the modification of certain stock purchase warrants, a $439,000 expense for interest related to the Company’s March 2013 long term debt and a $188,000 expense related to the change in fair value of the Company’s warrant liabilities.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our products in 2013 or 2012. For the six months ended June 30, 2013, we recognized approximately $105,000 related to the licensing of certain intellectual property surrounding a surgical device and delivery method to third parties. During the six months ended June 30, 2012, we recognized approximately $234,000 for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012.

Operating Expenses

Operating expenses totaled approximately $6,232,000 and $5,081,000 for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research & development costs	$3,654,734	$3,021,060	$633,674	21%
General & administrative expenses	2,477,050	1,983,540	493,510	25%
Depreciation and amortization	100,598	76,246	24,352	32%
Total operating expenses	$6,232,382	$5,080,846	$1,151,536	23%

Research and Development Expenses

Research and development expenses totaled approximately $3,655,000 and $3,021,000 for the six months ended June 30, 2013 and 2012, respectively.   The increase of approximately $634,000 or 21% was primarily attributable to a $179,000 increase in share-based compensation, a $146,000 increase in personnel related expenses due to the hiring of additional research and development personnel, a $123,000 increase in project and lab expenses related to ramping up of our clinical trial and research efforts and a $121,000 increase in travel expenses in due to the ramping up of our clinical trial efforts.

General and Administrative Expenses

General and administrative expenses totaled approximately $2,477,000 and $1,984,000 for the six months ended June 30, 2013 and 2012, respectively.   The increase of approximately $494,000 or 25% was primarily attributable to a $247,000 increase in professional services, a $160,000 increase in consulting services along with a $56,000 increase in charitable donations in 2013, partially offset by decreases in personnel related expenses due to the resignation of our CFO in April 2012.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $101,000 and $76,000 for the six months ended June 30, 2013 and 2012, respectively. The increase is primarily due to increases in amortization of patent related intangible assets.

Other income (expense)

Other income (expense) totaled approximately ($3,714,000) and $17,000 for the six months ended June 30, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $3,072,000 expense related to the modification of certain stock purchase warrants, a $488,000 expense for interest related to the Company’s March 2013 long term debt and a $182,000 expense related to the change in fair value of the Company’s warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  During the first six months of 2013 the Company raised gross proceeds of $8 million from the issuance of its long term debt and warrants and approximately $2,397,000 from exercises of investor warrants. Under the debt agreement we have the right to borrow an additional $2 million if we meet certain conditions.

Currently, our monthly cash requirement for operations is approximately $960,000. We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through June 30, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%

Cash and cash equivalents	$11,166,077	$2,539,534	$8,626,543	340%

Net cash used in operating activities	$(5,872,297)	$(4,539,288)	$(1,333,009)	(29)%
Net cash used in investing activities	$(237,607)	$(149,692)	$(87,915)	(59)%
Net cash provided by financing activities	$9,832,208	$4,876,501	$4,955,707	102%

Total cash and cash equivalents was approximately $11,166,000 at June 30, 2013, compared with approximately $2,540,000 at June 30, 2012.  The increase in our cash and cash equivalents of approximately $8,627,000 or 340%, was primarily due to proceeds of from our common stock offering in the third quarter of 2012, our March 2013 debt offering and proceeds from exercises of stock purchase warrants in 2013, partially offset by cash used in operations.

Net Cash Used in Operating Activities

We used approximately $5,872,000 and $4,539,000 of cash in our operating activities for the six months ended June 30, 2013 and 2012, respectively.   The increase in our use of cash was approximately $1,333,000 or 29% was primarily due to an increase in expenses in 2013 related to the ramping up of our clinical trial and other research and development efforts.

Net Cash Used in Investing Activities

We used approximately $238,000 and $150,000 of cash in connection with investment activities for six months ended June 30, 2013 and 2012, respectively.  The increase in our use of cash of approximately $88,000 or 59% was primarily due to an increase in patent filing fee activities in 2013.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $9,832,000 and $4,877,000 in the six months ended June 30, 2013 and 2012, respectively. The increase of approximately $4,956,000 or 102% was primarily the result of raising approximately $7,551,000, net from our debt offering in 2013 coupled with approximately $2,397,000 from stock purchase warrant exercises, compared to raising approximately $4,877,000, net from our equity offering in the six months ended June 30, 2012.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws.  On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit.  In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing.  The Court further issued its Markman Order on August 12, 2011.  On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending.  On April 6, 2012, the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice.  The Court also denied StemCells' Motion for Summary Judgment with prejudice.    The Court has stayed all other matters pending resolution of the question of standing and discovery on that issue is ongoing.   It is not known when, nor on what basis, this matter will be concluded.

In connection with the January 2011 settlement of our litigation with ReNeuron, Ltd. we are entitled to, among other things, future milestone and royalty payments based on ReNeuron’s development of certain products.  We assert that one of the milestones has been achieved as of June 30, 2013 and consequently we are due a milestone payment of $250,000.  We are currently negotiating with ReNeuron as they contend that the milestone has not been met.  To date, we have not recognized any revenue for this milestone.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through June 30, 2013, we have recorded accumulated losses totaling approximately $118,436,000.   On June 30, 2013, we had a working capital surplus of approximately $9,005,000 and stockholders’ equity of approximately $4,413,000. Our net losses for the two most recent fiscal years have been approximately $10,122,000 and $12,519,000 for 2012 and 2011, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We recognized $625,000 of revenue related to this contract which was completed in the second quarter of 2012. We have recognized revenue of approximately $105,000 in the six months ended June 30, 2013 related to the licensing of certain of our intellectual property to third parties. We recognized licensing revenue of approximately $173,000 in the year ended December 31, 2012. We had no revenue from the sales of our products during the six months ended June 30, 2013 or the years 2012 and 2011. For the six months ended June 30, 2013 we had a net loss of approximately $9,842,000.

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

Since our inception, we have funded our operations through the sale of our securities, the issuance of long-term debt, the exercise of investor warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2013, we had cash and cash equivalents on hand of approximately $11,166,000. Currently our monthly cash burn from operations is approximately $960,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through June 30, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements.  Our inability to accomplish either licensing or additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. We will need to raise additional capital to pay our indebtedness as it comes due.

We have a substantial level of debt. As of June 30, 2013, we had approximately $8 million in aggregate principal amount of indebtedness outstanding. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt. If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates.

Our business is significantly dependent on our two product candidates currently at different phases of clinical trials.  Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected, would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to develop our technologies. Moreover, any adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

Our business relies on technologies that we may not be able to commercially develop.

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $173,000 for the twelve months ended December 31, 2012 and $105,000 in the first six months of 2013 related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue.

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

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products. We anticipate commencing our first Phase II clinical trial, related to NSI-566, during the third quarter of 2013. Additionally, we anticipate commencing Phase I clinical trials of NSI-566 related to chronic spinal cord injury and motor deficit due to ischemic stroke during the third quarter of 2013. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or our Phase I trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon the development efforts of any of our product candidates, we may not be able to generate revenues.

There are no assurances that we will be able to submit or obtain FDA approval in order to market and sell our products.

There can be no assurance that even  if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA, or that any BLA or NDA we submit will be approved in a timely manner, if at all.  If we are unable to submit a BLA or NDA with respect to any future product, or if such application is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would have a materially adverse effect on our business.

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

The use of stem cells for research and therapy has been the subject of debate regarding ethical, legal and social issues.  Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors.  Existing and potential U.S. government regulation of human tissue may lead researchers to leave the field of stem cell research. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in the face of competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the “‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents allegedly exclusively licensed to StemCells. Please refer to the section of this Quarterly Report entitled “Legal Proceedings” for a further discussion of the status of such litigation.

We may not be able to obtain necessary licenses to third-party patents and other rights.

A number of companies, universities and research institutions have filed patent applications or have received patents relating to technologies in our field. We cannot predict which, if any, of these applications will issue as patents or how many of these issued patents will be found valid and enforceable. There may also be existing issued patents on which we would infringe by the commercialization of our product candidates. If so, we may be prevented from commercializing these products unless the third party is willing to grant a license to us. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed. Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages, or potentially prevent us from continuing certain operations.

We may not be able to obtain third-party patient reimbursement or favorable product pricing.

Our ability to successfully commercialize our proposed products, if developed, in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

Our products may not be profitable due to manufacturing costs.

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of stem cell based products.  Accordingly, if developed, we may not be able to charge a high enough price for us to make a profit from the sale of our products.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1,900,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

Our competition has significantly greater experience and financial resources.

The biotechnology industry is characterized by intense competition. We will compete against numerous companies, many of which have substantially greater resources. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases which we target. Given our current stage of development and resources, it may be extremely difficult for us to compete against more developed companies.

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

We currently rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. In the event we are required to seek alternative third party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers at terms reasonable to us. Failure to secure such third party manufacturers or suppliers would materially impact our business.

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

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive such challenges. For example, in 2005 our neural stem cell technology was challenged in the United States Patent Trademark Office. Although we prevailed in this particular matter upon re-examination by the patent office, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc., which is further described in this Quarterly Report in the section entitled “Legal Proceedings.”

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC, and the Public Company Accounting Oversight Board or PCAOB, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, will materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Commencing on January 1, 2014, we will be considered an accelerated filer. Accordingly, we will be required to comply with Item 404(b) of Regulation S-K which requires our independent registered public accounting firm to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. We anticipate that we will be required to expend substantial capital in connection with such compliance.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2013 we have issued and outstanding 70,606,448 shares of common stock and we have 37,486,089 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2013, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 41,907,463 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase II and Phase III clinical trials, despite positive results from earlier-stage trials. The principal investigator of the Phase I safety trial of our human spinal cord stem cells (HSSC's) in amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), recently presented data on the patients in the study. The study was designed to assess the safety of intraspinal transplantation in ALS patients and was not intended to demonstrate efficacy. While no adverse events related to the surgical procedure or our neural stem cells were reported, the small sample size, limited time frame and preliminary nature of the study make it difficult to draw any conclusions from the results of the study. No assurance can be given that the surgical procedure or our neural stem cells will be deemed safe by the FDA or that efficacy in the treatment of ALS will be demonstrated in any future studies. Failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our neuronal stem cells, NSI-189 or other future products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the six months ended June 30, 2013.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In January of 2013, we received and accepted a proposal from certain warrant holders. Pursuant to the proposal, the holders agreed to exercise certain warrants for cash in exchange for the Company: (i) reducing the current exercise price of their outstanding warrants from $3.17 to $1.25 (for 200,000 warrants) and from $2.14 to $1.25 (for 58,000 warrants), and (ii) issuing such holders a replacement warrant, equal to the number of warrants exercised pursuant to the their proposal. Pursuant to the proposal, we issued an aggregate of 258,000 replacement warrants. The terms of the replacement warrants are to be substantially similar to the holders’ original warrants and have an exercise price of $1.25 and expire on March 31, 2020.

•	In March 2013, we issued a common stock purchase warrant to purchase 10,000 shares of our common stock as compensation for business advisory services in connection with our wholly-owned subsidiary in the People’s Republic of China. The warrant has a term of 5 years and will expire on March 19, 2018, an exercise price of $1.4375 and provides for the adjustment of the purchase price and number of shares upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

In connection with the Loan Agreement, we issued a five-year warrant to purchase 648,809 shares of our common stock at an exercise price of $1.0789 per share. The number of shares underlying the warrant and the exercise price are subject to adjustment upon the occurrence of a non-public offering occurring between December 22, 2012 and March 22, 2014, a merger event, reclassification of shares, subdivision or combination of shares, or dividends as described in the Warrant.

In connection with the loan origination, we paid an advisor: (i) cash in the amount of $290,000, including the reimbursement of legal fees, (ii) 259,740 common shares, and (iii) an advisor warrant, to purchase 648,798 common shares, having the same terms and conditions as the lender warrant except that there are no adjustments upon subsequent financing and the addition of cashless exercise after 6 months from the date of issuance if underlying shares are not subject to an effective registration statement.

Additionally, we also issued 90,910 shares of our common stock as consideration for the waiver of any potential preferential rights contained in the underwriting agreement between the Company and a previous advisor dated August 14, 2012.

•	Between May and July of 2013, we received and accepted proposals from certain warrant holders. Pursuant to the proposals, the holders agreed to exercise their warrants to purchase 1,911,680 shares of our common stock, for cash, in exchange for us agreeing to: (i) reduce the original exercise price of the outstanding warrants from $2.13 to $1.07 for 440,000 warrants, from $2.13 to $1.25 for 958,005 warrants and from $2.14 to $1.25 for 513,675 warrants, and (ii) issue such holders a replacement warrant, equal to the number of warrants exercised pursuant to their proposal. Pursuant to the proposal, we issued an aggregate of 1,911,680 replacement warrants. The terms of the replacement warrant are substantially similar to the holders’ original warrants, other than having an exercise price of $1.25 and expiration dates of May 1, 2016 for 440,000 warrants and March 31, 2020 for 1,471,680 warrants.

•	Between March and July of 2013, we received and accepted proposals from certain warrant holders. Pursuant to the proposals, the holders agreed to exercise their warrants for cash in exchange for us agreeing to issue such holders replacement warrants equal to the number of warrants exercised pursuant to the proposal. Pursuant to the proposal, we issued an aggregate of 539,324 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire on March 31, 2020.

•	In June of 2013, we issued one of our legal firms a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $1.52 per share in exchange for certain legal work. The warrant has a term of 5 years and will expire on June 1, 2018. The warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 8, 2013	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Replacement Warrant Issued March of 2010 and May, June and July of 2013		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012 Form of Replacement Warrant issued January, February and May of 2013	S-3	4.01	333-188859	5/24/13

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 to Legal Counsel	*

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

