Form 10-Q
period 2013-09-30
Neuralstem, Inc.
filed 2013-11-12
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013
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

As of October 31, 2013, there were 76,662,839 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1.          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,401,728	$7,443,773
Billed and unbilled receivables	7,500	3,333
Deferred financing fees, current portion	575,377	-
Prepaid expenses	343,973	205,651
Total current assets	17,328,578	7,652,757

Property and equipment, net	253,562	230,397
Patent filing fees, net	1,047,940	807,357
Deferred financing fees, net of current portion	470,769	-
Other assets	64,862	59,568
Total assets	$19,165,711	$8,750,079

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,212,578	$1,199,662
Accrued bonus expense	462,882	465,865
Current portion of long term debt, net of discount	1,986,154	-
Derivative instruments	1,311,880	-
Other current liabilities	174,345	90,776
Total current liabilities	5,147,839	1,756,303

Long term debt, net of discount and current portion	5,661,336	-
Other long term liabilities	89,650	21,143
Total liabilities	10,898,825	1,777,446

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 76,662,839 and 68,189,314 shares outstanding in 2013 and 2012, respectively	766,628	681,893
Additional paid-in capital	132,617,006	114,884,915
Accumulated other comprehensive income	6,101	-
Accumulated deficit	(125,122,849)	(108,594,175)
Total stockholders' equity	8,266,886	6,972,633
Total liabilities and stockholders' equity	$19,165,711	$8,750,079

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$2,500	$170,833	$107,500	$405,208

Operating expenses:
Research and development costs	1,847,403	1,385,478	5,502,137	4,406,538
General and administrative expenses	1,707,690	1,280,606	4,184,740	3,264,146
Depreciation and amortization	81,393	87,908	181,991	164,154
Total operating expenses	3,636,486	2,753,992	9,868,868	7,834,838
Operating loss	(3,633,986)	(2,583,159)	(9,761,368)	(7,429,630)

Other income (expense):
Interest income	18,776	5,411	45,336	21,601
Interest expense	(448,943)	(335)	(936,471)	(1,789)
Warrant modification expense	(1,945,214)	-	(5,017,156)	-
Loss from change in fair value of derivative instruments	(677,883)	-	(859,682)	-
Litigation settlement	293	692	667	3,265
Total other income (expense)	(3,052,971)	5,768	(6,767,306)	23,077

Net loss	$(6,686,957)	$(2,577,391)	$(16,528,674)	$(7,406,553)

Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.23)	$(0.14)

Weighted average common shares outstanding - basic and diluted	72,986,698	58,363,721	70,533,035	54,751,377

Comprehensive loss:
Net loss	$(6,686,957)	$(2,577,391)	$(16,528,674)	$(7,406,553)
Foreign currency translation adjustment	6,101	-	6,101	-
Comprehensive loss	$(6,680,856)	$(2,577,391)	$(16,522,573)	$(7,406,553)

See accompanying notes to unaudited condensed consolidated financial statements.

  Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(16,528,674)	$(7,406,553)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	181,991	164,154
Share based compensation expense	2,080,740	1,187,692
Amortization of deferred financing fees and debt discount	462,794	-
Warrant modification expense	5,017,156	-
Loss from change in fair value of derivative instruments	859,682	-

Changes in operating assets and liabilities:
Billed and unbilled receivables	(4,167)	233,542
Prepaid expenses	38,849	117,838
Other assets	(5,172)	15,861
Accounts payable and accrued expenses	(97,128)	(342,339)
Accrued bonus expense	(94,558)	37,812
Other current liabilities	(18,541)	8,807
Other long term liabilities	(8,651)	23,750
Net cash used in operating activities	(8,115,679)	(5,959,436)

Cash flows from investing activities:
Patent filing fees	(325,783)	(158,115)
Purchase of property and equipment	(118,938)	(30,203)
Net cash used in investing activities	(444,721)	(188,318)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	5,836,346	-
Proceeds from sale of common stock and warrants, net of issuance costs	4,241,640	13,685,408
Proceeds from long term debt, net of issuance costs	7,551,329	-
Payments on notes payable	(81,362)	(16,272)
Prepayment of equity financing fees	(35,000)	-
Net cash provided by financing activities	17,512,953	13,669,136
Effects of exchange rates on cash	5,402	-
Net increase in cash and cash equivalents	8,957,955	7,521,382

Cash and cash equivalents, beginning of period	7,443,773	2,352,013

Cash and cash equivalents, end of period	$16,401,728	$9,873,395

Supplemental disclosure of cash flows information:
Cash paid for interest	$399,960	$1,789

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for vendor services, net of returned shares for amended agreement	$-	$152,288
Issuance of warrants for vendor services	$658,326	$-
Issuance of common stock for executive bonuses	$-	$141,119
Issuance of common stock for fees related to debt issuance	$396,234	$-
Issuance of warrants for fees related to debt issuance	$452,187	$-
Financing of insurance premiums through note payable	$183,472	$146,452
Issuance of common stock for cashless exercise of warrants	$587,500	$-
Issuance of common stock for exercise of restricted stock units	$-	$330

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Note 1.  Basis of Presentation and Liquidity
In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2012, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, and as may be amended. Certain prior period amounts have been reclassified to conform to the current year presentation.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Beginning in the quarter ended September 30, 2013, our investment in, and the operations of, our wholly-owned and controlled subsidiary located in China are consolidated in our condensed consolidated financial statements; previously, all investments in China were expensed as incurred. The impacts of this change were not material in any period presented.

The Company's operations currently do not generate significant cash. The Company's management does not know when this will change. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through September 30, 2014.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our proposed products, or (ii) that FDA approval will ever be granted for our product candidates, or (iii) that if FDA approval is granted, that we will ever be able to sell our products or be profitable.

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

Fair Value Measurements
The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current interest rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments and certain other accrued expenses are estimated using level 3 unobservable inputs. See Note 3 for further details.

Foreign Currency Translation
The functional currency of our wholly owned foreign subsidiary is their local currency.  Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive income, a component of stockholders' equity.  Transaction gains or losses are included in the determination of net loss.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2013 and 2012. A total of approximately 36.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2013 and 35.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2012, as their inclusion would be anti-dilutive.

Share-Based Compensation
We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets
We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three- and nine-month periods ended September 30, 2013 and 2012, no impairment losses were recognized.

Income Taxes
We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. Tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2012, 2011 and 2010.

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

Note 3.  Fair Value Measurements
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These levels are:

⋅      Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

⋅      Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities.

⋅      Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

The Company has stock purchase warrants issued in conjunction with its March 2013 debt offering (see Notes 4 and 5) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. The Company also has issued certain stock options that are subject to shareholder approval that are recorded as an accrued liability carried at fair market value using Level 3 inputs. These inputs include expected term, expected dividends and expected volatility.

The following table identifies the carrying amounts of such assets and liabilities:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Stock options subject to shareholder approval	$-	$-	$109,602	$109,602
Derivative instruments - stock purchase warrants	-	-	1,311,880	1,311,880
	$-	$-	$1,421,482	$1,421,482

The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013:

	Derivative Instruments - Stock Purchase Warrants	Stock Options
Balance at December 31, 2012	$-	$-
Issuance	452,198	35,000
Change in fair value	859,682	74,602
Balance at September 30, 2013	$1,311,880	$109,602

The losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed statements of operations. The change in fair value of the contingent stock options is classified as share-based compensation. The fair values of both the stock purchase warrants and the contingent stock options are determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis
The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company measures its long-lived assets, including property and equipment and patent filing fees, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the nine-months ended September 30, 2013 or 2012.

Note 4.  Debt
In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. Our weighted average interest on outstanding borrowings was 11% for the nine months ended September 30, 2013. The loan calls for interest only payments through December 2013 at which time principal and interest payments begin through maturity. The interest only period and maturity could both be extended by three months if the additional borrowing capacity was drawn on; such capacity was not drawn on. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.

In conjunction with the loan agreement, the Company issued to the lender a five-year common stock purchase warrant to purchase 648,809 shares at an exercise price of $1.0789 per share. This warrant contains non-standard anti-dilution protection and, consequently, is being accounted for as a derivative instrument and is recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method.

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

Note 5.  Stockholders’ Equity
We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date.  The awards vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock on the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  As of September 30, 2013, we have approximately 32,000 shares of common stock reserved for issuance of such awards under our equity compensation plans.

Share-based compensation expense included in the condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
Research and development costs	$241,934	$193,558
General and administrative expenses	765,519	293,142
Total	$1,007,453	$486,700

	Nine Months Ended September 30,
	2013	2012
Research and development costs	$690,199	$462,380
General and administrative expenses	1,390,541	725,312
Total	$2,080,740	$1,187,692

Included in general and administrative expenses for each of the nine months ended September 30, 2013 and 2012 is approximately $11,000 and $180,000, respectively related to consulting expenses where we paid consultants in shares of common stock. Additionally, included in expenses for the nine months ended September 30, 2012, is approximately $141,000, respectively related to research and development expenses that we paid for with shares of common stock.

Stock Options. A summary of stock option activity during the nine months ended September 30, 2013 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	14,787,287	$1.98	6.1	$1,926,000
Granted	1,502,579	$1.12
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2013	16,289,866	$1.90	5.7	$17,479,303

Exercisable at September 30, 2013	12,364,648	$2.17	4.7	$10,865,493

Vested and expected to vest	16,289,866	$1.90	5.7	$17,479,303

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	5,400,000	$0.73	5.7	$10,674,000
$1.01 - $2.00	4,182,999	$1.19	7.9	$6,342,186
$2.01 - $3.00	1,903,534	$2.47	5.0	$463,117
$3.01 - $4.00	4,803,333	$3.59	4.0	$-
	16,289,866	$1.90	5.7	$17,479,303

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. Significant assumptions used in this model include:

Nine Months Ended September 30,
	2013	2012
Annual dividend	-	-
Expected life (in years)	3.0 - 6.0	2.0 - 4.0
Risk free interest rate	0.51% - 1.01%	0.29% - 0.65%
Expected volatility	65.1% - 75.2%	55.5% - 70.6%

The 1,502,579 options granted in the first nine months of 2013 had a weighted average grant date fair value of $0.69. Unrecognized compensation expense for unvested stock options outstanding at September 30, 2013 was approximately $2,065,000 and will be recognized over an average of 1.9 years.

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

A summary of our restricted stock unit activity for the nine months ended September 30, 2013 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	371,491	$2.10
Granted	30,702	$1.14
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at September 30, 2013	402,193	$2.03

Exercisable at September 30, 2013	363,585	$2.05

Unrecognized compensation expense for unvested restricted stock units outstanding at September 30, 2013 was approximately $69,000 and will be recognized over an average of 0.4 years.

Common Stock Purchase Warrants. Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction and the September 2013 registered direct offering.

  A summary of warrant activity for the nine months ended September 30, 2013 follows:

	Number of Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	19,840,176	$2.08	3.5	$854,649
Granted	7,761,211	$1.83	4.3
Exercised	(5,202,935)	$1.29
Forfeited	(2,599,633)	$3.12
Outstanding at September 30, 2013	19,798,819	$1.97	3.6	$18,508,411

Exercisable at September 30, 2013	18,204,219	$1.80	3.2	$17,376,245

The 7,761,211 common stock purchase warrants granted in the nine months ended September 30, 2013 had a weighted average grant date fair value of $0.82.

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

In May and June 2013, we issued 378,809 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $474,000 in net proceeds. In conjunction with the exercise we issued 378,809 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 300,000 shares of our common stock to a warrant holder as a result of their exercising their common stock purchase warrants. The stock was issued at $1.02 and generated approximately $306,000 in net proceeds.

In July 2013, we issued 942,520 shares of our common stock to a warrant holder as a result of their exercising their common stock purchase warrants. The stock was issued at $1.25 per share and generated approximately $1,178,000 in net proceeds. In conjunction with the exercises we modified 782,005 of the warrants to reduce the exercise price to $1.25 and issued 942,520 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In July 2013, we issued 100,000 shares of common stock as a result of a warrant holder exercising their common stock purchase warrants. The stock was issued at $1.02 and generated approximately $102,000 in net proceeds.

In September 2013, we issued 1,448,798 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. The stock was issued at $1.25 per share (800,000 shares) and $1.08 per share (648,798 shares) and generated approximately $1,700,000 in net proceeds. In conjunction with the exercise we issued an additional 72,440 shares of our common stock as a commission for exercise. We recognized an expense for the value of the additional common stock; such expense is classified as warrant modification expense.

In September 2013, we issued 244,000 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants. 240,000 shares of stock were issued at $2.13 while 4,000 shares of stock were issued at $1.56. The exercises generated approximately $477,000 net proceeds.

In September 2013, we issued 401,133 shares of our common stock as a result of certain warrant holders exercising the cashless exercise provision of their common stock purchase warrants with an average strike price of $0.90. Such exercises resulted in 248,867 warrants being forfeited and resulted in no net proceeds to the Company.

In September 2013, the Company completed a registered direct placement of 2,847,500 shares of common stock at a price of $1.60 per share. The Company received aggregate gross proceeds of $4,556,000; net proceeds were approximately $4,242,000. In connection with the offering, the Company issued 1,423,750 common stock purchase warrants to purchase 1,423,750 shares of our common stock; the warrant has an exercise price of $2.00 and is exercisable for five years. Additionally, we issued a common stock purchase warrant to the placement agent for the purchase of up to 170,850 shares of its common stock; the warrant has an exercise price of $2.00 per share and is exercisable for 19 months. The warrants are classified within equity.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012, the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court has stayed all other matters regarding the merits of the suit pending resolution of the question of standing.

On October 22, 2013, the Court ordered the parties to submit a joint briefing schedule regarding the issue of standing. It is anticipated that the parties will complete briefing the standing issue sometime in January of 2014. Thereafter, the Court will decide whether StemCells has standing to pursue its patent infringement claims. It is unknown when or how the Court will resolve these issues.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2013), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financial statements and results of operations as of and for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

•      Results of Operations— Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2013 to the comparable period of 2012.

•      Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview
We are focused on the development and commercialization of treatments based on (i) human neuronal stem cells and (ii) small molecule compounds. We are headquartered in Rockville, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of neural stem cell research. We own or exclusively license forty-nine (49) U.S. or foreign issued patents and fifty-nine (59) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter of 2012 and first quarter of 2013, we have licensed the use of our intellectual property to third parties.

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

Future
Program	Indication	Development Status	Development Plan
NSI – 566	Amyotrophic Lateral Sclerosis (ALS)	Commenced Phase II clinical trials.	Anticipated to complete dosing of the Phase II clinical trials during the second quarter of 2014

NSI – 566	Chronic Spinal Cord Injury	Approved to commence Phase I clinical trials.	Phase I Trial expected to commence during the fourth quarter of 2013.

NSI – 566	Motor deficits due to ischemic stroke	Approved to commence combined Phase I/II clinical trials in China.	Anticipated to commence trials during the fourth quarter of 2013.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib dosing complete.	Actively looking to partner development after Phase Ib trial. Final data expected during the fourth quarter of 2013.

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

During the first nine months of 2012, we were primarily engaged in conducting the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced Phase II clinical trial in September of 2013. The Phase II dose escalation trial is designed to treat up to 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule. To date, we have treated the first cohort and started dosing patients in the second cohort. We anticipate completing the Phase II dosing in the second quarter of 2014. Although initial data from the Phase I trial appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

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

During the first quarter of 2013, we received approval from the FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. We anticipate the trial will commence during the fourth quarter of 2013.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial will be conducted by our wholly owned subsidiary, Neuralstem China, at BaYi Brain Hospital in Beijing, China and will utilize our spinal cord stem cells. . The trial approval includes a combined phase I/II/III design and will test direct injections into the brain of NSI-566, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial is expected to begin in the fourth quarter of 2013 and is designed to enroll up to 118 patients.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion) of our small molecule drug compound, NSI-189, at California Clinical Trials, LLC, in Glendale, California. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications. NSI-189 is the lead compound in our neurogenerative small molecule drug platform. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. To date, we have completed dosing all cohorts of patients in the Phase Ib portion of the trial. We expect final data from the 1b trial to be available in the fourth quarter of 2013. It is still too early in the trial to make any determination as to its level of success, if any.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-two (32) U.S. and foreign issued patents and thirty-seven (37) U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” in animal models for important spinal cord cell applications: ALS and Traumatic spinal cord injury. Of these applications, we have completed our first Phase I trial with regard to ALS and commenced initial Phase II trials in the third quarter of 2013. We have also received approval from the United States Food and Drug Administration or FDA to commence a Phase I trial in Chronic Spinal Cord Injury (patients one to two years out from their injury) in complete (no sensory of motor function from the site of the injury down) thoracic patients. We expect this trial to start in the fourth quarter of 2013. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics.

Small Molecule Pharmaceutical Compounds.

We have developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier). We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impacting diseases. In mice, our research indicated that our small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Additionally, our research also indicates that our small molecule compounds stimulate neurogenesis of human hippocampus-derived neural stem cells in vitro. Based on this research, we believe that our small molecule compounds may assist in reversing atrophy in the human hippocampus. Such atrophy has been seen in major depression and other disorders.

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

Employees

As of September 30, 2013, we had 13 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, nine (9) work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

NEURALSTEM, INC
9700 Great Seneca Highway,
Rockville, Maryland 20850
Attn: Chief Financial Officer
Tel: (301) 366-4841

Trends & Outlook
Revenue

For the nine months ended September 30, 2013 and 2012, we generated no revenues from the sale of our proposed therapies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In August of 2011, we were selected as the primary subcontractor for a DOD contract awarded to Loma Linda University entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells." We received $625,000 for our effort on this contract through its completion in the second quarter of 2012, and recognized revenue related to this contract of approximately $234,000 for the nine months ended September 30, 2012.

In the February 2013, we licensed the use of certain of our intellectual property surrounding a surgical device and delivery method to third parties. In the nine months ended September 30, 2013, we recognized revenue from these agreements and ongoing annual license fees from agreements entered into previously of approximately $108,000. In the nine months ended September 30, 2012 we recognized revenue of approximately $170,000 related to up-front payments under agreements to license certain intellectual property to third parties.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of  contractors and personnel expenses associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as proof of principle for new indications; toxicology studies; costs associated with cell processing and process development; facilities-related costs and supplies. Clinical trial expenses include payments to research organizations, contract manufacturers, clinical trial sites, consultants and laboratories for testing clinical samples.

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

We have formed a wholly owned subsidiary in the People’s Republic of China.  We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cell therapies, and (ii) oversee our approved clinical trials in China, including the proposed trial to treat motor deficits due to ischemic stroke. To date this subsidiary has incurred expenses of approximately $254,000.

General and Administrative Expenses

General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Fair Value Measurements ---The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and certain accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current interest rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments and certain other accrued expenses are estimated using level 3 unobservable inputs.

Intangible and Long-Lived Assets—We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three- and nine-month periods ended September 30, 2013 and 2012, no impairment losses were recognized.

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

Share-Based Compensation - We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our products in 2013 or 2012. For the three months ended September 30, 2013 and 2012, we recognized approximately $3,000 and $171,000, respectively related to the licensing of certain intellectual property surrounding a surgical device and delivery method to third parties.

Operating Expenses

Operating expenses totaled approximately $3,636,000 and $2,754,000 for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research & development costs	$1,847,403	$1,385,478	$461,925	33%
General & administrative expenses	1,707,690	1,280,606	427,084	33%
Depreciation and amortization	81,393	87,908	(6,515)	(7)%
Total operating expenses	$3,636,486	$2,753,992	$882,494	32%

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

Research and development expenses totaled approximately $1,847,000 and $1,385,000 for the three months ended September 30, 2013 and 2012, respectively. The increase of approximately $462,000 or 33% was primarily attributable to a $377,000 increase in project and lab related expenses, a $28,000 increase in travel expenses and a $26,000 increase in consulting and temporary labor all due to the ramping up of our clinical trial and research efforts coupled with a $48,000 increase in share-based compensation.

General and Administrative Expenses
General and administrative expenses are primarily comprised of legal fees, salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

General and administrative expenses totaled approximately $1,708,000 and $1,281,000 for the three months ended September 30, 2013 and 2012, respectively.   The increase of approximately $427,000 or 33% was primarily attributable to a $472,000 increase in share-based compensation, a $31,000 increase in insurance expense due to increased renewal premiums partially offset by a $75,000 decrease in payroll related and directors’ fees.

Depreciation and Amortization
Depreciation and amortization expenses totaled approximately $81,000 and $88,000 for the three months ended September 30, 2013 and 2012, respectively.

Other income (expense)

Other income (expense) totaled approximately ($3,053,000) and $6,000 for the three months ended September 30, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $1,945,000 expense related to the modification of certain stock purchase warrants, a $678,000 expense related to the change in fair value of the Company’s warrant liabilities and $449,000 of interest expense primarily related to the Company’s March 2013 long term debt.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our products in 2013 or 2012. For the nine months ended September 30, 2013 and 2012, we recognized approximately $108,000 and $171,000, respectively related to the licensing of certain intellectual property surrounding a surgical device and delivery method to third parties. During the nine months ended September 30, 2012, we also recognized approximately $234,000 for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012.

Operating Expenses

Operating expenses totaled approximately $9,868,000 and 7,835,000 for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research & development costs	$5,502,137	$4,406,538	$1,095,599	25%
General & administrative expenses	4,184,740	3,264,146	920,594	28%
Depreciation and amortization	181,991	164,154	17,837	11%
Total operating expenses	$9,868,868	$7,834,838	$2,034,030	26%

Research and Development Expenses
Research and development expenses totaled approximately $5,502,000 and $4,407,000 for the nine months ended September 30, 2013 and 2012, respectively.  The increase of approximately $1,096,000 or 25% was primarily attributable to a $500,000 increase in project and lab expenses, a $153,000 increase in personnel related expenses due to the hiring of additional research and development personnel, a $137,000 increase in travel expenses all due to the ramping up of our clinical trial and research efforts coupled with a $228,000 increase in share-based compensation.

General and Administrative Expenses
General and administrative expenses totaled approximately $4,185,000 and $3,264,000 for the nine months ended September 30, 2013 and 2012, respectively.   The increase of approximately $921,000 or 28% was primarily attributable to a $665,000 increase in share-based expenses and a $410,000 increase in professional services, a $63,000 increase in charitable donations, partially offset by a $213,000 decrease in bonus expenses and personnel related expenses.

Depreciation and Amortization
Depreciation and amortization expenses totaled approximately $182,000 and $164,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily due to depreciation of fixed assets held by our China subsidiary along with increases in amortization of patent related intangible assets.

Other income (expense)

Other income (expense) totaled approximately $6,767,000 and $23,000 for the nine months ended September 30, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $5,017,000 expense related to the modification of certain stock purchase warrants, $937,000 of interest expense primarily related to the Company’s March 2013 long term debt and a $860,000 expense related to the change in fair value of the Company’s warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, the exercise of investor warrants, and to a lesser degree from grants and research contracts. During the first nine months of 2013 the Company raised approximately $17.6 million of net proceeds from the following: approximately $7.6 million from the March 2013 issuance of its long term debt and warrants, $5.8 million from exercises of investor warrants and $4.2 million from a registered equity offering consisting of common shares and warrants.

Currently, our monthly cash requirement for operations is approximately $1.0 million. We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through September 30, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Cash and cash equivalents	$16,401,728	$9,873,395	$6,528,333	66%

Net cash used in operating activities	$(8,115,679)	$(5,959,436)	$(2,156,243)	(36)%
Net cash used in investing activities	$(444,721)	$(188,318)	$(256,403)	(136)%
Net cash provided by financing activities	$17,512,953	$13,669,136	$3,843,817	28%

Total cash and cash equivalents was approximately $16,402,000 at September 30, 2013, compared with approximately $9,873,000 at September 30, 2012.  The increase in our cash and cash equivalents of approximately $6,528,000 or 66%, was primarily due to proceeds of from our common stock offering in the third quarter of 2012, our March 2013 debt offering, proceeds from exercises of stock purchase warrants in 2013 and proceeds from our September 2013 sale of common stock and warrants, partially offset by cash used in operations.

Net Cash Used in Operating Activities

We used approximately $8,116,000 and $5,959,000 of cash in our operating activities for the nine months ended September 30, 2013 and 2012, respectively.  The increase in our use of cash was approximately $2,156,000 or 36% was primarily due to an increase in expenses in 2013 related to the ramping up of our clinical trial and other research and development efforts.

Net Cash Used in Investing Activities

We used approximately $445,000 and $188,000 of cash in connection with investment activities for nine months ended September 30, 2013 and 2012, respectively.  The increase in our use of cash of approximately $256,000 or 136% was primarily due to an increase in patent filing fee activities in 2013 and the purchase of fixed assets by our China subsidiary related to the ramping up of our clinical trial efforts.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $17,513,000 and $13,669,000 in the nine months ended September 30, 2013 and 2012, respectively. The increase of approximately $3,844,000 or 28% was primarily the result of raising approximately $7,551,000, net from our debt offering in 2013, $5,836,000, net from stock purchase warrant exercises and $4,242,000, net from our 2013 equity offerings and, compared to raising approximately $13,685,000, net from our equity offering in the nine months ended September 30, 2012.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On September 13, 2013, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

On October 25, 2013, we entered into an at the market offering agreement. Pursuant to the agreement, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000, subject to certain limitations, through the sales agent. Sales, if any, under the program will depend on market conditions and other factors to be determined by us, and will be made in "at the market offerings" as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the NYSE MKT, on any other existing trading market for our shares or to or through a market maker. The agent may also solicit purchases of shares in privately negotiated transactions. The agreement also provides that sales may be made directly to the agent as principal.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012, the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court has stayed all other matters regarding the merits of the suit pending resolution of the question of standing.

On October 22, 2013, the Court ordered the parties to submit a joint briefing schedule regarding the issue of standing. It is anticipated that the parties will complete briefing the standing issue sometime in January of 2014. Thereafter, the Court will decide whether StemCells has standing to pursue its patent infringement claims. It is unknown when or how the Court will resolve these issues.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through September 30, 2013, we have recorded accumulated losses totaling approximately $125,123,000.  On September 30, 2013, we had a working capital surplus of approximately $12,181,000 and stockholders’ equity of approximately $8,267,000. Our net losses for the two most recent fiscal years have been approximately $10,122,000 and $12,519,000 for 2012 and 2011, respectively. In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We recognized $625,000 of revenue related to this contract which was completed in the second quarter of 2012. We have recognized revenue of approximately $108,000 in the nine months ended September 30, 2013 related to the licensing of certain of our intellectual property to third parties. We recognized licensing revenue of approximately $173,000 in the year ended December 31, 2012. We had no revenue from the sales of our products during the nine months ended September 30, 2013 or the years 2012 and 2011. For the nine months ended September 30, 2013 we had a net loss of approximately $16,529,000.

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

Since our inception, we have funded our operations through the sale of our securities, the issuance of long-term debt, the exercise of investor warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2013, we had cash and cash equivalents on hand of approximately $16,402,000. Currently our monthly cash burn from operations is approximately $1.0 million. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through September 30, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional financing or enter into licensing agreements. Our inability to accomplish either licensing or additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

We have a substantial level of debt. As of September 30, 2013, we had approximately $8 million in aggregate principal amount of indebtedness outstanding. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt. If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

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

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $173,000 for the twelve months ended December 31, 2012 and $108,000 in the first nine months of 2013 related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue.

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

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products. We commenced our first Phase II clinical trial, related to NSI-566, during the third quarter of 2013. Additionally, we anticipate commencing Phase I clinical trials of NSI-566 related to chronic spinal cord injury and motor deficit due to ischemic stroke during the fourth quarter of 2013. Additionally, we have completed Phase I clinical trials of NSI-189, our small molecule compound, related to major depressive disorder and are actively looking to partner further development. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in a successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as approximately $1,800,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

We anticipate conducting research in countries outside of the U.S., including the trials to be conducted through our subsidiary in the People’s Republic of China.  A number of our competitors are located in these countries and may be able to access our technology or test results.  The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property.  The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2013 we have issued and outstanding 76,662,838 shares of common stock and we have 38,637,891 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2013, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 34,699,271 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the current fiscal year through October 2013.  The unregistered securities were issued in private transactions pursuant to Sections 3(a)(9) and 4(2) of the Securities Act:

•      In January and February of 2013, we received and accepted a proposal from certain warrant holders. Pursuant to the proposal, the holders agreed to exercise certain warrants for cash in exchange for the Company: (i) reducing the current exercise price of their outstanding warrants from $3.17 to $1.25 (for 200,000 warrants) and from $2.14 to $1.25 (for 58,000 warrants), and (ii) issuing such holders a replacement warrant, equal to the number of warrants exercised pursuant to the their proposal. Pursuant to the proposal, we issued an aggregate of 258,000 replacement warrants. The terms of the replacement warrants are to be substantially similar to the holders’ original warrants and have an exercise price of $1.25 and expire on March 31, 2020.

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

•      In August 2013, we issued one of our advisors a common stock purchase warrant to purchase 2,000,000 shares of our common stock at an exercise price of $3.00 per share in exchange for strategic advisory services. The warrant has an initial term of 18 months expiring on February 13, 2015. Such term can be extended to 5 years if certain capital raising milestones are met. The warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•      During September 2013, we issued an aggregate of 72,440 common shares to a broker-dealer as compensation for the cash exercise of 1,448,798 outstanding common stock purchase warrants. Pursuant to the exercise, we received an aggregate of approximately $1,563,000.

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

NEURALSTEM, INC.

Date: November 12, 2013	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Neuralstem 2010 Equity Compensation Plan	8-K	10.01	001-33672	7/14/10

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012 Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)	S-3	4.01	333-188859	5/24/13

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	*

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.12	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

* Filed herein
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*** Furnished herein