Form 10-K
period 2013-12-31
Neuralstem, Inc.
filed 2014-03-10
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes       ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by the NYSE MKT on such date, was $99,509,641.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2014 was 86,218,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section, the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. and its subsidiary  Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock.

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

The information contained herein is current as of the date of this Annual Report (December 31, 2013), unless another date is specified.

ITEM 1.	BUSINESS

Overview

We are focused on the development and commercialization of treatments based on our human neuronal stem cells and our small molecule compounds. We are headquartered in Rockville, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license forty-nine (49) U.S. and foreign issued patents and sixty (60) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

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

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities, to advance our technologies. In addition, we pursue strategic collaborations with members of academia and industry.

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell and small molecule compounds and their pre-clinical and clinical development.  Below is a description of our four most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

Program	Indication	Development Status	Future Development Plan
NSI – 566	Amyotrophic Lateral Sclerosis (ALS)	Commenced Phase II clinical trials.	Anticipated to complete dosing of the Phase II clinical trials during the second quarter of 2014.

NSI – 566	Chronic Spinal Cord Injury	Approved to commence Phase I clinical trials.	Phase I Trial expected to commence during the second quarter of 2014.

NSI – 566	Motor deficits due to ischemic stroke	Commenced combined Phase I/II clinical trials in China.	Dosing commenced during the fourth quarter of 2013.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib dosing complete.	Actively looking to partner development after Phase Ib trial. Final Phase I data is being reviewed.

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

We commenced the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia.  The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure.  The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced Phase II clinical trial in September of 2013. The Phase II dose escalation trial is designed to treat up to 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule.   To date, we have treated the first three cohorts.  We anticipate completing the Phase II dosing in the second quarter of 2014.  Although initial data from the Phase I trial appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

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

During the first quarter of 2013, we received approval from the United States food and drug Administration or FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury.  We anticipate the trial will commence during the second quarter of 2014.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke.  The trial will be conducted by our wholly owned subsidiary, Neuralstem China, at BaYi Brain Hospital in Beijing, China and will utilize our spinal cord stem cells.   The trial approval includes a combined phase I/II/III design and will test direct injections of NSI-566  into the brain, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients.

NSI - 189 (Small Molecule Pharmaceutical Compound).

Major Depressive Disorder

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California.  The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011.  In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients.  The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial.  To date, we have completed dosing all cohorts of patients in the Phase Ib portion of the trial and the data is being reviewed.    It is still too early in the trial to make any determination as to its level of success, if any.

Collaborative Projects

Department of Defense — Loma Linda Subcontract Agreement

During 2011, we were selected as the primary subcontractor for a U.S. Department of Defense or DOD contract, awarded to Loma Linda University, to develop human neural stem cell technology for the treatment of cancerous brain tumors. The research contract, entitled "Research to Treat Cancerous Brain Tumors with Neural Stem Cells," was carried out in collaboration with Principal Investigator John Zhang, MD, PhD, Professor of Neurosurgery, Loma Linda University, in Loma Linda, CA. The DOD has three one-year options to continue the program after the first year, based upon milestones. The goal of the program is to develop a therapeutic product for the treatment of cancerous brain tumors and submit that product to the FDA by the end of the fourth year (2015). We began work on the project during August of 2011 and completed the first year in June of 2012.  The DOD did not exercise any of their options and the contract ended in June 2012.

Potential Markets

The table below summarizes the potential United States patient populations by indication, for our proposed stem cell and small molecule products:

Medical Condition	Number of Patients in United States
Stem cells
ALS	30,000	(1)
Huntington’s disease	30,000	(2)
Multiple Sclerosis	400,000	(3)
Parkinson's Disease	1.5 million	(4)
Spinal Cord Injury	840,000	(5)
Stroke	7.0 million	(6)
Small molecule compounds
Alzheimer’s disease	5.2 million	(7)
Depression	14.8 million	(8)
Stroke	7.0 million	(6)
Traumatic Brain Injury	5.3 million	(9)

(1) The ALS Association (ALSA)
(2) Huntington’s Disease Society of America (HDSA)
(3) Multiple Sclerosis Association of America (MSAA)

(4) American Association of Neurological Surgeons (AANS)
(5) National Spinal Cord Injury Association (NSCIA)
(6) National Stroke Association (NSA)
(7) Alzheimer’s Association (AA)
(8) National Institute of Mental Health (NIMH)
(9) Brain Trauma Foundation (BTF)

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-two (32) U.S. and foreign issued patents and thirty-eight (38) U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” in animal models for important spinal cord cell applications: ALS and Traumatic spinal cord injury. Of these applications, we have completed our first Phase I trial with regard to ALS and commenced initial Phase II trials in the third quarter of 2013. We have also received approval from the FDA to commence a Phase I trial in Chronic Spinal Cord Injury (patients one to two years out from their injury) in complete (no sensory of motor function from the site of the injury down) thoracic patients. We expect this trial to start in the first quarter of 2014.  We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics.  In the fourth quarter of 2013 we filed an IND to start a trial to treat acute spinal cord injury (within several weeks of the injury) in Seoul Korea. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of the injury and also progressively incomplete patients, who have varying degrees of each.  Also, if approved as submitted, this trial will treat cervical area injuries. We expect this trial to start in the second half of 2014.

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

Research

We have devoted substantial resources to our research programs in order to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for our therapeutic products. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drugs.  This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices or GLP preclinical development activities and Good Manufacturing Practices or GMP manufacturing and clinical development activities to contract research organizations or CROs and contract manufacturing organizations or CMOs as well as all non-critical corporate functions. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by other companies conducting similar business.

Manufacturing

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical and pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (“AMRI”) (small molecule). Both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA determined GMP standards in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis.  Additionally, during the second quarter of 2014, we anticipate relocating our headquarters to a facility with GMP manufacturing capability. We anticipate the facility will be ready to commencing manufacturing of our stem cells for our clinical trials by the second quarter of 2015.  Such increased manufacturing will supplement our current outsource supply of both stem cells and pharmaceutical compounds. We believe such additional manufacturing capacity will be beneficial as our clinical trials expand by indication, geographic region and to larger patient populations.

Our Intellectual Property

Our research and development is supported by our intellectual property. We own or exclusively license forty-nine (49) U.S. and foreign issued patents and sixty (60) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds.  Our issued patents have expiration dates ranging from 2016 through 2029.

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

In addition to patenting our technologies, we also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells and other technologies potentially relevant to or required by our proposed products.  We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed.

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

Executive Officers

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
I. Richard Garr	Chief Executive Officer, President, General Counsel, Chief Financial Officer	61	1996

Karl Johe, Ph.D.	Chief Scientific Officer	53	1996

Mr. I. Richard Garr, JD, age 61, has been a director and our Chief Executive Officer since 1996.  Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board Trustee of the First Star Foundation, a children’s charity focused on abused children’s issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society. In evaluating Mr. Garr’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his broad experience in Neural Stem Cells.  He is among the longest serving executives in the field.

Mr. Karl Johe, Ph.D., age 53, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international science and business communities.  Mr. Johe is also multilingual.

Employees

As of February 28, 2014, we had 15 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 11 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware in 2001. Our principal executive offices are located at 9700 Great Seneca Highway, Rockville, Maryland 20850, and our telephone number is (301) 366-4841. Our website is located at www.neuralstem.com.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and public conference calls and webcasts, we also intend to use the following social media channels as a means of disclosing information about the company, its services and other matters and for complying with our disclosure obligations under Regulation FD:

•	Neuralstem’s Twitter Account (https://twitter.com/Neuralstem_Inc)
•	Neuralstem’s Facebook Page (https://www.facebook.com/Neuralstem)
•	Neuralstem’s Company Blog (http://neuralstem.com/neuralstem-ceo-blog)
•	Neuralstem’s Google+ Page (https://plus.google.com/u/0/b/104875574397171789280/104875574397171789280/posts)
•	Neuralstem’s LinkedIn Company Page (http://www.linkedin.com/company/neuralstem-inc-)
•	Neuralstem Asia’s Weibo Account (http://www.weibo.com/u/3516708787)
•	Neuralstem Asia’s Tencent Weibo Account ( http://t.qq.com/neuralstem)
•	Neuralstem Asia’s Facebook Page (https://www.facebook.com/NeuralstemAsia)
•	Neuralstem Asia’s Twitter Account (https://twitter.com/Neuralste_Asia)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time.

We have not incorporated by reference into this report the information in, or that can be accessed through, our website or social media channels, and you should not consider it to be a part of this report.

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

Risks Relating to Our Stage of Development and Capital Structure.

We have a history of losses.

Since inception in 1996 and through December 31, 2013, we have accumulated losses totaling approximately $128,426,000. On December 31, 2013, we had a working capital surplus of approximately $11,683,000 and stockholders’ equity of approximately $8,418,000.  Our net losses for the three most recent fiscal years have been approximately $19,832,000, $10,122,000 and $12,519,000 for 2013, 2012 and 2011, respectively.  In August of 2011, we were selected as the primary subcontractor under a DOD contract to develop its human neural stem cell technology for the treatment of cancerous brain tumors. We have recognized revenue related to this contract of approximately $0, $234,000 and $391,000 for years ended December 31, 2013, 2012 and 2011, respectively. We also recognized revenue of approximately $110,000, $173,000 and $0, during the years ended December 31, 2013, 2012 and 2011, respectively related to the licensing of certain intellectual property to third parties. We had no revenue from the sales of our products during 2013, 2012 or 2011.

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

Since our inception, we have funded our operations through the sale of our securities, the exercise of investor warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing.  As of December 31, 2013, we had cash and cash equivalents on hand of approximately $16,846,000.  Additionally, in January 2014, we received approximately $20 million in gross proceeds from the sale of our common stock and common stock purchase warrants in a registered direct offering.  Currently our monthly cash burn for operations is approximately $900,000. We anticipate that our available cash, expected income and expected proceeds from sales of our securities will be sufficient to finance our current activities at least through December 31, 2014, although certain activities and related personnel may need to be reduced. We cannot assure you that we will be able to secure additional capital through financing transactions, licensing agreements or grants.  Our inability to either license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current activities which will result in our being required to substantially reduce our activities.

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

We have a substantial level of debt. As of December 31, 2013, we had approximately $8 million in aggregate principal amount of indebtedness outstanding.  Commencing in January, 2014, we are required to begin making interest and principal payments on such indebtedness in the amount of approximately $300,000 per month.  As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment.  Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets pledged to secure the debt.  If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

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

We have concentrated the majority of our research on stem cell and small molecule technologies.  Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application.  We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value.  We anticipate that the commercial sale of such products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue.  We recognized revenue of approximately $110,000 and $173,000 for the years ended December 31, 2013 and December 31, 2012, respectively related to the licensing of certain intellectual property to third parties.  If we are unable to develop our technologies, we may never realize any significant revenue.

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

We currently outsource the manufacturing of our stem cells and small molecule pharmaceutical compounds to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof.  Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities.  Our business would suffer in the event that there are delays in locating suitable third parties or if no suitable third parties are found.

Our inability to complete pre-clinical and clinical testing and trials will impair our viability.

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products, with regard to multiple indications.  We commenced our first Phase II clinical trial of NSI-566 related to ALS, during the third quarter of 2013. Additionally, we commenced Phase I clinical trials of NSI-566 related to motor deficit due to ischemic stroke during the third quarter of 2013 and anticipate commencing the Phase I clinical trial of NSI-566 related to chronic spinal cord injury during the first quarter of 2014.  Moreover, we have completed Phase I clinical trials of NSI-189, our small molecule compound, related to major depressive disorder and are actively looking to partner further development.  Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain.  If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products.  No assurances can be given that our clinical trials will be completed or result in successful outcome.  If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed.  Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale.  There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials.  If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate.  If we delay or abandon the development efforts of any of our product candidates, we may not be able to generate revenues.

There are no assurances that we will be able to submit or obtain FDA approval in order to market and sell our products.

There can be no assurance that even  if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application  (“BLA”) or New Drug Application (“NDA”) to the FDA, or that any BLA or NDA we submit will be approved in a timely manner, if at all.  If we are unable to submit a BLA or NDA with respect to any future product, or if such application is not approved by the FDA, we will be unable to commercialize that product.  The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results during initial clinical trials.  If we fail to commercialize our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would have a materially adverse effect on our business.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours.  If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties.  Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business.  The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business.  By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the ‘505 patent”), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable.  On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents allegedly exclusively licensed to StemCells.  Please refer to the section of this Annual Report entitled “Legal Proceedings” for a further discussion of the status of such litigation.

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

We may not be able to obtain government or third-party patient reimbursement.

Our ability to successfully commercialize our proposed products, if developed, in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments.  We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products.  There is considerable pressure to reduce the cost of therapeutic products. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA or other relevant authority has not granted marketing approval. Moreover, in some cases, government and other third party payors have refused to provide reimbursement for uses of approved products for disease indications for which the FDA or other relevant authority has granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health care products or novel therapies such as ours. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business.  If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

Our products may not be profitable due to manufacturing costs and our inability to receive favorable pricing.

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of stem cell based products.  Even if we are able to receive approval for the reimbursement of our proposed products the amount of reimbursement may be significantly less than the manufacturing costs of our products. Additionally, other market factors including future completion may limit the price which we can charge for our proposed products while still being competitive. Accordingly, if developed, we may not be able to charge a high enough price for us to make a profit from the sale of our products.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017.  In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately.  These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control.  Termination prior to the full term of these contracts would cost us as much as approximately $1,700,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

Our strategy for the development, clinical and preclinical testing and commercialization of our proposed products is based in large part on an outsource model.  This model requires us to engage third parties in order to further develop our technology and products as well as for the day to day operations of our business.  In the event we are not able to enter into such relationships in the future, our ability to operate and develop products may be seriously hindered or we would be required to expend considerable resources to bring such functions in-house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house.

The commercialization of cell-based therapeutic products exposes us to product liability claims.

Product liability claims could result in substantial litigation costs and damage awards against us. We attempt to mitigate this risk by obtaining and maintaining appropriate insurance coverage.  Historically, we have obtained liability insurance that covers our clinical trials.  If we begin commercializing products, we will need to increase our insurance coverage.  We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

We currently rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical and clinical works, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. In the event we are required to seek alternative third party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.  In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers at terms reasonable to us.  Failure to secure such third party manufacturers or suppliers would materially impact our business.

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

We conduct research in countries outside of the U.S., including through our subsidiary in the People’s Republic of China. A number of our competitors are located in these countries and may be able to access our technology or test results. The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property. The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE MKT.  The expenses incurred by public companies generally for reporting, insurance and corporate governance purposes have been increasing.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention.  Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We have never paid a cash dividend and do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never paid cash dividends nor do we anticipate paying cash dividends in the foreseeable future.  Accordingly, any return on your investment will be as a result of stock appreciation if any.  Additionally, we are prohibited from paying any cash dividends under the terms of our credit agreement.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock.  Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2013 we have issued and outstanding 77,886,031 shares of common stock and we have 43,261,011 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2013, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 28,852,958 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The results of pre-clinical studies and early-stage clinical trials, may not be predictive of the results of later-stage clinical trials.

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

We currently lease three facilities located in the United States.  Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville, Maryland.  We lease these facilities consisting of approximately 3,200 square feet.  In January 2014, we entered into a lease amendment with our existing landlord to move our executive offices and research facilities to occupy substantially the same amount of space in Germantown, Maryland.  The amended lease provides for monthly lease payments of approximately $6,000 per month with the initial term expiring on December 31, 2014.  The lease provides for two one-year extensions at the Company’s option.

In July 2011, we entered into a lease for research space in San Diego, California, for a base rent amount of approximately $5,000 per month plus certain additional monthly fees to be determined based on usage.  This lease expired on August 31, 2013 and is currently on a month to month basis.

In October 2011, we entered into a lease, consisting of approximately 3,000 square feet of additional research space in San Diego, California for approximately $6,800 per month.  The term of this lease expires on August 31, 2015.

We also lease a research facility in People’s Republic of China.  This lease expired on September 30, 2013 and was subsequently renewed through September 30, 2014 for approximately, $2,000 per month.

The aforementioned properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

	High	Low
2013
First Quarter	$1.40	$1.03
Second Quarter	$1.59	$1.00
Third Quarter	$3.02	$1.30
Fourth Quarter	$3.04	$2.07
2012
First Quarter	$1.30	$0.91
Second Quarter	$1.20	$0.66
Third Quarter	$1.96	$0.42
Fourth Quarter	$1.57	$0.88

Holders

As of February 28, 2014 our common stock was held by approximately 414 record holders.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.  Additionally, we are prohibited from paying any cash dividends under the terms of our credit agreement.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2013.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price for Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Plan, as amended and restated	3,693,333	$1.20	-
2007 Stock Plan	6,026,819	$3.17	2,027
2010 Equity Compensation Plan	9,258,680	$1.06	4,693,332
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	18,978,832	$1.76	4,695,359

Performance Graph

The following graph compares total stockholder returns of Neuralstem, Inc. for the period commencing on December 31, 2008 and ending on December 31, 2013, to two indices: (i) The NYSE MKT Composite Index and (ii) The AMEX Biotechnology Index.  The total return for our stock and for each index assumes an initial investment of $100 and the reinvestment of dividends, although we have never declared dividends on Neuralstem stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In January and February of 2013, we received and accepted a proposal from certain common stock purchase warrant holders. Pursuant to the proposal, the holders agreed to exercise certain warrants for cash in exchange for the Company: (i) reducing the current exercise price of their outstanding warrants from $3.17 to $1.25 (for 200,000 warrants) and from $2.14 to $1.25 (for 58,000 warrants), and (ii) issuing such holders replacement warrants, equal to the number of warrants exercised pursuant to the their proposal. Pursuant to the proposal, we issued an aggregate of 258,000 replacement warrants. The terms of the replacement warrants are to be substantially similar to the holders’ original warrants and have an exercise price of $1.25 and expire on March 31, 2020.

•	In March 2013, we issued a common stock purchase warrant to purchase 10,000 shares of our common stock as compensation for business advisory services in connection with our wholly-owned subsidiary in the People’s Republic of China. The warrant has a term of 5 years and will expire on March 19, 2018, an exercise price of $1.4375 and provides for the adjustment of the purchase price and number of shares upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

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

•	Between May and July of 2013, we received and accepted proposals from certain common stock purchase warrant holders. Pursuant to the proposals, the holders agreed to exercise their warrants to purchase 1,911,680 shares of our common stock, for cash, in exchange for us agreeing to: (i) reduce the original exercise price of the outstanding warrants from $2.13 to $1.07 for 440,000 warrants, from $2.13 to $1.25 for 958,005 warrants and from $2.14 to $1.25 for 513,675 warrants, and (ii) issue such holders a replacement warrant, equal to the number of warrants exercised pursuant to their proposal. Pursuant to the proposal, we issued an aggregate of 1,911,680 replacement warrants. The terms of the replacement warrants are substantially similar to the holders’ original warrants, other than having an exercise price of $1.25 and expiration dates of May 1, 2016 for 440,000 warrants and March 31, 2020 for 1,471,680 warrants.

•	Between March and July of 2013, we received and accepted proposals from certain common stock purchase warrant holders. Pursuant to the proposals, the holders agreed to exercise their warrants for cash in exchange for us agreeing to issue such holders replacement warrants equal to the number of warrants exercised pursuant to the proposal. Pursuant to the proposal, we issued an aggregate of 539,324 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire on March 31, 2020.

•	In June of 2013, we issued one of our legal firms a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $1.52 per share in exchange for certain legal work. The warrant has a term of 5 years and will expire on June 1, 2018. The warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In August 2013, we issued one of our advisors a common stock purchase warrant to purchase 2,000,000 shares of our common stock at an exercise price of $3.00 per share in exchange for strategic advisory services. The warrant has a term of 5 years as a result of the advisor reaching certain capital raising milestones. The warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	During September 2013, we issued an aggregate of 72,440 common shares to a broker-dealer as compensation for the cash exercise of 1,448,798 outstanding common stock purchase warrants. Pursuant to the exercise, we received an aggregate of approximately $1,700,000 in proceeds.

•	In January 2014, we issued 459,618 shares of common stock as a result of the cashless exercise of 663,800 warrants with an average price of $1.08.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Statement of Operations Data:	2013	2012	2011	2010	2009
Revenues	$110,000	$407,708	$390,625	$733,438	$-
Total operating expenses	$12,633,941	$10,564,164	$13,381,095	$15,918,319	$10,466,549
Operating loss	$(12,523,941)	$(10,156,456)	$(12,990,470)	$(15,184,881)	$(10,466,549)
Interest expense	$(1,394,274)	$(2,699)	$(821)	$(2,662)	$(776)
Warrant issuance and modification expense	$(5,017,156)	$-	$-	$(1,906,800)	$-
Gain (loss) from change in fair value adjustment of warrant obligations	$(965,329)	$-	$161,809	$(1,352,234)	$83,348
Net loss	$(19,831,862)	$(10,121,517)	$(12,518,527)	$(18,387,300)	$(10,364,363)
Net loss per share - basic and diluted	$(0.27)	$(0.17)	$(0.26)	$(0.42)	$(0.30)

	As of December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
Cash and equivalents	$16,846,052	$7,443,773	$2,352,013	$9,261,233	$2,309,774
Working capital	$11,682,987	$5,896,454	$590,385	$7,093,237	$892,552
Total assets	$19,413,536	$8,750,079	$4,086,177	$10,591,360	$3,007,405
Long-term debt, net of discount	$7,697,331	$-	$-	$-	$-
Fair value of derivative instruments	$1,417,527	$-	$-	$1,250,839	$6,462,039
Total stockholders' equity (deficit)	$8,418,199	$6,972,633	$1,659,818	$7,854,350	$(5,015,456)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.
•	Trends & Outlook— Discussion of what we view as the overall trends affecting our business and the strategy for 2014.
•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•
Results of Operations— Analysis of our financial results comparing the: (i) twelve month period ended December 31, 2013 to the comparable period of 2012 and (ii) twelve month period ended December 31, 2012 to the comparable period of 2011.

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

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license forty-nine (49) U.S. or foreign issued patents and sixty (60) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter 2012 and the first quarter of 2013, we have licensed the use of our intellectual property to third parties.

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

Trends & Outlook

For the years ended December 31, 2013, 2012 and 2011, we generated no revenues from the sale of our proposed therapies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

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

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the years ended December 31, 2013 and 2012, we recognized approximately $110,000 and $173,000 of revenue, respectively related to up-front payments and ongoing fees under these licenses.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our cell based therapy and small molecule compounds. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of contractor and personnel expenses associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as proof of principle for new indications; toxicology studies; costs associated with cell processing and process development; facilities-related costs and supplies. Clinical trial expenses include payments to research organizations, contract manufacturers, clinical trial sites, consultants and laboratories for testing clinical samples.

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

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed into our anticipated Phase II trials.  To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and pre-clinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. Through December 31, 2013 this subsidiary has incurred expenses of approximately $300,000.

 General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Audited Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates- Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss carryforward for tax purposes and our share-based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Long Lived Intangible Assets - Our long lived intangible assets consist our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents.  The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group.  These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset.  If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value.  These determinations use assumptions that are highly subjective and include a high degree of uncertainty.  During the twelve month periods ended December 31, 2013, 2012 and 2011, no significant impairment losses were recognized.

Fair Value Measurements - The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current interest rates offered to the Company for debt of the same remaining maturities.  The fair values of our derivative instruments and certain other accrued expenses are estimated using level 3 unobservable inputs.

Share-Based Compensation- We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model.  Option pricing models require us to make assumptions, including expected volatility and expected term of the options.  If any of the assumptions we use in the model were to significantly change, stock based compensation expense may be materially different.  Share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Comparison of Our Results of Operations for the Year Ended December 31, 2013 and 2012

Revenue

We did not generate any revenues from the sale of our proposed products in 2013 or 2012. During 2012, we recognized revenue of approximately $234,000, for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012.   During 2013 and 2012, we recognized revenue of approximately $110,000 and $173,000, respectively related to the licensing of certain of our intellectual properties to third parties.

Operating Expenses

Operating expenses totaled approximately $12,634,000 and $10,564,000 for 2013 and 2012, respectively.

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Operating Expenses
Research & development costs	$7,134,301	$6,105,984	$1,028,317	17%
General & administrative expenses	5,254,915	4,247,037	1,007,878	24%
Depreciation and amortization	244,725	211,143	33,582	16%
Total expense	$12,633,941	$10,564,164	$2,069,777	20%

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

The increase in research and development expenses was primarily attributable to an approximately $389,000 increase in project and lab expenses, a $136,000 increase in personnel related expenses due to the hiring of additional research and development personnel, a $147,000 increase in travel expenses all due to the ramping up of our clinical trial and research efforts coupled with a $277,000 increase in share-based compensation.

General and Administrative Expenses
General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with finance, legal, human resources, information technology, public relations , facilities and other external general and administrative services.

The increase in general and administrative expenses was primarily attributable to an approximately $494,000 increase in professional services, a $444,000 increase in share-based compensation, a $77,000 increase in insurance premiums and a $57,000 increase in charitable donations, partially offset by a $92,000 decrease in bonus and personnel related expenses.

Depreciation and Amortization
The increase in depreciation and amortization expenses is primarily due to depreciation over fixed assets purchased in 2013 along with amortization of 2013 additions to our patent assets.

Other income (expense)

Other income (expense) totaled approximately ($7,308,000) and $35,000 in the years ended December 31, 2013 and 2012, respectively.  Other expense in 2013 consisted primarily of a $5,017,000 expense related to the modification of certain common stock purchase warrants, $1,394,000 of interest expense primarily related to the Company’s March 2013 long term debt and a $965,000 expense related to the change in fair value of the Company’s warrant liabilities partially offset by approximately $68,000 in interest income.  Other income in 2012 consisted primarily of interest income.

Comparison of Our Results of Operations for the Year Ended December 31, 2012 and 2011

Revenue

We did not generate any revenues from the sale of our proposed products in 2012 or 2011. During 2012 and 2011, we recognized revenue of approximately $234,000 and $391,000, respectively, for our services as principal subcontractor under the DOD contract; this contract was completed in the second quarter of 2012. During 2012, we recognized revenue of approximately $173,000 related to the licensing of certain of our intellectual properties to third parties; we did not recognize any licensing revenue in 2011.

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

The decrease in research and development was primarily attributable to an approximately $1,072,000 decrease in stock based compensation expense coupled with an approximately $450,000 decrease in project expenses related to studies that were completed in 2011 partially offset by increased salary and related expenses due to additional employees in 2012.

General and Administrative Expenses
General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The decrease in general and administrative expenses was primarily attributable to decreases of approximately $797,000 in legal expenses primarily related to patent litigation, $651,000 in stock based compensation expense and $347,000 in employee salary and bonus expenses due to the restructuring of our finance and accounting department in April 2012 partially offset by an increase of approximately $253,000 in consultant fees.

Depreciation and Amortization
The increase in depreciation and amortization expenses of approximately $24,000 is primarily due to increased amortization related to our patent portfolio.

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

Warrant Obligations
The gain from the change in fair value of warrant obligations in 2011 represents the final mark to market adjustment prior to the expiration and exercise of all outstanding warrants that were classified as liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, the exercise of investor warrants, debt financing and to a lesser degree from grants and research contracts.  During 2013 we raised approximately $20.7 million of net proceeds from the following:   approximately $7.6 million from the March 2013 issuance of long term debt, $7.0 million from the sale of our common stock and warrants (including $2.9 million under our At The Market Offering Agreement) and $6.1 million from exercises of investor warrants.  Additionally, subsequent to December 31, 2013, we raised approximately $20 million of gross proceeds from the sale of our securities pursuant to a registered direct offering.

Currently, our monthly cash burn for operations is approximately $900,000.  We anticipate that our available cash, expected income and expected proceeds from the sales of our securities will be sufficient to finance our current activities at least through December 31, 2014, although certain activities and related personnel may need to be reduced.   We cannot assure you that we will be able to secure such additional   financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common shares and general market conditions.

Cash Flows – 2013 compared to 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%

Cash and cash equivalents	$16,846,052	$7,443,773	$9,402,279	126%

Net cash used in operating activities	$(10,591,617)	$(8,477,700)	$(2,113,917)	25%
Net cash used in investing activities	$(537,050)	$(254,858)	$(282,192)	111%
Net cash provided by financing activities	$20,524,702	$13,824,318	$6,700,384	48%

The increase in our cash and cash equivalents from 2012 to 2013 was primarily due to proceeds of approximately $20,708,000 from our debt and equity transactions partially offset by our cash used to fund our operations.

Net Cash Used in Operating Activities
The increase in cash used in operating activities during 2013 as compared to 2012 was primarily related to the ramping up of our clinical trial and other research and development efforts.

Net Cash Used in Investing Activities
The increase in our cash used in investing activities during 2013 as compared to 2012 was primarily attributable to an increased level of property and equipment purchases coupled with an increase in activity related to our patents.

Net Cash Provided by Financing Activities
In 2013 we raised approximately $7,551,000 from the issuance of long-term debt and $13,157,000 from the issuance and sale of our common stock and warrants while in 2012 we raised approximately $13,889,000 from the issuance and sale of our common stock and warrants.

Cash Flows – 2012 compared to 2011

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%

Cash and cash equivalents	$7,443,773	$2,352,013	$5,091,760	216%

Net cash used in operating activities	$(8,477,700)	$(8,096,696)	$(381,004)	5%
Net cash used in investing activities	$(254,858)	$(480,850)	$225,992	-47%
Net cash provided by financing activities	$13,824,318	$1,668,326	$12,155,992	729%

The increase in our cash and cash equivalents from 2011 to 2012 was primarily due to proceeds from our capital market activities during 2012 partially offset by cash used to fund our operations.

Net Cash Used in Operating Activities
The increase in cash used in operating activities during 2012 as compared to 2011 was primarily due to an increase in vendor payments partially offset by cash receipts from our DOD and license agreements in 2012.

Net Cash Used in Investing Activities
The decrease in our cash used in investing activities during 2012 as compared to 2011 was primarily attributable to a decreased level of property and equipment purchases coupled with a decrease in activity related to our patents.

Net Cash Provided by Financing Activities
We raised approximately $13,889,000 and $1,668,000 in net proceeds from the issuance and sale of our securities during 2012 and 2011, respectively.

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

In January, 2014 we closed on a registered direct offering providing for $20 million of gross proceeds from the sale of 6,872,859 shares of our common stock and 3,436,435 common stock purchase warrants.  This offering was pursuant to our $50 million shelf registration statement declared effective by the SEC on September 13, 2013 (Registration No. 333-169847).

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective by the SEC on September 13, 2013 (Registration No. 333-169847) In 2013, we sold a total of 1,140,994 shares of our common stock under the sales agreement at an average price per share of $2.64 for gross proceeds of approximately $3.0 million.  In connection with the sales, our sales agent was paid a fee of 4% of gross sales or approximately $121,000.  Notwithstanding the foregoing as a result of other takedowns from our shelf registration statement, future sales under our At the Market Offering Agreement are limited to approximately $14 million which is the amount available under our shelf registration statement.

Subsequent to December 31, 2013 through February 28, 2014, we received approximately $800,000 from the exercise of certain common stock purchase warrants.

As of February 28, 2014 we have approximately $14.0 million remaining under our shelf registration statement.  We anticipate conducting financing in the future based on our current and future shelf registration statements when and if financing opportunities arise.

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

Contractual Obligations

As of December 31, 2013, our contractual obligations were as follows:

	Less than 1
Contractual Obligations	year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating facility leases	$114,331	$57,856	$-	$-	$172,187
Long-term debt	2,939,989	5,060,011	-	-	8,000,000
Total contractual obligations	$3,054,320	$5,117,867	$-	$-	$8,172,187

Off-balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents which are held at highly rated United States financial institutions and at times maintain the balances of our deposits in excess of federally insured limits.  We invest our cash in instruments with short-term maturities with the objective of preserving capital.  Because of the short-term maturities, we do not believe that a one-half percentage point increase or decrease in interest rates would have had a material effect on our interest income.

We are subject to interest rate risk for our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate.  For the year ended December 31, 2013 a one percentage point increase in the prime rate would have increased our interest expense by approximately $60,000.

Our foreign operations in China subject us to changes in foreign exchange rates.  Changes in rates for the year ended December 31, 2013 would not have had a material effect as the operations were limited.  Future changes to foreign exchange rates could have a material on us as our clinical trial activity increases.

Our derivative instruments are carried at fair value using an option pricing model; therefore, a 10% increase or decrease in the price of our common stock at December 31, 2013 would have resulted in a change in the fair value of our derivative instruments of approximately $175,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neuralstem,
Inc. Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Neuralstem, Inc. (the “Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over consolidated financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Neuralstem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company

Baltimore, Maryland
March 10, 2014

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,846,052	$7,443,773
Billed and unbilled receivables	10,000	3,333
Deferred financing fees, current portion	507,334	-
Prepaid expenses	255,733	205,651
Total current assets	17,619,119	7,652,757

Property and equipment, net	230,971	230,397
Patents, net	1,137,701	807,357
Deferred financing fees, net of current portion	360,848	-
Other assets	64,897	59,568
Total assets	$19,413,536	$8,750,079

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,196,190	$1,199,662
Accrued bonuses	465,868	465,865
Current portion of long term debt, net of discount	2,763,121	-
Derivative instruments	1,417,527	-
Other current liabilities	93,426	90,776
Total current liabilities	5,936,132	1,756,303

Long term debt, net of discount and current portion	4,934,210	-
Other long term liabilities	124,995	21,143
Total liabilities	10,995,337	1,777,446

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 77,886,031 and 68,189,314 shares issued and outstanding in 2013 and 2012, respectively	778,860	681,893
Additional paid-in capital	136,058,135	114,884,915
Accumulated other comprehensive income	7,241	-
Accumulated deficit	(128,426,037)	(108,594,175)
Total stockholders' equity	8,418,199	6,972,633
Total liabilities and stockholders' equity	$19,413,536	$8,750,079

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012	2011

Revenues	$110,000	$407,708	$390,625

Operating expenses:
Research and development costs	7,134,301	6,105,984	7,354,857
General and administrative expenses	5,254,915	4,247,037	5,839,188
Depreciation and amortization	244,725	211,143	187,050
Total operating expenses	12,633,941	10,564,164	13,381,095
Operating loss	(12,523,941)	(10,156,456)	(12,990,470)

Other income (expense):
Interest income	68,000	34,154	60,955
Interest expense	(1,394,274)	(2,699)	(821)
Warrant modification expense	(5,017,156)	-	-
Gain (loss) from change in fair value of derivative instruments	(965,329)	-	161,809
Litigation settlement	838	3,484	250,000
Total other income (expense)	(7,307,921)	34,939	471,943

Net loss	$(19,831,862)	$(10,121,517)	$(12,518,527)

Net loss per share - basic and diluted	$(0.27)	$(0.17)	$(0.26)

Weighted average common shares outstanding - basic and diluted	72,279,210	58,153,929	48,340,557

Comprehensive loss:
Net loss	$(19,831,862)	$(10,121,517)	$(12,518,527)
Foreign currency translation adjustment	7,241	-	-
Comprehensive loss	$(19,824,621)	$(10,121,517)	$(12,518,527)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Common Stock Shares	Common Stock Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2011	46,897,529	$468,975	$93,339,506	$-	$(85,954,131)	$7,854,350
Share based payments	-	-	2,924,089	-	-	2,924,089
Issuance of common stock from warrants exercised, net of issuance costs of $158,020	1,468,775	14,688	1,653,638	-	-	1,668,326
Issuance of restricted common stock and restricted common stock units in payment for 2010 executive bonuses	-	-	77,500	-	-	77,500
Warrant issuances and modifications	-	-	1,089,030	-	-	1,089,030
Issuance of common stock for prepaid consulting services	315,814	3,158	561,892	-	-	565,050
Net loss	-	-	-	-	(12,518,527)	(12,518,527)
Balance at December 31, 2011	48,682,118	486,821	99,645,655	-	(98,472,658)	1,659,818
Share based payments	-	-	1,369,886	-	-	1,369,886
Issuance of common stock at $1.02 from warrants exercised	200,000	2,000	202,000	-	-	204,000
Issuance of common stock for professional services, net of returned shares for amended agreement	174,209	1,742	173,296	-	-	175,038
Issuance of common stock and warrants from capital raises, net of issuance costs of $1,274,592	19,100,000	191,000	13,494,408	-	-	13,685,408
Issuance of common stock from vested restricted stock units	32,987	330	(330)	-	-	-
Net loss	-	-	-	-	(10,121,517)	(10,121,517)
Balance at December 31, 2012	68,189,314	681,893	114,884,915	-	(108,594,175)	6,972,633
Share based payments	-	-	1,665,155	-	-	1,665,155
Issuance of common stock for warrant exercises, net of fees of $113,200	5,302,935	53,029	5,979,277			6,032,306
Issuance of common stock and replacement warrants as inducement for warrant exercises	72,440	724	5,016,432			5,017,156
Issuance of common stock and warrants for professional services, net of forfeited shares	332,848	3,329	1,503,419			1,506,748
Issuance of common stock and warrants from capital raises, net of issuance costs of $534,825	3,988,494	39,885	7,008,937			7,048,822
Foreign currency translation adjustments				7,241		7,241
Net loss	-	-	-	-	(19,831,862)	(19,831,862)
Balance at December 31, 2013	77,886,031	$778,860	$136,058,135	$7,241	$(128,426,037)	$8,418,199

See accompanying notes to consolidated financial statements

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(19,831,862)	$(10,121,517)	$(12,518,527)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	244,725	211,143	187,050
Share based compensation expenses	2,331,401	1,610,845	3,333,099
Amortization of deferred financing fees and debt discount	694,175	-	-
Warrant modification expense	5,017,156	-	-
(Gain) loss from change in fair value of warrant obligations	965,329	-	(161,809)

Changes in operating assets and liabilities:
Billed and unbilled receivables	(6,667)	231,042	(234,375)
Prepaid expenses	125,470	164,117	(27,429)
Other current assets	-	-	322,127
Other assets	(5,183)	15,826	(14,519)
Accounts payable and accrued expenses	(116,750)	(644,022)	888,252
Accrued bonus expense	3	24,309	129,435
Other current liabilities	2,469	30,557	-
Other liabilities	(11,883)	-	-
Net cash used in operating activities	(10,591,617)	(8,477,700)	(8,096,696)

Cash flows from investing activities:
Patent costs	(411,688)	(215,638)	(284,438)
Purchase of property and equipment	(125,362)	(39,220)	(196,412)
Net cash used in investing activities	(537,050)	(254,858)	(480,850)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	6,107,842	204,000	1,668,326
Proceeds from sale of common stock and warrants, net of issuance costs	7,048,822	13,685,408	-
Proceeds from issaunce of long-term debt, net of issuance costs	7,551,329	-	-
Payments on Note Payable	(183,291)	(65,090)	-
Net cash provided by financing activities	20,524,702	13,824,318	1,668,326
Effects of exchange rates on cash	6,244	-	-
Net increase (decrease) in cash and cash equivalents	9,402,279	5,091,760	(6,909,220)

Cash and cash equivalents, beginning of period	7,443,773	2,352,013	9,261,233

Cash and cash equivalents, end of period	$16,846,052	$7,443,773	$2,352,013

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012	2011

Supplemental cash flow information:
Cash paid for interest	$624,321	$2,699	$821
Cash paid for income taxes	$-	$-	$-

Supplemental schedule of non cash investing and financing activities:
Extinguishment of warrant obligations through exercise, expiration and modification	$-	$-	$1,089,030
Issuance of common stock for services, net of returned shares for amended agreement	$-	$175,038	$565,050
Issuance of common stock and options for executive bonuses	$-	$141,119	$77,500
Financing of insurance premiums through note payable	$183,472	$146,452	$-
Issuance of common stock for exercise of restricted stock units	$-	$330	$-
Issuance of warrants for vendor services	$658,326	$-	$-
Issuance of common stock for cashless exercise of warrants	$587,500	$-	$-
Issuance of warrants for fees related to debt issaunce	$452,187	$-	$-
Issuance of common stock for fees related to debt issuance	$396,234	$-	$-

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Business

Nature of business
Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report.  Beginning in 2013, our investment in, and the operations of, our wholly-owned and controlled subsidiary located in China are consolidated in our consolidated financial statements; previously, all investments in China were expensed as incurred.  The impacts of this change were not material to any period presented.

Neuralstem is a biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases.  The Company was founded in 1997 and currently has laboratory and office space in Rockville, Maryland and laboratory facilities in San Diego, California and in the People’s Republic of China.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, the fact that Neuralstem’s technologies are new and may not allow the Company or its customers to develop commercial products, regulatory requirements associated with drug development efforts and the intense competition in the genomics industry. The Company’s success depends, in part, upon successfully raising additional capital, prospective product development efforts, the acceptance of the Company’s proposed products by the marketplace, and approval of the Company’s proposed products by various U.S. and foreign governmental agencies.

Note 2. Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Liquidity
Our consolidated financial statements have been prepared in accordance with U.S. GAAP.  The financial statements include the accounts of the Company and our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated.

The Company's operations currently do not generate significant cash.  The Company's management does not know when this will change.  The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products.  While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through December 31, 2014.

No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our products, or (ii) FDA approval will ever be granted for our product candidates.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The financial statements include significant estimates for the value and expected economic life of our patent technology, our net operating loss carryforward for tax purposes, the fair value of our derivative instruments and our share-based compensation related to employees and directors, consultants and investment banks, among other things.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Foreign Currency Translation
The functional currency of our wholly owned foreign subsidiary is its local currency.  Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive income or loss, a component of stockholders' equity.   Transaction gains or losses are included in the determination of net loss.

Cash, Cash Equivalents and Credit Risk
Cash deposited with banks and other financial institutions may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents.  Cash equivalents consist of investments in low risk, highly liquid money market funds and certificates of deposit with original maturities of 90 days or less. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment thereby reducing credit risk concentrations.  We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy.  To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents.

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

For periods of net income when the effects of potential common shares are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of dilutive potential common shares. Dilutive potential common shares consist primarily of stock options, restricted share units and stock warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2013, 2012 and 2011.  A total of approximately 38.2, 35.0 and 24.5 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2013, 2012 and 2011, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation
We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units granted to employees and board members is determined at the grant date based on the closing price of our common stock on that date.  The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets
We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2013, 2012 and 2011.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company has segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of other short-term financial instruments (primarily accounts payable and certain accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our long-term indebtedness approximates its carrying value.

The Company has common stock purchase warrants issued in conjunction with its March 2013 debt offering (see Notes 4 and 5) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs.  In 2013, the Company also issued certain stock options that were subject to shareholder approval (subsequently received) at issuance and were recorded as an accrued liability carried at fair market value using Level 3 inputs.  These inputs include expected term, expected dividends and expected volatility.

The following table identifies the carrying amounts of such assets and liabilities:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$1,417,527	$1,417,527

The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012 or 2011.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs:

	Derivative Instruments - Stock Purchase Warrants	Stock Options
Balance at January 1, 2011	$1,250,839	$-
Extinguishment through warrant exercises and modifications	(1,089,030)	-
Change in fair value	(161,809)	-
Balance at December 31, 2011	-	-
Issuance	-	-
Change in fair value	-	-
Balance at December 31, 2012	-	-
Issuance	452,198	35,000
Satisfaction of contingency	-	(54,881)
Change in fair value	965,329	19,881
Balance at December 31, 2013	$1,417,527	$-

The losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying statements of operations. The change in fair value of the contingent stock options is classified as share-based compensation.  The fair values of both the common stock purchase warrants and the contingent stock options are determined based on the Black-Scholes option pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis
The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company measures its long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.  No such fair value impairment was recognized in the years ended December 31, 2013, 2012 or 2011.

Note 4.   Debt

In March 2013, the Company entered into a Loan and Security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met.  The loan is collateralized by substantially all of the Company’s assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016.  Our weighted average interest on outstanding borrowings was 11% for the year ended December 31, 2013.  The loan calls for interest only payments through December 2013 at which time principal and interest payments of approximately $300,000 begin through maturity.  The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.  Principal payments due under this loan are approximately $2,940,000, $3,280,000 and $1,780,000 in 2014, 2015 and 2016, respectively.

In conjunction with the loan agreement, the Company issued to the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.0789 per share.  This warrant contains non-standard anti-dilution protection and, consequently, is being accounted for as a derivative instrument and is recorded at fair market value each period (see Note 3).  The allocation of proceeds to this warrant resulted in a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method.

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

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers.  Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options.  Our stock options and warrants have lives of up to ten years from the grant date.  The stock options or warrants vest either upon the grant date or over varying periods of time.  The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares.  Vesting of the restricted stock units is similar to that of stock options.  As of December 31, 2013, we have approximately 43.3 million shares of common stock reserved for issuance of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period and recognized approximately $2,331,000, $1,611,000 and $3,333,000 in total share-based compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2013	2012	2011

Research and development costs	$932,200	$655,303	$1,727,042
General and administrative expenses	1,399,201	955,542	1,606,057
Total	$2,331,401	$1,610,845	$3,333,099

Stock Options
A summary of stock option activity and related information for the year ended December 31, 2013 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	14,787,287	$1.98	6.1	$1,926,000
Granted	3,840,962	$1.11
Exercised	-	$-
Forfeited/Expired	(51,042)	$2.72
Outstanding at December 31, 2013	18,577,207	$1.79	5.8	$24,000,710

Exercisable at December 31, 2013	12,659,353	$2.14	4.5	$12,938,385

Vested and expected to vest at December 31, 2013	18,577,207	$1.79	5.8	$24,000,710

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,400,000	$0.78	6.3	$15,734,000
$1.01 - $2.00	4,296,837	$1.19	7.6	7,381,481
$2.01 - $3.00	2,077,037	$2.48	5.4	885,229
$3.01 - $4.00	4,803,333	$3.59	3.7	-
	18,577,207	$1.79	5.8	$24,000,710

The Company uses the Black-Scholes option pricing model to calculate the fair value of options.  Significant assumptions used in this model include:
Year Ended December 31,
	2013	2012	2011

Annual dividend	-	-	-
Expected life (in years)	3.0 - 6.5	2.0 - 4.0	2.0 - 3.5
Risk free interest rate	0.29% - 2.43%	0.24% - 0.65%	0.25% - 1.39%
Expected volatility	65.1% - 77.5%	55.5% - 77.4%	66.9% - 75.4%

The Company estimates the expected term using the "simplified-method" as it does not have sufficient historical exercise data to provide a reasonable estimate.

The options granted in the years ended December 31, 2013, 2012 and 2011 had weighted average grant date fair values of $1.01, $0.49 and $1.64, respectively.  The total fair value of the options vested during the years ended December 31, 2013, 2012 and 2011 was approximately $1,170,000, $557,000 and $3,096,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2013 was approximately $4,498,000 to be recognized over approximately 2.9 years.

RSUs
We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting of the RSUs, and subject to certain restrictions regarding the exercise of the RSUs.  The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our RSU activity for the years ended December 31, 2013 follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	371,491	$2.10
Granted	30,702	$1.14
Vested and converted to common shares	-	$-
Forfeited	(568)	$1.19
Outstanding at December 31, 2013	401,625	$2.03

Exercisable at December 31, 2013	389,465	$2.06

The RSUs granted in the years ended December 31, 2013, 2012 and 2011 had weighted average grant date fair values of $1.14, $1.19 and $2.02, respectively.  The total fair value of the shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $254,000, $248,000 and $256,000, respectively.

Unrecognized compensation cost for unvested RSUs outstanding at December 31, 2013 was approximately $14,000 to be recognized over approximately 1.1 years.

Stock Purchase Warrants
Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers.  In 2013, warrants were issued in conjunction with the March 2013 debt transaction, the September 2013 registered direct offering and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the year ended December 31, 2013 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	19,840,176	$2.08	3.5	$854,649

Granted	7,761,211	$1.83	4.0
Exercised	(5,302,935)	$1.30
Forfeited	(2,711,633)	$3.10
Outstanding at December 31, 2013	19,586,819	$1.96	3.4	$21,146,495

Exercisable at December 31, 2013	17,992,219	$1.80	3.0	$19,695,409

The stock purchase warrants granted in the years ended December 31, 2013, 2012 and 2011 had a weighted average grant date fair value of $0.82, $0.47 and $0.80, respectively.  All stock purchase warrants were classified as equity with the exception of the warrant issued to the lender in the March 2013 debt transaction (see Note 4).

Stock purchase warrants exercised in 2013, 2012 and 2011 had an intrinsic value of approximately $3,550,000, $30,000, and 1,150,000, respectively.

Common Stock
In the first quarter of 2011, we issued common stock as a result of several warrant holders exercising their common stock purchase warrants.  We issued a total of 1,468,775 shares of common stock at prices ranging from $1.10 to $1.25 generating net proceeds of approximately $1,668,000.

In April 2011, we issued 120,000 common shares to a consultant in lieu of cash compensation for services valued at approximately $240,000.

In September 2011, we issued 195,814 shares of common stock to a consultant in lieu of cash compensation for services valued at approximately $325,000.

In February 2012, the Company completed a registered direct offering of 5,200,000 shares of common stock at a price of $1.00 per share, and 5,200,000 common stock purchase warrants, each with an exercise price of $1.02 per share and exercisable starting six months from the issuance date for a term of five years. The Company received aggregate gross proceeds of $5,200,000, which will be used for general corporate purposes, including ongoing U.S. clinical trials. Net proceeds were approximately $4,877,000.  The warrants are classified within equity.

In March 2012, pursuant to the terms of a consulting agreement entered into in January of 2010 and amended May 14, 2010 and February 7, 2011, we issued: (i) 180,000 common shares; and (ii) a common stock purchase warrant entitling the holder to purchase 510,821 shares of common stock at $0.99 per share as compensation for business advisory services.  The warrant was exercisable immediately, expires on January 6, 2022, and is freely assignable in whole or in part.  We also agreed to register the shares underlying the warrant with the SEC for resale.  The warrant was valued at approximately $166,000 and is classified within equity.

In August 2012, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a price of $0.40 per share.  The Company received aggregate gross proceeds of $2,760,000, which will be used for general corporate purposes, including ongoing clinical trials.  Net proceeds were approximately $2,441,000.  In connection with the offering, the Company issued the underwriter a common stock purchase warrant to purchase 300,000 shares; the warrant has an exercise price of $0.50 per share and is exercisable for five years.  The warrant is classified within equity.

In September 2012, the Company completed a registered direct offering of 7,000,000 shares of common stock at a price of $1.00 per share.  The Company received aggregate gross proceeds of $7,000,000, which will be used for general corporate purposes, including ongoing clinical trials.  Net proceeds were approximately $6,368,000.  In connection with the offering, the Company issued the placement agent a common stock purchase warrant to purchase 350,000 shares; the warrant has an exercise price of $1.25 per share and is exercisable for five years.  The warrant is classified within equity.

In October of 2012, we entered into a consulting agreement related to the marketing of NS-189, our small molecule compound to other pharmaceutical and drug development companies. As partial consideration for the services to be rendered, we issued an aggregate of 25,000 shares of our common stock which vests over the initial five month term of the agreement.

In December 2012, we issued 200,000 shares of common stock as a result of a warrant holder exercising their common stock purchase warrant.  The stock was issued at $1.02 and generated approximately $204,000 in net proceeds.

In January and February 2013, we issued 258,000 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants.  The shares were issued at $1.25 per share and generated approximately $323,000 in net proceeds.  In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 258,000 replacement warrants.  The replacement warrants have an exercise price of $1.25 and expire in March 2020.  We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants.  Such expense is classified as warrant modification expense.  The warrants are classified within equity.

In March 2013, we issued 350,650 shares of common stock and 1,297,607 common stock purchase warrants to various parties in conjunction with our debt transaction (see Note 4).

In May 2013, we issued 440,000 shares of common stock as a result of a certain warrant holder exercising their common stock purchase warrants.  The shares were issued at $1.07 per share and generated approximately $433,000 in net proceeds.  In conjunction with the exercise we modified the warrants to reduce the exercise price to $1.07 and issued 440,000 replacement warrants.  The replacement warrants have an exercise price of $1.25 and expire in May 2016.  We recognized expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense.  The warrants are classified within equity.

In May 2013, we issued 689,675 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants.  The shares were issued at $1.25 per share and generated approximately $844,000 in net proceeds.  In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 689,675 replacement warrants.  The replacement warrants have an exercise price of $1.25 and expire in March 2020.  We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense.  The warrants are classified within equity.

In May and June 2013, we issued 378,809 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants.  The shares were issued at $1.25 per share and generated approximately $474,000 in net proceeds.  In conjunction with the exercise we issued 378,809 replacement warrants.  The replacement warrants have an exercise price of $1.25 and expire in March 2020.  We recognized an expense for the value of the replacement warrants; such expense is classified as warrant modification expense.  The warrants are classified within equity.

In May and June 2013, we issued 300,000 shares of our common stock to a warrant holder as a result of their exercising their common stock purchase warrants.  The shares were issued at $1.02 and generated approximately $306,000 in net proceeds.

In July 2013, we issued 942,520 shares of our common stock to a warrant holder as a result of their exercising their common stock purchase warrants.  The shares were issued at $1.25 per share and generated approximately $1,178,000 in net proceeds.  In conjunction with the exercises we modified 782,005 of the warrants to reduce the exercise price to $1.25 and issued 942,520 replacement warrants.  The replacement warrants have an exercise price of $1.25 and expire in March 2020.  We recognized an expense for the value of the replacement warrants and the reduction of the strike price on the original warrants; such expense is classified as warrant modification expense.  The warrants are classified within equity.

In July 2013, we issued 100,000 shares of common stock as a result of a warrant holder exercising their common stock purchase warrants.  The shares were issued at $1.02 and generated approximately $102,000 in net proceeds.

In September 2013, we issued 1,448,798 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants.  The shares were issued at $1.25 per share (800,000 shares) and $1.08 per share (648,798 shares) and generated approximately $1,700,000 in net proceeds.  In conjunction with the exercise we issued an additional 72,440 shares of our common stock as a commission for exercise.  We recognized an expense for the value of the additional common stock; such expense is classified as warrant modification expense.

In September and December 2013, we issued 344,000 shares of common stock as a result of certain warrant holders exercising their common stock purchase warrants.  340,000 shares of stock were issued at $2.13 while 4,000 shares of stock were issued at $1.56.  The exercises generated approximately $730,000 net proceeds.

In September 2013, we issued 401,133 shares of our common stock as a result of certain warrant holders exercising the cashless exercise provision of their common stock purchase warrants with an average strike price of $0.90.  Such exercises resulted in 248,867 warrants being forfeited and resulted in no net proceeds to the Company.

In September 2013, the Company completed a registered direct placement of 2,847,500 shares of common stock at a price of $1.60 per share.  The Company received aggregate gross proceeds of $4,556,000; net proceeds were approximately $4,242,000.  In connection with the offering, the Company issued common stock purchase warrants to purchase 1,423,750 shares of our common stock; the warrants have an exercise price of $2.00 and are exercisable for five years.  Additionally, we issued a common stock purchase warrant to the placement agent for the purchase of up to 170,850 shares; the warrant has an exercise price of $2.00 per share and is exercisable for 19 months.  The warrants are classified within equity.

In November and December 2013, we issued 1,140,994 shares of common stock as a result of sales under our At the Market Offering Agreement.   The shares were sold at an average price of $2.64 per shares and generated approximately $2,895,000 in net proceeds.

Note 6.  Property and Equipment
The major classes of property and equipment consist of the following at December 31:

	2013	2012
Furniture and fixtures	$21,036	$21,298
Computers and office equipment	58,741	89,492
Lab equipment	497,328	543,251
	577,105	654,041
Less accumulated depreciation	(346,134)	(423,644)
Property and equipment, net	$230,971	$230,397

The above includes approximately $78,000 of equipment located at our research facility in China.  Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets.  Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $126,000, $101,000 and $104,000, respectively.

Note 7.  Intangible Assets
The Company holds patents related to its stem cell and small molecule technologies.  Patent costs are capitalized and are being amortized over the life of the patents.  The weighted average remaining unamortized life of issued patents was approximately 10.9, years at December 31, 2013. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2013, 2012 and 2011, no significant impairment losses were recognized.  The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2013 and 2012:

	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patent asset	$1,539,349	$(401,648)	$1,137,701	$1,121,839	$(314,482)	$807,357

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $119,000, $110,000 and $83,000, respectively.

The expected future annual amortization expense is approximately $117,000 for each of the next five years based on current balances of our intangible assets.

Note 8.  Income Taxes
 Our provision for income taxes for 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total current provision	-	-	-

Deferred provision (benefit):
Federal	(4,436,239)	(3,537,536)	(4,121,162)
State	502,696	(505,362)	(588,737)
Foreign	-	-	-
Total deferred provision (benefit)	(3,933,543)	(4,042,898)	(4,709,899)
Change in valuation allowance	3,933,543	4,042,898	4,709,899
Consolidated income tax provision	$-	$-	$-

 We provide a full valuation allowance on our net deferred tax assets because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the asset reversal periods.

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2013	2012	2011
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefits	(5.3)%	(5.0)%	(5.0)%
Warrant inducement expense	9.9%	0.0%	0.0%
Other	9.5%	(0.9)%	1.4%
Valuation allowance	19.9%	39.9%	37.6%
Total	0.0%	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2013 and 2012:

	2013	2012
Net operating loss carryforwards	$31,541,018	$28,564,716
Stock based compensation expense	9,923,714	9,173,701
Tax credit carryforwards and other	1,241,115	1,033,887
	42,705,847	38,772,304

Valuation allowance	(42,705,847)	(38,772,304)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $82.0 million and $71.4 million, excluding stock-based compensation NOLs, at December 31, 2013 and 2012, respectively, which will expire beginning in 2016.  The Company also has certain Federal tax credit carryforwards that will expire beginning in 2017.  The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 1996 due to the taxing authority’s ability to adjust operating loss carryforwards.

Note 9. Selected Quarterly Data (Unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31:

	Quarter Ended
	2013
	March 31	June 30	September 30	December 31

Revenues	$102,500	$2,500	$2,500	$2,500
Operating loss	$(2,891,780)	$(3,235,602)	$(3,633,986)	$(2,762,573)
Net loss	$(3,590,087)	$(6,251,630)	$(6,686,957)	$(3,303,188)
Net loss per share - basic and diluted	$(0.05)	$(0.09)	$(0.09)	$(0.04)

	Quarter Ended
	2012
	March 31	June 30	September 30	December 31

Revenues	$156,250	$78,125	$170,833	$2,500
Operating loss	$(2,463,216)	$(2,383,255)	$(2,583,159)	$(2,726,826)
Net loss	$(2,452,781)	$(2,376,381)	$(2,577,391)	$(2,714,964)
Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.04)

The sum of the quarterly per share amounts does not equal the annual amounts due to changes in the weighted average number of common shares outstanding during the year.

Note 10. Commitments and Contingencies
We currently lease three facilities located in the United States.  Our executive offices and primary research facilities are located at 9700 Great Seneca Highway, Rockville, Maryland.  We lease these facilities consisting of approximately 3,200 square feet.  In January 2014, we entered into a lease amendment with our existing landlord to move our executive offices and research facilities to occupy substantially the same amount of space in Germantown, Maryland.  The amended lease provides for monthly lease payments of approximately $6,000 per month with the initial term expiring on December 31, 2014.  The lease provides for two one-year extensions at the Company’s option.

In July 2011, we entered into a lease for research space in San Diego, California, for a base rent amount of approximately $5,000 per month plus certain additional monthly fees to be determined based on usage.  This lease expired on August 31, 2013 and is currently on a month to month basis.

In October 2011, we entered into a lease, consisting of approximately 3,000 square feet of additional research space in San Diego, California for approximately $6,800 per month.  The term of this lease expires on August 31, 2015.

We also lease a research facility in People’s Republic of China.  This lease expired on September 30, 2013 and was subsequently renewed through September 30, 2014 for approximately, $2,000 per month.

Future minimum payments under all leases at December 31, 2013 are as follows:

Year	Amount
2014	$114,331
2015	57,856
2016	-
2017	-
2018	-
2019 and thereafter	-
Total minimum payments	$172,187

The above table reflects future minimum payments at December 31, 2013 and does not reflect the minimum payments under our lease amendment executed in January 2014.  The minimum payments under this amended lease are approximately $81,000.

The Company recognized approximately $277,000, $240,000 and $226,000, in rent expense for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Note 11. Subsequent Events

In January, 2014, we closed on a registered direct offering providing for $20 million of gross proceeds from the sale of 6,872,859 shares of our common stock and 3,436,435 common stock purchase warrants.  This offering was pursuant to our $50 million shelf registration statement declared effective by the SEC on September 13, 2013.  Additionally, as a result of this transaction an advisor to the Company met certain capital raising milestones and consequently, the term of their common stock purchase warrant was extended to 5 years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer (who is also the Company’s acting principal financial officer) and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer (who is also the Company’s acting principal financial officer) and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s principal executive officer (who is also the Company’s acting principal financial officer) and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Stegman & Company, an independent registered public accounting firm, and the Firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-k.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and is incorporated herein by reference.  Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.  The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2014 Proxy Statement and is incorporated herein by reference.

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

NEURALSTEM, INC

Dated: March 10, 2014	By:	/S/ I Richard Garr
I Richard Garr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	March 10, 2014
I. Richard Garr	(Principal executive officer)

/s/ I. Richard Garr	Chief Financial Officer (Principal financial and accounting officer)	March 10, 2014
I. Richard Garr

/s/ Karl Johe	Chairman of the Board and Director	March 10, 2014
Karl Johe

/s/ William Oldaker	Director	March 10, 2014
William Oldaker

/s/ Scott V. Ogilvie	Director	March 10, 2014
Scott V. Ogilvie

/s/ Stanley Westreich	Director	March 10, 2014
Stanley Westreich

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10		8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008		10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.12	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.13	Form of Outside Director Agreement	*

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of Registrant	*

23.01	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

* Filed herein
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*** Furnished herein

