Form 10-Q
period 2014-03-31
Neuralstem, Inc.
filed 2014-05-12
CIK 1357459

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-1357459

NEURALSTEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

20271 Goldenrod Lane
Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301)-366-4841

9700 Great Seneca Highway, Rockville, Maryland 20850
(Former Address of principal executive offices)

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

As of April 30, 2014, there were 86,762,455 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,342,736	$16,846,052
Short-term investments	15,000,000	-
Billed and unbilled receivables	11,359	10,000
Deferred financing fees, current portion	435,547	507,334
Prepaid expenses	319,616	255,733
Total current assets	34,109,258	17,619,119

Property and equipment, net	310,375	230,971
Patents, net	1,190,625	1,137,701
Deferred financing fees, net of current portion	248,688	360,848
Other assets	64,850	64,897
Total assets	$35,923,796	$19,413,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,771,111	$1,662,058
Current portion of long term debt, net of discount	2,849,812	2,763,121
Derivative instruments	-	1,417,527
Other current liabilities	53,280	93,426
Total current liabilities	4,674,203	5,936,132

Long term debt, net of discount and current portion	4,192,538	4,934,210
Other long term liabilities	160,338	124,995
Total liabilities	9,027,079	10,995,337

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 150 million shares authorized, 86,688,613 and 77,886,031 shares outstanding in 2014 and 2013, respectively	866,886	778,860
Additional paid-in capital	160,368,948	136,058,135
Accumulated other comprehensive income	5,977	7,241
Accumulated deficit	(134,345,094)	(128,426,037)
Total stockholders' equity	26,896,717	8,418,199
Total liabilities and stockholders' equity	$35,923,796	$19,413,536

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2014	2013

Revenues	$4,167	$102,500

Operating expenses:
Research and development expenses	1,571,221	1,748,347
General and administrative expenses	3,519,359	1,195,840
Depreciation and amortization	90,488	50,093
Total operating expenses	5,181,068	2,994,280
Operating loss	(5,176,901)	(2,891,780)

Other income (expense):
Interest income	24,718	9,925
Interest expense	(432,741)	(48,257)
Warrant modification expense	-	(666,736)
Gain (loss) from change in fair value of derivative instruments	(334,133)	6,518
Other income	-	243
Total other income (expense)	(742,156)	(698,307)

Net loss	$(5,919,057)	$(3,590,087)

Net loss per share - basic and diluted	$(0.07)	$(0.05)

Weighted average common shares outstanding - basic and diluted	85,750,298	68,700,709

Comprehensive loss:
Net loss	$(5,919,057)	$(3,590,087)
Foreign currency translation adjustment	(1,264)	-
Comprehensive loss	$(5,920,321)	$(3,590,087)

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,919,057)	$(3,590,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	90,488	50,093
Share based compensation expense	2,440,999	476,711
Amortization of deferred financing fees and debt discount	224,795	22,903
Warrant modification expense	-	666,736
(Gain) Loss from change in fair value of derivative instruments	334,133	(6,518)

Changes in operating assets and liabilities:
Billed and unbilled receivables	(1,359)	(100,922)
Prepaid expenses	(64,963)	(18,325)
Accounts payable and accrued expenses	184,745	(11,321)
Other current liabilities	626	607
Other long term liabilities	(3,231)	(2,605)
Net cash used in operating activities	(2,712,824)	(2,512,728)

Cash flows from investing activities:
Purchases of short-term investments	(15,000,000)	-
Patent costs	(112,068)	(95,161)
Purchase of property and equipment	(111,087)	(1,656)
Net cash used in investing activities	(15,223,155)	(96,817)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	1,391,466	322,500
Proceeds from issuance of common stock from options exercised	113,000	-
Proceeds from sale of common stock and warrants, net of issuance costs	19,101,034	-
Proceeds from long term debt, net of issuance costs	-	7,551,329
Payment of taxes on stock option exercise	(426,212)	-
Payments of long term debt	(704,818)	-
Payments of short term notes payable	(40,772)	(48,817)
Net cash provided by financing activities	19,433,698	7,825,012
Effects of exchange rates on cash	(1,035)	-
Net increase in cash and cash equivalents	1,496,684	5,215,467

Cash and cash equivalents, beginning of period	16,846,052	7,443,773

Cash and cash equivalents, end of period	$18,342,736	$12,659,240

Supplemental disclosure of cash flows information:
Cash paid for interest	$214,622	$910

Supplemental schedule of non cash investing and financing activities:
Prepayment of services through warrant issuance	$-	$6,478
Issuance of common stock for cashless exercise of warrants	$819,463	$-
Issuance of common stock for cashless exercise of options	$254,200	$-
Issuance of common stock for fees related to debt issuance	$-	$396,234
Issuance of warrants for fees related to debt issuance	$-	$452,187

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014, and as may be amended.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Beginning in the quarter ended September 30, 2013, our investment in, and the operations of, our wholly-owned and controlled subsidiary located in China are consolidated in our condensed consolidated financial statements; previously, all investments in China were expensed as incurred. The impact of this change was not material in any period presented.

Our operations currently do not generate significant cash. Our management does not know when or if this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the our stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through March 31, 2015.

No assurance can be given that (i)  FDA approval will ever be granted for us to market and sell our product candidates, or (ii) that if FDA approval is granted, that we will ever be able to sell our products or be profitable.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments are estimated using level 3 unobservable inputs. See Note 3 for further details.

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

Cash, Cash Equivalents, Short-Term Investments and Credit Risk

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

Short-term investments consist entirely of fixed income certificates of deposit (“CDs”) with original maturities of greater than 90 days and not more than one year. The Company did not have any short-term investments at December 31, 2013.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. In addition, our certificates of deposit are invested through the Certificate of Deposit Account Registry Service (“CDARS”) program which reduces or eliminates our risk related to concentrations of investments above FDIC insurance levels. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and short-term investments.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated exclusively with the pre-clinical development and clinical trials of our product candidates.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2014 and 2013. A total of approximately 39.8 million and 37.4 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2014 and 2013, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three month periods ended March 31, 2014 and 2013, no impairment losses were recognized.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. Our income tax returns for the past three years are subject to examination by tax authorities and may change upon examination.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of other short-term financial instruments (primarily accounts receivable, short-term investments, inventory, prepaid expenses and other current assets, and accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our long-term indebtedness approximates its carrying value.

At December 31, 2013, we had common stock purchase warrants issued in conjunction with our March 2013 debt offering (see Note 5) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These warrants were exercised in their entirety in the first quarter of 2014.

The following table identifies the carrying amounts of such assets and liabilities at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$1,417,527	$1,417,527
	$-	$-	$1,417,527	$1,417,527

We had no financial assets or liabilities measured at fair value on a recurring basis at March 31, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013 and 2014:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$-
Issuance	452,198
Change in fair value	(6,518)
Balance at March 31, 2013	$445,680

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2013	$1,417,527
Change in fair value	334,133
Exercise of underlying warrants	(1,751,660)
Balance at March 31, 2014	$-

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other option pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent filing fees, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three-months ended March 31, 2014 or 2013.

Note 4.   Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. Our weighted average interest on outstanding borrowings was 11% for the year ended December 31, 2013. The loan calls for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 begin through maturity. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan. Remaining principal payments due under this loan are approximately $2,225,000, $3,273,000 and $1,797,000 in 2014, 2015 and 2016, respectively.

In conjunction with the loan agreement, the Company issued to the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.0789 per share. This warrant contains non-standard anti-dilution protection and, consequently, is being accounted for as a derivative instrument and is recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method. The warrant was exercised in the first quarter of 2014.

We also incurred expenses with various third parties in connection with the debt issuance, consisting of approximately $449,000 in cash, 350,650 shares of common stock valued at approximately $396,000, and a five-year common stock purchase warrant to purchase 648,798 shares at an exercise price of $1.07892 per share. The warrant is classified as equity. Fees related to the debt offering are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of March 31, 2014, we have approximately 44.5 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013

Research and development expenses	$233,573	$206,480
General and administrative expenses	2,207,426	270,231
Total	$2,440,999	$476,711

Included in general and administrative expenses for the three months ended March 31, 2014 is approximately $2.0 million related to the extension of the term of a common stock purchase warrant based on the holder achieving certain performance based milestones.

Stock Options A summary of stock option activity during the three months ended March 31, 2014 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	18,577,207	$1.79	5.8	$24,000,710
Granted	408,482	$3.22
Exercised	(304,097)	$1.44		$1,247,250
Forfeited	(220,903)	$0.62
Outstanding at March 31, 2014	18,460,689	$1.85	5.8	$43,269,029

Exercisable at March 31, 2014	12,895,445	$2.13	4.6	$26,589,447

Vested and expected to vest	18,460,689	$1.85	5.8	$43,269,029

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	6.3	$23,730,000
$1.01 - $2.00	4,281,837	$1.19	7.4	12,846,782
$2.01 - $3.00	2,067,037	$2.48	5.2	3,527,937
$3.01 - $4.00	5,111,815	$3.57	4.0	3,164,310
	18,460,689	$1.85	5.8	$43,269,029

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Three Months Ended March 31,
	2014	2013

Annual dividend	-	-
Expected life (in years)	4.0 - 8.5	3.0 - 6.0
Risk free interest rate	1.12% - 2.50%	0.51% - 1.01%
Expected volatility	68.8% - 100.0%	65.1% - 75.2%

The options granted in the three months ended March 31, 2014 and 2013 had a weighted average grant date fair values of $2.09 and $0.69, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2014 was approximately $4,857,000 to be recognized over approximately 2.7 years.

RSUs We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2014 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2014	401,625	$2.03
Granted	25,000	$3.33
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at March 31, 2014	426,625	$2.11

Exercisable at March 31, 2014	404,397	$2.09

Unrecognized compensation cost for unvested RSUs outstanding at March 31, 2014 was approximately $45,000 to be recognized over approximately 0.8 years.

Stock Purchase Warrants Warrants to purchase common stock were issued to certain stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction. A summary of warrant activity for the three months ended March 31, 2014 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	19,586,819	$1.96	3.4	$21,146,495
Granted	3,436,435	$3.64	4.8
Exercised	(1,486,573)	$1.30
Forfeited	(231,664)	$1.19
Outstanding at March 31, 2014	21,305,017	$2.29	3.5	$41,358,464

Exercisable at March 31, 2014	21,305,017	$2.29	3.5	$41,358,464

The stock purchase warrants granted in the three months ended March 31, 2014 and 2013 had a weighted average grant date fair value of $2.08 and $0.73, respectively.

Common Stock

In January and February 2013, we issued 258,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $323,000 in net proceeds from the exercises. In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 258,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants. Such expense is classified as warrant modification expense. The warrants are classified within equity.

In March 2013, we issued 350,650 shares of common stock and 1,297,607 common stock purchase warrants to various parties in conjunction with our debt transaction (see Note 4).

In May 2013, we issued 440,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.07 per share and we received approximately $433,000 in net proceeds from the exercises. In conjunction with the exercise we modified the warrants to reduce the exercise price to $1.07 and issued 440,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in May 2016. We recognized expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May 2013, we issued 689,675 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $844,000 in net proceeds from the exercises. In conjunction with the exercises we modified the warrants to reduce the exercise price to $1.25 and issued 689,675 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 378,809 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $474,000 in net proceeds from the exercises. In conjunction with the exercise we issued 378,809 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 300,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.02 and we received approximately $306,000 in net proceeds from the exercises.

In July 2013, we issued 942,520 shares of our common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $1,178,000 in net proceeds from the exercises. In conjunction with the exercises we modified 782,005 of the warrants to reduce the exercise price to $1.25 and issued 942,520 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In July 2013, we issued 100,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.02 and we received approximately $102,000 in net proceeds from the exercise.

In September 2013, we issued 1,448,798 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share (800,000 shares) and $1.08 per share (648,798 shares) and we received approximately $1,700,000 in net proceeds from the exercises. In conjunction with the exercise we issued an additional 72,440 shares of our common stock as a commission for exercise. We recognized an expense for the value of the additional common stock; such expense is classified as warrant modification expense.

In September and December 2013, we issued 344,000 shares of common stock upon the exercise of outstanding warrants. 340,000 shares of stock were issued at $2.13 while 4,000 shares of stock were issued at $1.56. We received approximately $730,000 net proceeds from the exercises.

In September 2013, we issued 401,133 shares of our common stock as a result of the cashless exercise of 650,000 outstanding common stock purchase warrants with an average strike price of $0.90. Such exercises resulted in 248,867 warrants being forfeited and we received no proceeds.

In September 2013, we completed a registered direct offering of 2,847,500 shares of common stock at a price of $1.60 per share. We received aggregate gross proceeds of $4,556,000 and net proceeds were approximately $4,242,000 from the offering. In connection with the offering, we issued common stock purchase warrants to purchase 1,423,750 shares of our common stock; the warrants have an exercise price of $2.00 and a term of five years. Additionally, we issued a common stock purchase warrant to the placement agent to purchase up to 170,850 shares; the warrant has an exercise price of $2.00 per share and term of 19 months. The warrants are classified within equity.

In November and December 2013, we issued 1,140,994 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $2.64 per share and generated approximately $2,895,000 in net proceeds.

In January, 2014, we closed a registered direct offering of 6,872,859 shares of common stock at a price of $2.91 per share. We received aggregate gross proceeds of $20 million and net proceeds were approximately $18,675,000 from the offering. In connection with the offering, we also issued 3,436,435 common stock purchase warrants; the warrants have an exercise price of $3.64, for a term of five years and are classified within equity. This offering was pursuant to our $50 million shelf registration statement declared effective by the SEC on September 13, 2013. Additionally, as a result of this transaction an advisor to the Company met certain capital raising milestones and consequently, the term of their common stock purchase warrant was extended to 5 years.

In February 2014, we issued 139,053 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.15 per share and we received approximately $426,000 in net proceeds.

At certain times in the quarter ended March 31, 2014, we issued a total of 1,004,428 shares of our common stock upon the exercise of outstanding common stock purchase warrants. The warrants had an average exercise price of $1.39. We received approximately $1,392,000 of net proceeds from the exercises.

At certain times in the quarter ended March 31, 2014, we issued a total of 482,145 shares of our common stock upon the cashless exercise of 713,808 outstanding common stock purchase warrants. Such warrants were exercised at an average price of $1.15 and resulted in no proceeds to the Company.

At certain times in the quarter ended March 31, 2014, we issued a total of 204,097 shares of our common stock upon the cashless exercise of 425,000 outstanding stock options. The options had an average exercise price of $0.60. We received no proceeds from the exercise.

At certain times in the quarter ended March 31, 2014, we issued a total of 100,000 shares of our common stock upon the exercise of certain outstanding stock options. The options had an average exercise price of $1.13 and we received approximately $113,000 of net proceeds from the exercises.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing.

On October 3, 2013, the Court ordered the parties to submit a joint status report regarding the status of the standing discovery. Following the submission the joint status report, the Court set a briefing schedule to resolve the standing issue. Before Neuralstem filed its opening brief on whether StemCells has standing, the case was reassigned to Judge Roger W. Titus from Judge Alexander Williams Jr.

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014. The standing issue is currently set for a hearing on May 19, 2014. It is expected that a ruling on whether StemCells has standing to pursue its patent infringement case will issue shortly thereafter and will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

Note 7. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately manufacture stem cell-based therapeutic product, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 10, 2014, as amended, as well as in the section of this Quarterly Report entitled “Risk Factors”. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries.  Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2014), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three month period ended March 31, 2014 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2014.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three month period ended March 31, 2014 to the comparable period of 2013.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and our small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license fifty-one (51) U.S. or foreign issued patents and fifty-nine (59) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

Regenerative medicine is a young and emerging field. Regenerative medicine is the process of creating living, functional tissues to repair or replace tissue or organ function lost due to age, disease, damage, or congenital defects. There can be no assurances that we will ultimately produce viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities in order to advance our technologies. In addition, we are pursuing strategic collaborations with members of academia and industry.

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell and small molecule compounds and their pre-clinical and clinical development. Below is a description of our four most advanced clinical programs, their intended indication, current stage of development and our expected future development plans.

Program	Indication	Development Status	Future Development Plan
NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Ongoing Phase II clinical trials	Anticipated to complete patient dosing in our Phase II clinical trials near the end of the second quarter of 2014.

NSI – 566	Chronic Spinal Cord Injury	Approved to commence Phase I clinical trials.	Phase I Trial expected to commence during the second quarter of 2014.

NSI – 566	Motor deficits due to ischemic stroke	Ongoing combined Phase I/II clinical trials in China.	Dosing commenced during the fourth quarter of 2013. Phase I expected to be completed in the first quarter of 2015.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib trials.	Phase II trial investigational new drug application or IND expected to be filed in the third quarter of 2014 with the trial commencing in late 2014 or early 2015.

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

We commenced the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced Phase II clinical trial in September of 2013. The Phase II dose escalation trial is designed to treat up to 15 ambulatory patients in six different dosing cohorts, under an accelerated dosing and treatment schedule. To date, we have treated the first four cohorts. We anticipate completing the Phase II dosing near the end of the second quarter of 2014. Although initial data from the Phase I trial appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

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

During the first quarter of 2013, we received approval from the United States food and drug Administration or FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. The entire trial will take place at The University California, San Diego. We anticipate the trial will commence during the second quarter of 2014.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial will be conducted by our wholly owned subsidiary, Neuralstem China, at BaYi Brain Hospital in Beijing, China and will utilize our spinal cord stem cells. The trial approval includes a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and we anticipate that that will be concluded in the first quarter of 2015.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consists of patients with MDD receiving daily doses for 28 consecutive days. In June of 2012, we dosed our first patient in the Phase Ib portion of the trial. To date, we have completed dosing all cohorts of patients in the Phase Ib portion of the trial and the data is being reviewed. While the final data analysis will not be completed until late May, the early look at the unblended data was encouraging enough that the Company has committed to conducting a phase two trial. We expect to file the IND for the phase two in the third or fourth quarter of 2014 and expect that the Phase II trial would start before the end of the first quarter of 2015.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-three (33) U.S. and foreign issued patents and thirty-nine (39) U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” in animal models for important spinal cord cell applications: ALS and Traumatic spinal cord injury. Of these applications, we have completed our first Phase I trial with regard to ALS and commenced initial Phase II trials in the third quarter of 2013. We have also received approval from the FDA to commence a Phase I trial in Chronic Spinal Cord Injury (patients one to two years out from their injury) in complete (no sensory of motor function from the site of the injury down) thoracic patients. We expect this trial to start during the second quarter of 2014. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics. In the fourth quarter of 2013 we filed an IND to start a trial to treat acute spinal cord injury (within several weeks of the injury) in Seoul Korea. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of the injury and also progressively incomplete patients, who have varying degrees of each. Also, if approved as submitted, this trial will treat cervical area injuries. We expect this trial to start in the second half of 2014.

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

Our small molecule compounds are covered by eighteen (18) exclusively owned U.S. and foreign issued patents and twenty-one (21) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Manufacturing

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. We outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical and pre-clinical works, and which are accordingly subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (“AMRI”) (small molecule). Both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA determined GMP standards in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis. Additionally, during the first quarter of 2014, we relocated our headquarters to a facility with GMP manufacturing capability. We anticipate the facility will be ready to commencing manufacturing of our stem cells for our clinical trials by the second quarter of 2015. Such increased manufacturing will supplement our current outsource supply of both stem cells and pharmaceutical compounds. We believe such additional manufacturing capacity will be beneficial as our clinical trials expand by indication, geographic region and to larger patient populations.

Employees

As of March 31, 2014, we had 15 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 11 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware. Our principal executive offices are located at 20271 Goldenrod Lane, Germantown, Maryland 20876, and our telephone number is (301) 366-4841. Our website is located at www.neuralstem.com.

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

• Neuralstem Asia’s Tencent Weibo Account (http://t.qq.com/neuralstem)

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

Trends & Outloook

Revenue

For the three months ended March 31, 2014 and 2013, we generated no revenues from the sale of our proposed therapies based on our stem cell and small molecule technologies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In prior years, we have licensed the use of certain of our intellectual property to third parties. In the three months ended March 31, 2014 and 2013, we recognized approximately $4,000 and $103,000 of revenue related to up-front payments and ongoing fees under these licenses.

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

For a further description of these clinical trials, see the portion of this report entitled “Clinical Programs.”

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed with our current and anticipated Phase II trials. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and pre-clinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. Through March 31, 2014 this subsidiary has incurred expenses of approximately $340,000.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

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

Use of Estimates— Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss and related valuation allowance for tax purposes and our stock -based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Fair Value Measurements —The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments are estimated using level 3 unobservable inputs.

Long Lived Intangible Assets— Our long lived intangible assets consist our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three months ended March 31, 2014 and 2013 no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended March 31, 2014 and 2013, we recognized approximately $4,000 and $103,000, respectively related to the licensing of certain intellectual properties to third parties. The revenue recognized in 2013 includes an up-front fee related to such a license, while the revenue in 2014 includes ongoing fees only.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research and development expenses	$1,571,221	$1,748,347	$(177,126)	(10)%
General and administrative expenses	3,519,359	1,195,840	2,323,519	194%
Depreciation and amortization	90,488	50,093	40,395	81%
Total operating expenses	$5,181,068	$2,994,280	$2,186,788	73%

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

The decrease of approximately $177,000 or 10% in research and development expenses was primarily attributable to a $233,000 decrease in project and lab expenses related to certain projects not continuing into the first quarter of 2014 and the cost of certain studies in 2014 being subsidized by third parties. This was partially offset by increases of $27,000 in stock based compensation and $24,000 in consultant expenses.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with, finance, legal, human resources, information technology, public relations, facilities and other external general and administrative services.

The increase of approximately $2,324,000 or 194% was primarily due to a $2,018,000 stock based compensation expense related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants. This is coupled with a $227,000 increase in legal and professional fees.

Depreciation and Amortization

The increase of approximately $40,000 or 81% is was due primarily to increased amortization related to additions to our patent assets.

Other expense

Other income (expense) totaled approximately ($742,000) and ($698,000) for the three months ended March 31, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $432,000 of interest expense principally related to our long-term debt and a $334,000 expense related to the change in fair value of the Company’s warrant liabilities partially offset by $25,000 in interest income. Other expense in 2013 consisted primarily of a $667,000 expense related to the modification of certain stock purchase warrants and $48,000 of interest expense primarily related to our long term debt entered into in March 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  In January 2014, we received approximately $20 million of gross proceeds from the sale or our securities pursuant to a registered direct offering.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%

Net cash used in operating activities	$(2,712,824)	$(2,512,728)	$(200,096)	(8)%
Net cash used in investing activities	$(15,223,155)	$(96,817)	$(15,126,338)	(15624)%
Net cash provided by financing activities	$19,433,698	$7,825,012	$11,608,686	148%

Our cash balance was approximately $18,343,000 at March 31, 2014 compared to $16,846,000 at December 31, 2013. The increase of $1,497,000 was primarily due to raising $18,767,000, net in our January 2014 registered direct offering primarily offset by our purchase of short-term investments and our cash used in operations.

Net Cash Used in Operating Activities

We used approximately $2,713,000 and $2,513,000 of cash in our operating activities for the three months ended March 31, 2014 and 2013, respectively.   The increase in our use of cash of approximately $200,000 was primarily due to a slight increase in payments related to general expenses including payout of certain employee bonuses in 2014.

Net Cash Used in Investing Activities

We used approximately $15,223,000 and $97,000 of cash in connection with investment activities for the three months ended March 31, 2014 and 2013, respectively.  The increase in our use of cash of approximately $15,126,000 was primarily due to our purchase of short term investments using the proceeds from our January 2014 registered direct offering coupled with $111,000 worth of equipment purchases in 2014.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $19,434,000 and $7,825,000 in the three months ended March 31, 2014 and 2013, respectively. The increase of $11,609,000 was primarily the result of raising approximately $18,675,000, net from our registered direct offering in January 2014 as compared to raising approximately $7,551,000, net from our debt offering in 2013. In addition, in 2014 we raised approximately $1,504,000 from the issuance of common stock from warrant and option exercises compared to $323,000 in 2013. In 2014 we also made $705,000 of payments on our long term debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On September 13, 2013, our shelf registration statement registering the sale of up to $50 million of our securities was declared effective by the SEC. We currently have approximately $14.0 million remaining under this shelf registration statement. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are subject to interest rate risk for our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the full year ended December 31, 2014 a one percentage point increase in the prime rate would increase our interest expense by approximately $70,000.

Our foreign operations in China subject us to changes in foreign exchange rates. Changes in exchange rates for the year ended December 31, 2014 are not expected to have a material effect as the operations are expected to be limited. Future changes to foreign exchange rates could have a material effect on us as our clinical trial activity increases.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) who is also our acting Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem’s Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing.

On October 3, 2013, the Court ordered the parties to submit a joint status report regarding the status of the standing discovery. Following the submission the joint status report, the Court set a briefing schedule to resolve the standing issue. Before Neuralstem filed its opening brief on whether StemCells has standing, the case was reassigned to Judge Roger W. Titus from Judge Alexander Williams Jr.

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014. The standing issue is currently set for a hearing on May 19, 2014. It is expected that a ruling on whether StemCells has standing to pursue its patent infringement case will issue shortly thereafter and will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 and through March 31, 2014, we have recorded accumulated losses totaling approximately $134,345,000.   On March 31, 2014, we had a working capital surplus of approximately $29,435,000 and stockholders’ equity of approximately $26,897,000.  Our net losses for the two most recent fiscal years have been approximately $19,832,000 and $10,122,000 for 2013 and 2012, respectively. We have recognized revenue of approximately $4,000 and $103,000 in the three months ended March 31, 2014 and 2013, respectively related to the licensing of certain intellectual property to third parties. We had no revenue from the sales of our products during the three months ended March 31, 2014 or 2013. For the three months ended March 31, 2014 we had a net loss of approximately $5,919,000.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture, market and sell our proposed products. To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2014, we had cash and cash equivalents on hand of approximately $18,343,000 and $15,000,000 of short-term investments. We cannot assure you that we will be able to secure additional capital through financing transactions, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying, or eliminating some or all of our research and product development programs.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. We will need to raise additional capital to pay our indebtedness as it comes due.

We have a substantial level of debt. As of March 31, 2014, we had approximately $7.3 million in aggregate principal amount of indebtedness outstanding. Under our loan and security agreement we are required to make interest and principal payments on such indebtedness in the amount of approximately $300,000 per month. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

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

We have concentrated the majority of our resources on the development of stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $110,000 and $173,000 for the years ended December 31, 2013 and December 31, 2012, respectively related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue.

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

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products, with regard to multiple indications. We commenced our first Phase II clinical trial of NSI-566 related to ALS, during the third quarter of 2013. Additionally, we commenced Phase I clinical trials of NSI-566 related to motor deficit due to ischemic stroke during the fourth quarter of 2013 and anticipate commencing the Phase I clinical trial of NSI-566 related to chronic spinal cord injury during the second quarter of 2014. Moreover, we have completed Phase I clinical trials of NSI-189, our small molecule compound, related to major depressive disorder and are actively looking to partner further development. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us which could have a materially adverse effect on our business. By way of example, in May of 2008, we filed a complaint against StemCells Inc., alleging that U.S. Patent No. 7,361,505 (the '''505 patent''), allegedly exclusively licensed to StemCells, Inc., is invalid, not infringed and unenforceable. On the same day, StemCells, Inc. filed a complaint alleging that we had infringed, contributed to the infringement of, and or induced the infringement of two patents allegedly exclusively licensed to StemCells. Please refer to the section of this Quarterly Report entitled “Legal Proceedings” for a further discussion of the status of such litigation.

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

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of stem cell based products. Even if we are able to receive approval for the reimbursement of our proposed products the amount of reimbursement may be significantly less than the manufacturing costs of our products. Additionally, other market factors may limit the price which we can charge for our proposed products while still being competitive. Accordingly, even if we are successful in developing our proposed products, we may not be able to charge a high enough price for us to earn a profit.

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

If the healthcare community does not accept our products for any reason, our business will be materially harmed.

We depend on key employees and consultants for our continued operations and future success.

We are highly dependent on our chief executive officer, chief scientific officer and outside consultants.  Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at any time.  The loss of any of these key employees or consultants could adversely affect our opportunities and materially harm our future prospects.  In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel as well as the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development our business.

The employment contracts of certain key employees contain significant anti-termination provisions which could make changes in management difficult or expensive.

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as approximately $1,600,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

Our strategy for the development, clinical and preclinical testing and commercialization of our proposed products is based in large part on an outsource model. This model requires us to engage third parties in order to further develop our technology and products as well as for the day to day operations of our business. In the event we are not able to enter into such relationships in the future, our ability to operate and develop products may be seriously hindered or we may be required to spend considerable time and resources to bring such functions in-house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house.

The commercialization of therapeutic products exposes us to product liability claims.

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

We currently rely almost exclusively upon third party FDA-regulated manufacturers and suppliers for our products.

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. At present, we outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical and clinical works, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. In the event we are required to seek alternative third party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers at terms reasonable to us. Failure to secure such third party manufacturers or suppliers would materially impact our business.

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

We do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. Our preclinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

•	the third parties do not successfully carry out their contractual duties;
•	the third parties fail to meet regulatory obligations or expected deadlines;
•	we replace a third party for any reason; or
•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval and future market acceptance for our products if successfully developed. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; government regulations; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; offerings of our securities and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2014 we have issued and outstanding 86,688,613 shares of common stock and we have 44,462,359 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 18,849,028 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2014.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

At certain times from January through April 2014, we issued a total of 490.022 shares of common stock upon the cashless exercise of 725,808 outstanding common stock purchase warrants. Such warrants had an average exercise price of $1.15.

In April 2014, we issued a total of 50,000 shares of common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants had an exercise price of $2.00. We received $100,000 of gross proceeds from the exercise.

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

NEURALSTEM, INC.

Date: May 12, 2014	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 9/29/05		10-K	3.01(i)	001-33672	3/31/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Neuralstem, Inc. filed on 5/29/08		DEF 14A	Appendix I	001-33672	4/24/08

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10		8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.12	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.13	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*** Furnished herein

