Form 10-Q
period 2014-06-30
Neuralstem, Inc.
filed 2014-08-08
CIK 1357459

UNITED STATES

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, there were 86,837,455 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.        UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,232,456	$16,846,052
Short-term investments	15,000,000	-
Billed and unbilled receivables	24,468	10,000
Deferred financing fees, current portion	389,297	507,334
Prepaid expenses	196,209	255,733
Total current assets	30,842,430	17,619,119

Property and equipment, net	310,050	230,971
Patents, net	1,247,498	1,137,701
Deferred financing fees, net of current portion	169,712	360,848
Other assets	58,859	64,897
Total assets	$32,628,549	$19,413,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,025,694	$1,662,058
Current portion of long term debt, net of discount	2,952,333	2,763,121
Derivative instruments	-	1,417,527
Other current liabilities	13,139	93,426
Total current liabilities	4,991,166	5,936,132

Long term debt, net of discount and current portion	3,415,984	4,934,210
Other long term liabilities	192,707	124,995
Total liabilities	8,599,857	10,995,337

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 86,837,455 and 77,886,031 shares outstanding in 2014 and 2013, respectively	868,375	778,860
Additional paid-in capital	164,250,586	136,058,135
Accumulated other comprehensive income	6,107	7,241
Accumulated deficit	(141,096,376)	(128,426,037)
Total stockholders' equity	24,028,692	8,418,199
Total liabilities and stockholders' equity	$32,628,549	$19,413,536

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$5,000	$2,500	$9,167	$105,000

Operating expenses:
Research and development expenses	1,947,558	1,906,387	3,518,779	3,654,734
General and administrative expenses	1,481,948	1,281,210	5,001,307	2,477,050
Depreciation and amortization	86,732	50,505	177,220	100,598
Total operating expenses	3,516,238	3,238,102	8,697,306	6,232,382
Operating loss	(3,511,238)	(3,235,602)	(8,688,139)	(6,127,382)

Other income (expense):
Interest income	17,422	16,635	42,140	26,560
Interest expense	(397,616)	(439,271)	(830,357)	(487,528)
Warrant modification expense	(3,109,850)	(2,405,206)	(3,109,850)	(3,071,942)
Loss from change in fair value of derivative instruments	-	(188,317)	(334,133)	(181,799)
Other income	250,000	131	250,000	374
Total other income (expense)	(3,240,044)	(3,016,028)	(3,982,200)	(3,714,335)

Net loss	$(6,751,282)	$(6,251,630)	$(12,670,339)	$(9,841,717)

Net loss per common share - basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(0.14)

Weighted average common shares outstanding - basic and diluted	87,186,586	69,864,599	86,477,797	69,591,602

Comprehensive loss:
Net loss	$(6,751,282)	$(6,251,630)	$(12,670,339)	$(9,841,717)
Foreign currency translation adjustment	130	-	(1,134)	-
Comprehensive loss	$(6,751,152)	$(6,251,630)	$(12,671,473)	$(9,841,717)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(12,670,339)	$(9,841,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	177,220	100,598
Share based compensation expense	2,982,025	1,073,287
Amortization of deferred financing fees and debt discount	432,108	239,122
Warrant modification expense	3,109,850	3,071,942
Loss from change in fair value of derivative instruments	334,133	181,799

Changes in operating assets and liabilities:
Billed and unbilled receivables	(14,468)	(53,422)
Prepaid expenses	58,444	44,377
Other assets	5,997	-
Accounts payable and accrued expenses	465,579	(684,082)
Other current liabilities	1,256	1,219
Other long term liabilities	(6,677)	(5,420)
Net cash used in operating activities	(5,124,872)	(5,872,297)

Cash flows from investing activities:
Purchases of short-term investments	(15,000,000)	-
Patent costs	(247,602)	(232,215)
Purchase of property and equipment	(145,091)	(5,392)
Net cash used in investing activities	(15,392,693)	(237,607)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	1,651,216	2,397,241
Proceeds from issuance of common stock from options exercised	133,000	-
Proceeds from sale of common stock and warrants, net of issuance costs	19,053,534	-
Proceeds from long term debt, net of issuance costs	-	7,551,329
Payment of taxes on stock option exercise	(426,212)	-
Payments of long term debt	(1,425,123)	-
Payments of short term notes payable	(81,543)	(81,362)
Prepayment of equity financing fees	-	(35,000)
Net cash provided by financing activities	18,904,872	9,832,208
Effects of exchange rates on cash	(903)	-
Net increase (decrease) in cash and cash equivalents	(1,613,596)	3,722,304

Cash and cash equivalents, beginning of period	16,846,052	7,443,773

Cash and cash equivalents, end of period	$15,232,456	$11,166,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$398,248	$175,071

Supplemental schedule of non cash investing and financing activities:
Issuance of warrants for vendor services	$-	$143,478
Issuance of common stock for cashless exercise of warrants	$838,213	$-
Issuance of common stock for cashless exercise of options	$366,199	$-
Issuance of common stock for fees related to debt issuance	$-	$396,234
Issuance of warrants for fees related to debt issuance	$-	$452,187

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014, and as may be amended.

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

Our operations currently do not generate significant cash. Our management does not know when or if this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of our stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our proposed products. While we believe our cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our current product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities through at least June 30, 2015.

No assurance can be given that (i) FDA approval will ever be granted for us to market and sell our product candidates, or (ii) that if FDA approval is granted, that we will ever be able to sell our proposed products or be profitable.

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss carry forward and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and advisors, including investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. In addition, our CDs are invested through the Certificate of Deposit Account Registry Service (“CDARS”) program which reduces or eliminates our risk related to concentrations of investments above FDIC insurance levels. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and short-term investments.

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

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six-month periods ended June 30, 2014 and 2013. A total of approximately 39.7 million and 35.0 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2014 and 2013, respectively, as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants is determined at the grant date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three- and six-month periods ended June 30, 2014 and 2013, no impairment losses were recognized.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 – Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is not allowed. We have not yet determined the effects of this new guidance on our financial statements.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate levels within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

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

At December 31, 2013, we had common stock purchase warrants issued in conjunction with our March 2013 debt offering (see Note 4) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These warrants were exercised in their entirety in the first quarter of 2014.

The following table identifies the carrying amounts of such assets and liabilities at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$1,417,527	$1,417,527
	$-	$-	$1,417,527	$1,417,527

We had no financial assets or liabilities measured at fair value on a recurring basis at June 30, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2013 and 2014:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$-
Issuance	452,198
Change in fair value	181,799
Balance at June 30, 2013	$633,997

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2013	$1,417,527
Change in fair value	334,133
Exercise of underlying warrants	(1,751,660)
Balance at June 30, 2014	$-

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other option pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increased in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent filing fees, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the six months ended June 30, 2014 or 2013.

Note 4.   Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. Our weighted average interest on outstanding borrowings was 11% for the six months ended June 30, 2014 and 2013. The loan calls for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 begin through maturity. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan. Remaining principal payments due under this loan are approximately $1,504,000, $3,273,000 and $1,797,000 in 2014, 2015 and 2016, respectively.

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

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of June 30, 2014, we have approximately 44.2 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013

Research and development expenses	$244,985	$241,785
General and administrative expenses	296,041	354,791
Total	$541,026	$596,576

	Six Months Ended June 30,
	2014	2013

Research and development expenses	$478,558	$448,265
General and administrative expenses	2,503,467	625,022
Total	$2,982,025	$1,073,287

Included in general and administrative expenses for the six months ended June 30, 2014 is approximately $2 million related to the extension of the term of a common stock purchase warrant based on the holder achieving certain performance based milestones.

Stock Options A summary of stock option activity during the six months ended June 30, 2014 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	18,577,207	$1.79	5.8	$24,000,710
Granted	513,482	$3.43
Exercised	(320,063)	$1.53		$1,301,650
Forfeited	(274,937)	$1.20
Outstanding at June 30, 2014	18,495,689	$1.85	5.6	$43,774,349

Exercisable at June 30, 2014	13,090,287	$2.11	4.5	$27,656,155

Vested and expected to vest	18,495,689	$1.85	5.6	$43,774,349

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	6.1	$23,940,000
$1.01 - $2.00	4,281,837	$1.19	7.1	12,975,236
$2.01 - $3.00	2,067,037	$2.48	4.9	3,589,948
$3.01 - $4.00	5,146,815	$3.59	3.9	3,269,165
	18,495,689	$1.85	5.6	$43,774,349

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Six Months Ended June 30,
	2014	2013

Annual dividend	-	-
Expected life (in years)	4.0 - 8.5	3.0 - 6.0
Risk free interest rate	1.12% - 2.50%	0.51% - 1.01%
Expected volatility	68.8% - 100.0%	65.1% - 75.2%

The options granted in the six months ended June 30, 2014 and 2013 had weighted average grant date fair values of $2.16 and $0.69, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2014 was approximately $4,704,000 to be recognized over approximately 2.5 years.

RSUs We have granted restricted stock units (RSUs) that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the six months ended June 30, 2014 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2014	401,625	$2.03
Granted	50,000	$3.31
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at June 30, 2014	451,625	$2.17

Exercisable at June 30, 2014	422,454	$2.13

Unrecognized compensation cost for unvested RSUs outstanding at June 30, 2014 was approximately $70,000 to be recognized over approximately 0.7 years.

Stock Purchase Warrants Warrants to purchase common stock were issued to certain stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction. A summary of warrant activity for the six months ended June 30, 2014 is as follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	19,586,819	$1.96	3.4	$21,146,495
Granted	3,436,435	$3.64	4.5
Exercised	(1,619,449)	$1.36
Forfeited	(259,788)	$1.23
Outstanding at June 30, 2014	21,144,017	$2.29	4.3	$41,604,195

Exercisable at June 30, 2014	21,144,017	$2.29	4.3	$41,604,195

The stock purchase warrants granted in the six months ended June 30, 2014 and 2013 had a weighted average grant date fair value of $2.08 and $0.81, respectively.

In the quarter ended June 2014 we modified certain warrants held by our Chief Science Officer. Such modification extended the term of the warrants by an additional five years and resulted in an expense of approximately $3.1 million included in other expense in our statements of operations for the three- and six-month periods ended June 30, 2014.

Common Stock

In June 2014, the Company’s shareholders approved a 150,000,000 increase in the authorized shares of common stock bringing the total authorized shares of common stock to 300,000,000.

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

In January, 2014, we closed a registered direct offering of 6,872,859 shares of common stock at a price of $2.91 per share. We received aggregate gross proceeds of $20 million and net proceeds were approximately $18,630,000 from the offering. In connection with the offering, we also issued 3,436,435 common stock purchase warrants; the warrants have an exercise price of $3.64, a term of five years and are classified within equity. This offering was pursuant to our $50 million shelf registration statement declared effective by the SEC on September 13, 2013. Additionally, as a result of this transaction an advisor to the Company met certain capital raising milestones and consequently, the term of their common stock purchase warrant was extended to 5 years.

In February 2014, we issued 139,053 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.15 per share and we received approximately $424,000 in net proceeds.

At certain times in the six months ended June 30, 2014, we issued a total of 1,229,428 shares of our common stock upon the exercise of outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average exercise price of $1.43. We received approximately $1,747,000 of net proceeds from the exercises.

At certain times in the six months ended June 30, 2014, we issued a total of 710,084 shares of our common stock upon the cashless and partial-cashless exercise of 1,190,808 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.03. We received approximately $20,000 of net proceeds from the exercises.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem's Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing.

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

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014.   The issue will now be decided at a bench trial exclusively devoted to this issue beginning on December 9, 2014 which will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

Note 7. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 10, 2014, as well as in the section of this Quarterly Report entitled “Risk Factors”. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries.  Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2014), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2014.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and six-month periods ended June30, 2014 to the comparable periods of 2013.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and our small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license eighty-seven (87) U.S. and foreign issued patents and fifty-nine (59) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

We believe our technology base, in combination with our know-how, and collaborative projects with major research institutions, will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

Regenerative medicine is still an emerging field. Regenerative medicine is the process of creating living, functional tissues to repair or replace tissue or organ function lost due to age, disease, damage, or congenital defects. There can be no assurances that we will ultimately produce any viable commercialized products and processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

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

Program	Indication	Development Status	Future Development Plan
NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Ongoing Phase II clinical trials	Dosing in our Phase II clinical trials has been completed and we have commenced a six month data collection and observation period.

NSI – 566	Chronic Spinal Cord Injury	Approved to commence Phase I clinical trials.	Phase I trial expected to commence during the third quarter of 2014.

NSI – 566	Motor deficits due to ischemic stroke	Ongoing combined Phase I/II clinical trials in China.	Dosing commenced during the fourth quarter of 2013. Phase I expected to be completed in the first quarter of 2015.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib trials.	Phase II trial investigational new drug application expected to be filed in the third quarter of 2014 with the trial commencing in late first quarter of 2015.

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

We commenced the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013. The Phase II dose escalation trial is designed to treat up to 15 ambulatory patients (18 surgeries, the last cohort will be transplanted twice) in six different dosing cohorts, under an accelerated dosing and treatment schedule. We have now completed all of the transplantations. There is a six month observation period after the last surgery before we will have all the data collected. Although initial data from the Phase I and II trials appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

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

During the first quarter of 2013, we received approval from the United States food and drug Administration or FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. The entire trial will take place at The University California, San Diego. We anticipate the trial will commence during the third quarter of 2014.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial is being conducted by our wholly owned subsidiary, Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial approval includes a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and we anticipate that it will be completed in the first quarter of 2015.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consisted of patients with MDD receiving daily doses for 28 consecutive days. That trial is now complete. The data was presented at two conferences American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. Based on the data from the Phase 1b trial, we expect to file for a Phase II trial in MDD in the third or fourth quarter of 2014 and expect the trial would commence near the end of the first quarter of 2015. Although initial data from the Phase Ia/b appears promising, any future trials may ultimately be unsuccessful.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-four (34) U.S. needs updating and foreign issued patents and thirty-eight (38) U.S. and foreign patent applications related to our stem cell technologies.

To date we have focused our research efforts on applications involving spinal cord stem cells. We believe we have established “proof of principle” in animal models for important spinal cord cell applications: ALS,Traumatic spinal cord injury and motor deficit due to ischemic stroke. We believe that, if successfully developed, stem cell therapeutics have the potential to provide a broad therapeutic approach comparable to traditional pharmaceuticals and genetically engineered biologics. In the fourth quarter of 2013 we filed an IND to start a trial to treat acute spinal cord injury (within several weeks of the injury) in Seoul Korea. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of the injury and also progressively incomplete patients, who have varying degrees of each. We expect this trial to start near the end of 2014 or in the first quarter of 2015.

Small Molecule Pharmaceutical Compounds.

We have developed and patented a series of small molecule compounds (low molecular weight organic compounds which can efficiently cross the blood/brain barrier). We believe that these small molecule compounds will stimulate the growth of new neurons in the hippocampus and provide a treatment for depression, and possibly other cognitive impacting diseases. In mice, our research indicated that our small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Additionally, our research also indicates that our small molecule compounds stimulate neurogenesis of human hippocampus-derived neural stem cells in vitro. Our collaborators at MGH have presented the human data from the MDD trial which showed clinically meaningful improvement in multiple standard measures of depression as well as a measure of cognition; and reached statistical significance. Based on this research, we believe that our small molecule compounds may assist in reversing atrophy in the human hippocampus. Such atrophy has been seen in major depression and other disorders.

Our small molecule compounds are covered by fifty-three (53) exclusively owned U.S. and foreign issued patents and twenty-one (21) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Employees

As of June 30, 2014, we had 15 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 11 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Notwithstanding the forgoing, we have not incorporated by reference into this report the information in, or that can be accessed through, our website, and you should not consider it to be a part of this report.

Trends & Outloook

Revenue

For the six months ended June 30, 2014 and 2013, we generated no revenues from the sale of our proposed therapies based on our stem cell and small molecule technologies. We are mainly focused on: (i) successfully managing our clinical trials, and (ii) preparing for the initiation of clinical trials relating to Chronic Spinal Cord injury. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In prior years, we have licensed the use of certain of our intellectual property to third parties. In the six months ended June 30, 2014 and 2013, we recognized approximately $9,000 and $105,000, respectively of revenue related to up-front payments and ongoing fees under these licenses.

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

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. From inception through June 30, 2014 this subsidiary has incurred expenses of approximately $380,000.

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

Use of Estimates— Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss carryforward and related valuation allowance for tax purposes and our stock -based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

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

Long Lived Intangible Assets— Our long lived intangible assets consist our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three- and six-month periods ended June 30, 2014 and 2013, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended June 30, 2014 and 2013, we recognized approximately $5,000 and $3,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research and development expenses	$1,947,558	$1,906,387	$41,171	2%
General and administrative expenses	1,481,948	1,281,210	200,738	16%
Depreciation and amortization	86,732	50,505	36,227	72%
Total operating expenses	$3,516,238	$3,238,102	$278,136	9%

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

The increase of approximately $41,000 or 2% in research and development expenses was primarily attributable to increases of $27,000 in travel and related and $23,000 in consulting expenses.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The increase of approximately $201,000 or 16% was primarily due to a $160,000 increase in legal and professional fees related to patent, litigation and other corporate matters coupled with $74,000 increase in consulting fees related to our new Board of Director member search.

Depreciation and Amortization

The increase of approximately $36,000 or 72% is was due primarily to increased amortization related to additions to our patent assets coupled with depreciation on new assets purchased in current year.

Other expense

Other expense totaled approximately $3,240,000 and $3,016,000 for the three months ended June 30, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants and $398,000 of interest expense principally related to our long-term debt partially offset by $250,000 of income from a legal settlement.

Other expense in 2013 consisted primarily of $2,405,000 related to the modification of certain common stock purchase warrants, a $439,000 expense for interest related to the our long-term debt and a $188,000 expense related to the change in fair value of the Company’s warrant liabilities.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the six months ended June 30, 2014 and 2013, we recognized approximately $9,000 and $105,000, respectively related to the licensing of certain intellectual properties to third parties. The revenue recognized in 2013 includes an up-front fee related to such a license, while the revenue in 2014 includes ongoing fees only.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research and development expenses	$3,518,779	$3,654,734	$(135,955)	(4)%
General and administrative expenses	5,001,307	2,477,050	2,524,257	102%
Depreciation and amortization	177,220	100,598	76,622	76%
Total operating expenses	$8,697,306	$6,232,382	$2,464,924	40%

Research and Development Expenses

The decrease of approximately $136,000 or 4% in research in development expenses was primarily attributable to a $212,000 decrease in project and lab expenses related to certain projects not continuing into 2014 and the cost of certain studies in 2014 being subsidized by third parties. This was partially offset by increases of $46,000 in consulting expenses and $30,000 in non-cash stock based compensation.

General and Administrative Expenses

The increase of approximately $2,524,000 or 102% was primarily due to a $1,878,000 increase in non-cash stock based compensation expense primarily related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants. This is coupled with a $390,000 increase in legal and professional fees related to patent, litigation and other corporate matters.

Depreciation and Amortization

The increase of approximately $77,000 or 76% is was due primarily to increased amortization related to additions to our patent assets coupled with depreciation on new assets purchased in current year.

Other expense

Other expense totaled approximately $3,982,000 and $3,714,000 for the six months ended June 30, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants $830,000 of interest expense principally related to our long-term debt and $334,000 related to the change in fair value of the Company’s warrant liabilities partially offset by $250,000 of income from a legal settlement.

Other expense in 2013 consisted primarily of a $3,072,000 expense related to the modification of certain common stock purchase warrants, $488,000 of interest principally related to our long-term debt and $182,000 related to the change in fair value of the Company’s warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  In January 2014, we received approximately $20 million of gross proceeds from the sale or our securities pursuant to a registered direct offering.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%

Net cash used in operating activities	$(5,124,872)	$(5,872,297)	$747,425	13%
Net cash used in investing activities	$(15,392,693)	$(237,607)	$(15,155,086)	(6378)%
Net cash provided by financing activities	$18,904,872	$9,832,208	$9,072,664	92%

Our cash balance was approximately $15,232,000 at June 30, 2014 compared to $16,846,000 at December 31, 2013. The decrease of $1,614,000 was primarily comprised of our raising $18,630,000, net in our January 2014 registered direct offering, our purchase of $15,000,000 of short-term investments and our cash used in operations.

Net Cash Used in Operating Activities

We used approximately $5,125,000 and $5,872,000 of cash in our operating activities in the six months ended June 30, 2014 and 2013, respectively.   The decrease in our use of cash of approximately $747,000 was primarily due to a higher amount of payments of vendor payables in the 2013 period.

Net Cash Used in Investing Activities

We used approximately $15,393,000 and $238,000 of cash in connection with investment activities in the six months ended June 30, 2014 and 2013, respectively.  The increase in our use of cash of approximately $15,155,000 was primarily due to our purchase of short term investments using the proceeds from our January 2014 registered direct offering coupled with $145,000 of equipment purchases in 2014.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $18,905,000 and $9,832,000 in the six months ended June 30, 2014 and 2013, respectively. The increase of $11,354,000 was primarily the result of raising approximately $18,630,000, net from our registered direct offering in January 2014 as compared to raising approximately $7,551,000, net from our debt offering in 2013. This was partially offset by our raising approximately $2,397,000 in 2013 compared to $1,784,000 in 2014 from the issuance of common stock from warrant and option exercises. In 2014 we also made $1,425,000 of payments on our long term debt and paid $426,000 in taxes related to stock option exercises.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we currently have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, we have sold approximately $36.0 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $14.0 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement (Registration No. 333-169847).  To date we have sold 1,280,047 shares under such agreement at an average price per share of $2.70. Future sales under our agreement are limited to approximately $14.0 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

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

We are subject to interest rate risk for our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the full year ending December 31, 2014 a one percentage point increase in the prime rate would increase our interest expense by approximately $70,000.

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

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem's Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing.

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

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014.   The issue will now be decided at a bench trial exclusively devoted to this issue beginning on December 9, 2014 which will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 through June 30, 2014, we have recorded accumulated losses totaling approximately $141,096,000.   On June 30, 2014, we had a working capital surplus of approximately $25,851,000 and stockholders’ equity of approximately $24,029,000.  Our net losses for the two most recent fiscal years have been approximately $19,832,000 and $10,122,000 for 2013 and 2012, respectively while our net loss for the six months ended June 30, 2014 was approximately $12,670,000.  We have recognized revenue of approximately $9,000 and $105,000 in the six months ended June 30, 2014 and 2013, respectively related to the licensing of certain intellectual property to third parties. We had no revenue from the sales of our products during the six months ended June 30, 2014 or 2013.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture and market and sell our proposed products. To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2014, we had cash and cash equivalents on hand of approximately $15,232,000 and $15,000,000 of short-term investments. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned.

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

We have a substantial level of debt. As of June 30, 2014, we had approximately $6.6 million in aggregate principal amount of indebtedness outstanding. Under our loan and security agreement we are required to make interest and principal payments on such indebtedness in the amount of approximately $300,000 per month. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. We will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates.

Our business is significantly dependent on our two product candidates currently at different phases of clinical trials. Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected, would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to develop our technologies. Moreover, any adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

Our business relies on technologies that we may not be able to commercially develop.

We have concentrated the majority of our resources on the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $110,000 and $173,000 for the years ended December 31, 2013 and December 31, 2012, respectively related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue.

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

Given the uncertainty of our technologies and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities and issuance of debt for the foreseeable future.

Our inability to manufacture and store our stem cells in-house that are used in our products could adversely impact our business.

We currently outsource most of the manufacturing of our stem cells and small molecule pharmaceutical compounds to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities. As part of our business plan, we are developing in-house manufacturing capabilities but there can be no assurance that such capabilities will be successfully develop of if developed, be sufficient to meet our demands. Our business would suffer in the event that there are delays in locating suitable third parties or if no suitable third parties are found.

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

The results of pre-clinical studies and clinical trials, may not be predictive of the results of later-stage clinical trials and our proposed products may not have favorable results in later-stage clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our neuronal stem cells, NSI-189 or other future products. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as approximately $1,500,000 per contract and the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2014 we have issued and outstanding 86,837,455 shares of common stock and we have 44,231,359 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 168,931,186 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the six months ended June 30, 2014.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

At certain times from January through April 2014, we issued a total of 40,077 shares of common stock upon the cashless exercise of 77,000 outstanding common stock purchase warrants. Such warrants had an average exercise price of $1.79.

In April 2014, we issued a total of 50,000 shares of common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants had an exercise price of $2.00. We received $100,000 of gross proceeds from the exercise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

NEURALSTEM, INC.

Date: August 8, 2014	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14	*

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.12	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.13	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

* Filed herein

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***Furnished herein

