Form 10-Q
period 2014-09-30
Neuralstem, Inc.
filed 2014-11-07
CIK 1357459

UNITED STATES

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 87,359,665 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,945,253	$16,846,052
Short-term investments	15,007,478	-
Billed and unbilled receivables	32,761	10,000
Deferred financing fees, current portion	339,752	507,334
Prepaid expenses	409,140	255,733
Total current assets	27,734,384	17,619,119

Property and equipment, net	301,282	230,971
Patents, net	1,245,502	1,137,701
Deferred financing fees, net of current portion	104,407	360,848
Other assets	57,720	64,897
Total assets	$29,443,295	$19,413,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,444,039	$1,662,058
Current portion of long term debt, net of discount	3,058,495	2,763,121
Derivative instruments	-	1,417,527
Other current liabilities	202,383	93,426
Total current liabilities	5,704,917	5,936,132

Long term debt, net of discount and current portion	2,611,421	4,934,210
Other long term liabilities	222,970	124,995
Total liabilities	8,539,308	10,995,337

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 87,155,672 and 77,886,031 shares outstanding in 2014 and 2013, respectively	871,557	778,860
Additional paid-in capital	165,577,933	136,058,135
Accumulated other comprehensive income	6,110	7,241
Accumulated deficit	(145,551,613)	(128,426,037)
Total stockholders' equity	20,903,987	8,418,199
Total liabilities and stockholders' equity	$29,443,295	$19,413,536

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$5,000	$2,500	$14,167	$107,500

Operating expenses:
Research and development expenses	2,058,865	1,847,403	5,577,644	5,502,137
General and administrative expenses	1,969,879	1,707,690	6,971,186	4,184,740
Depreciation and amortization	83,001	81,393	260,221	181,991
Total operating expenses	4,111,745	3,636,486	12,809,051	9,868,868
Operating loss	(4,106,745)	(3,633,986)	(12,794,884)	(9,761,368)

Other income (expense):
Interest income	13,127	18,776	55,267	45,336
Interest expense	(361,619)	(448,943)	(1,191,976)	(936,471)
Warrant modification expense	-	(1,945,214)	(3,109,850)	(5,017,156)
Loss from change in fair value of derivative instruments	-	(677,883)	(334,133)	(859,682)
Other income	-	293	250,000	667
Total other income (expense)	(348,492)	(3,052,971)	(4,330,692)	(6,767,306)

Net loss	$(4,455,237)	$(6,686,957)	$(17,125,576)	$(16,528,674)

Net loss per common share - basic and diluted	$(0.05)	$(0.09)	$(0.20)	$(0.23)

Weighted average common shares outstanding - basic and diluted	87,366,234	72,986,698	86,777,197	70,533,035

Comprehensive loss:
Net loss	$(4,455,237)	$(6,686,957)	$(17,125,576)	$(16,528,674)
Foreign currency translation adjustment	3	6,101	(1,131)	6,101
Comprehensive loss	$(4,455,234)	$(6,680,856)	$(17,126,707)	$(16,522,573)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(17,125,576)	$(16,528,674)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	260,221	181,991
Share based compensation expense	3,638,972	2,080,740
Amortization of deferred financing fees and debt discount	622,244	462,794
Warrant modification expense	3,109,850	5,017,156
Loss from change in fair value of derivative instruments	334,133	859,682

Changes in operating assets and liabilities:
Billed and unbilled receivables	(22,761)	(4,167)
Prepaid expenses	56,221	38,849
Other assets	7,131	(5,172)
Accounts payable and accrued expenses	899,299	(191,686)
Other current liabilities	3,191	(18,541)
Other long term liabilities	(9,261)	(8,651)
Net cash used in operating activities	(8,226,336)	(8,115,679)

Cash flows from investing activities:
Purchases of short-term investments	(25,007,478)	-
Maturity of short-term investments	10,000,000
Patent costs	(308,136)	(325,783)
Purchase of property and equipment	(172,171)	(118,938)
Net cash used in investing activities	(15,487,785)	(444,721)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised	1,661,865	5,836,346
Proceeds from issuance of common stock from options exercised	133,000	-
Proceeds from sale of common stock and warrants, net of issuance costs	19,467,859	4,241,640
Proceeds from long term debt, net of issuance costs	-	7,551,329
Payment of taxes on stock option exercise	(426,212)	-
Payments of long term debt	(1,917,353)	-
Payments of short term notes payable	(104,957)	(81,362)
Prepayment of equity financing fees	-	(35,000)
Net cash provided by financing activities	18,814,202	17,512,953
Effects of exchange rates on cash	(880)	5,402
Net increase (decrease) in cash and cash equivalents	(4,900,799)	8,957,955

Cash and cash equivalents, beginning of period	16,846,052	7,443,773

Cash and cash equivalents, end of period	$11,945,253	$16,401,728

Supplemental disclosure of cash flow information:
Cash paid for interest	$573,869	$399,960

Supplemental schedule of non cash investing and financing activities:
Issuance of warrants for vendor services	$-	$658,326
Issuance of common stock for cashless exercise of warrants	$838,213	$587,500
Issuance of common stock for cashless exercise of options	$369,867	$-
Issuance of common stock for fees related to debt issuance	$-	$396,234
Issuance of warrants for fees related to debt issuance	$-	$452,187
Financing of insurance premiums through note payable	$210,722	$183,472

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014, and as may be amended.

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

Our operations currently do not generate significant cash. Our management does not know when or if this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of our stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our proposed products. While we believe our cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our current product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities through at least September 30, 2015.

No assurance can be given that (i) FDA approval will ever be granted for us to market and sell our product candidates, or (ii) if FDA approval is granted, that we will ever be able to sell our proposed products or be profitable.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2014 and 2013. A total of approximately 40.1 million and 36.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2014 and 2013, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three- and nine-month periods ended September 30, 2014 and 2013, no impairment losses were recognized.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 – Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is not permitted. We have not yet determined the effects of this new guidance on our financial statements.

In August 2014, the FASB issued ASU 2014 – Presentation of Financial Statements – Going Concern. This guidance requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

At December 31, 2013, we had common stock purchase warrants issued in conjunction with our March 2013 debt offering (see Note 4) that were accounted for as derivative instruments whose fair market value was determined using Level 3 inputs. These warrants were exercised in their entirety in the first quarter of 2014. In addition, in 2013 we issued certain stock options that were subject to shareholder approval at issuance and which approval was received later in 2013. These options were recorded as an accrued liability carried at fair market value using Level 3 inputs.

The following table identifies the carrying amounts of such assets and liabilities at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$1,417,527	$1,417,527
	$-	$-	$1,417,527	$1,417,527

We had no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013 and 2014:

	Derivative Instruments - Stock Purchase Warrants	Contingent Stock Options
Balance at December 31, 2012	$-	$-
Issuance	452,198	35,000
Change in fair value	859,682	74,602
Balance at September 30, 2013	$1,311,880	$109,602

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2013	$1,417,527
Change in fair value	334,133
Exercise of underlying warrants	(1,751,660)
Balance at September 30, 2014	$-

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated statements of operations. The change in fair value of the contingent stock options is classified as share-based compensation. The fair values of both the common stock purchase warrants and the contingent stock options are determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other option pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent costs, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the nine months ended September 30, 2014 or 2013.

Note 4.   Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provides for interest at a variable rate based on prime with a floor of 11% and matures in June 2016. The variable rate was 11% for the nine months ended September 30, 2014 and 2013. The loan calls for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 began through maturity. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan. At September 30, 2014, remaining principal payments due under this loan are approximately $763,000, $3,273,000 and $1,797,000 in 2014, 2015 and 2016, respectively.

In September 2014, the lender elected to convert a principal payment of approximately $249,000 into 200,371 shares of our common stock in accordance with the terms of the loan and security agreement.

In conjunction with the loan agreement, we issued the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.0789 per share. This warrant contained non-standard anti-dilution protection and, consequently, was being accounted for as a derivative instrument, recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in a debt discount which is being amortized as interest expense over the term of the debt using the effective interest method. The warrant was exercised in the first quarter of 2014.

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

In October 2014, the Company refinanced and modified its long-term debt (see Note 7).

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of September 30, 2014, we have approximately 44.4 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013

Research and development expenses	$245,000	$241,934
General and administrative expenses	411,947	765,519
Total	$656,947	$1,007,453

	Nine Months Ended September 30,
	2014	2013

Research and development expenses	$723,558	$690,199
General and administrative expenses	2,915,414	1,390,541
Total	$3,638,972	$2,080,740

Included in general and administrative expenses for the nine months ended September 30, 2014 is approximately $2 million related to the extension of the term of a common stock purchase warrant based on the holder achieving certain performance based milestones.

Stock Options A summary of stock option activity during the nine months ended September 30, 2014 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	18,577,207	$1.79	5.8	$24,000,710
Granted	863,393	$3.26
Exercised	(322,231)	$0.89		$1,310,344
Forfeited	(282,789)	$1.20
Outstanding at September 30, 2014	18,835,580	$1.89	5.3	$27,950,386

Exercisable at September 30, 2014	14,014,963	$2.07	4.4	$18,523,332

Vested and expected to vest	18,835,580	$1.89	5.3	$27,950,386

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	5.8	$17,360,000
$1.01 - $2.00	4,171,817	$1.19	6.9	8,714,368
$2.01 - $3.00	2,067,037	$2.48	4.7	1,646,933
$3.01 - $5.00	5,596,726	$3.54	3.8	229,085
	18,835,580	$1.89	5.3	$27,950,386

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Nine Months Ended September 30,
	2014	2013

Annual dividend	-	-
Expected life (in years)	4.0 - 8.5	3.0 - 6.0
Risk free interest rate	1.12% - 2.50%	0.51% - 1.01%
Expected volatility	68.8% - 100.0%	65.1% - 75.2%

The options granted in the nine months ended September 30, 2014 and 2013 had weighted average grant date fair values of $1.93 and $0.69, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2014 was approximately $4,708,000 to be recognized over approximately 2.2 years.

RSUs We have granted restricted stock units (RSUs) that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs and the holders’ ability to transfer the shares received upon exercise. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2014	401,625	$2.03
Granted	50,000	$3.31
Vested and converted to common shares	(568)	$1.19
Forfeited	(3,782)	$1.19
Outstanding at September 30, 2014	447,275	$2.18

Exercisable at September 30, 2014	427,416	$2.15

Unrecognized compensation cost for unvested RSUs outstanding at September 30, 2014 was approximately $45,000 to be recognized over approximately 0.5 years.

Stock Purchase Warrants We have issued common stock purchase warrants to certain stockholders and service providers. In addition, warrants were issued in conjunction with the March 2013 debt transaction. A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	19,586,819	$1.96	3.4	$21,146,495
Granted	3,586,435	$3.66	4.3
Exercised	(1,624,449)	$1.36
Forfeited	(259,788)	$1.23
Outstanding at September 30, 2014	21,289,017	$2.30	4.0	$23,900,186

Exercisable at September 30, 2014	21,176,517	$2.28	4.0	$23,900,186

The stock purchase warrants granted in the nine months ended September 30, 2014 and 2013 had a weighted average grant date fair value of $2.09 and $0.82, respectively.

In the quarter ended June 2014 we modified certain warrants held by our Chief Science Officer. Such modification extended the term of the warrants by an additional five years and resulted in an expense of approximately $3.1 million included in other expense in our statements of operations for the nine-month period ended September 30, 2014.

Common Stock

In June 2014, the Company’s shareholders approved a 150,000,000 increase in the authorized shares of common stock bringing the total authorized shares of common stock to 300,000,000.

In January and February 2013, we issued 258,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $323,000 in net proceeds from the exercises. In conjunction with the exercises, we modified the warrants to reduce the exercise price to $1.25 and issued 258,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants. Such expense is classified as warrant modification expense. The warrants are classified within equity.

In March 2013, we issued 350,650 shares of common stock and 1,297,607 common stock purchase warrants to various parties in conjunction with our debt transaction (see Note 4).

In May 2013, we issued 440,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.07 per share and we received approximately $433,000 in net proceeds from the exercises. In conjunction with the exercise, we modified the warrants to reduce the exercise price to $1.07 and issued 440,000 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in May 2016. We recognized expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May 2013, we issued 689,675 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $844,000 in net proceeds from the exercises. In conjunction with the exercises, we modified the warrants to reduce the exercise price to $1.25 and issued 689,675 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 378,809 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $474,000 in net proceeds from the exercises. In conjunction with the exercise, we issued 378,809 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In May and June 2013, we issued 300,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.02 and we received approximately $306,000 in net proceeds from the exercises.

In July 2013, we issued 942,520 shares of our common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share and we received approximately $1,178,000 in net proceeds from the exercises. In conjunction with the exercises, we modified 782,005 of the warrants to reduce the exercise price to $1.25 and issued 942,520 replacement warrants. The replacement warrants have an exercise price of $1.25 and expire in March 2020. We recognized an expense for the value of the replacement warrants and the reduction of the exercise price on the original warrants; such expense is classified as warrant modification expense. The warrants are classified within equity.

In July 2013, we issued 100,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.02 and we received approximately $102,000 in net proceeds from the exercise.

In September 2013, we issued 1,448,798 shares of common stock upon the exercise of outstanding warrants. The shares were issued at $1.25 per share (800,000 shares) and $1.08 per share (648,798 shares) and we received approximately $1,700,000 in net proceeds from the exercises. In conjunction with the exercise, we issued an additional 72,440 shares of our common stock as a commission for exercise. We recognized an expense for the value of the additional common stock; such expense is classified as warrant modification expense.

In September and December 2013, we issued 344,000 shares of common stock upon the exercise of outstanding warrants. Of these shares, 340,000 shares of stock were issued at $2.13 while 4,000 shares of stock were issued at $1.56. We received approximately $730,000 net proceeds from the exercises.

In September 2013, we issued 401,133 shares of our common stock as a result of the cashless exercise of 650,000 outstanding common stock purchase warrants with an average strike price of $0.90. The exercises resulted in 248,867 warrants being forfeited and we received no proceeds.

In September 2013, we completed a registered direct offering of 2,847,500 shares of common stock at a price of $1.60 per share. We received aggregate gross proceeds of $4,556,000 and net proceeds of approximately $4,242,000 from the offering. In connection with the offering, we issued common stock purchase warrants to purchase 1,423,750 shares of our common stock; the warrants have an exercise price of $2.00 and a term of five years. Additionally, we issued a common stock purchase warrant to the placement agent to purchase up to 170,850 shares; the warrant has an exercise price of $2.00 per share and term of 19 months. The warrants are classified within equity.

In November and December 2013, we issued 1,140,994 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $2.64 per share and generated approximately $2,895,000 in net proceeds.

In January, 2014, we closed a registered direct offering of 6,872,859 shares of common stock at a price of $2.91 per share. We received aggregate gross proceeds of $20 million and net proceeds of approximately $18,630,000 from the offering. In connection with the offering, we also issued 3,436,435 common stock purchase warrants; the warrants have an exercise price of $3.64, a term of five years and are classified within equity. This offering was made pursuant to our $50 million shelf registration statement declared effective by the SEC on September 13, 2013 (Registration No. 333-190936). Additionally, as a result of this transaction an advisor to the Company met certain capital raising milestones and consequently, the term of their common stock purchase warrant was extended to 5 years.

During the nine months ended September 30, 2014, we issued 249,163 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.55 per share and we received approximately $838,000 in net proceeds.

During the nine months ended September 30, 2014, we issued a total of 1,234,428 shares of our common stock upon the exercise of outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average exercise price of $1.44. We received approximately $1,758,000 of net proceeds from the exercises.

During the nine months ended September 30, 2014, we issued a total of 712,252 shares of our common stock upon the cashless and partial-cashless exercise of 1,193,891 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.03. We received approximately $20,000 of net proceeds from the exercises.

In September 2014, we issued 568 shares of common stock upon conversion of certain outstanding RSU’s. We received no proceeds from this transaction.

In September 2014, we issued 200,371 shares of common stock upon the conversion by the lender of approximately $249,000 of principal payments due under our March 2013 long-term debt in accordance with the terms of the loan and security agreement. We received no such proceeds from this conversion.

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

Note 7. Subsequent Events

In October 2014, the Company and its existing lender entered into a modified loan and security agreement refinancing the Company’s March 2013 long term debt. The new agreement provides for $10 million in principal and resulted in approximately $4 million of net proceeds to the Company. In conjunction with the transaction the Company issued to the lender a common stock purchase warrant to purchase 75,188 shares of common stock at an exercise price of $2.66.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 10, 2014, as well as in the section of this Quarterly Report entitled “Risk Factors”. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries.  Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2014), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP.  Our financials and results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2014 to the comparable periods of 2013.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and our small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license ninety-two (92) U.S. and foreign issued patents and fifty-four (54) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

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

Program	Indication	Development Status	Future Development Plan
NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Ongoing Phase II clinical trials	Dosing in our Phase II clinical trials has been completed and we have commenced a six month data collection and observation period.

NSI – 566	Chronic Spinal Cord Injury	Ongoing Phase I clinical trials.	Phase I trial commenced during the third quarter of 2014. We expect to complete enrollment in the first half of 2015.

NSI – 566	Motor deficits due to ischemic stroke	Ongoing combined Phase I/II clinical trials in China.	The Phase I portion of the trial is expected to be completed in 2015.

NSI – 189	Major Depressive Disorder	Completed Phase Ia, Phase Ib trials.	Phase II trial protocol expected to be submitted to the FDA in the fourth quarter of 2014 with the trial expected to commence in late first quarter of 2015.

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

We commenced the Phase I trial for our proposed treatment of ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013. The Phase II dose escalation trial is designed to treat up to 15 ambulatory patients (18 surgeries, the last cohort will be transplanted twice) in six different dosing cohorts, under an accelerated dosing and treatment schedule. We have now completed all of the transplantations. There is an observation period after the last surgery before we will have all the data collected. Although initial data from the Phase I and II trials appears promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful.

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

During the first quarter of 2013, we received approval from the United States Food and Drug Administration or FDA to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. The entire trial will take place at The University California, San Diego. The trial commenced during the third quarter of 2014 and the first patient was treated in October 2014.

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

In September of 2012, we received approval to commence human clinical trials to treat motor deficits due to ischemic stroke. The trial is being conducted by our wholly owned subsidiary, Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial approval includes a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and we anticipate that it will be completed in 2015.

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

In February of 2011, we commenced the Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received approval from the FDA to commence the Phase Ib portion of the trial. The purpose of the Phase Ib portion of the clinical trial is to determine the safety of the drug at several dosings in actual MDD patients. The Phase Ib portion consisted of patients with MDD receiving daily doses for 28 consecutive days. That trial is now complete. The data was presented at two conferences American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. Based on the data from the Phase 1b trial, we expect to file for a Phase II trial in MDD in the fourth quarter of 2014 and expect the trial would commence near the end of the first quarter of 2015. Although initial data from the Phase Ia/b appears promising, any future trials may ultimately be unsuccessful.

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system or CNS, including: Alzheimer's disease, Parkinson's disease, Multiple Sclerosis, Lou Gehrig’s disease or ALS, depression, and injuries to the spinal cord. We own or exclusively license thirty-five (35) U.S. and foreign issued patents and thirty-seven (37) U.S. and foreign patent applications related to our stem cell technologies.

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

Our small molecule compounds are covered by fifty-seven (57) exclusively owned U.S. and foreign issued patents and seventeen (17) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Employees

As of September 30, 2014, we had 15 full-time employees and one (1) full-time independent contractor. Of these full-time employees and contractor, 11 work on research and development and five (5) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outloook

Revenue

For the nine months ended September 30, 2014 and 2013, we generated no revenues from the sale of our proposed therapies. We are mainly focused on successfully managing our clinical trials. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials and studies.

In prior years, we have licensed the use of certain of our intellectual property to third parties. In the nine months ended September 30, 2014 and 2013, we recognized approximately $14,000 and $108,000, respectively of revenue related to up-front payments and ongoing fees under these licenses.

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

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed with our current and anticipated trials. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and pre-clinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and Initial New Drug applications or INDs. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our current and future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. From inception through September 30, 2014 this subsidiary has incurred expenses of approximately $430,000.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with U.S. GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

Long Lived Intangible Assets— Our long lived intangible assets consist our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three- and nine-month periods ended September 30, 2014 and 2013, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended September 30, 2014 and 2013, we recognized approximately $5,000 and $3,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research and development expenses	$2,058,865	$1,847,403	$211,462	11%
General and administrative expenses	1,969,879	1,707,690	262,189	15%
Depreciation and amortization	83,001	81,393	1,608	2%
Total operating expenses	$4,111,745	$3,636,486	$475,259	13%

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

The increase of approximately $211,000 or 11% in research and development expenses was primarily attributable to a $433,000 increase in payroll and related expenses due to salary increases and increased headcount, and a $48,000 increase in travel and related expenses due to our clinical trial activities partially offset by a $286,000 decrease in project and lab expenses related to certain projects not continuing into 2014 and the cost of certain studies in 2014 being subsidized by third parties.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The increase of approximately $262,000 or 15% was primarily due to a $409,000 increase in legal and professional fees related to patent, litigation and other corporate matters, a $201,000 increase in consulting fees due to a new contract in 2014 partially offset by a $354,000 decrease in non-cash stock based compensation expense.

Depreciation and Amortization

The increase of approximately $2,000 or 2% was due primarily to increased expense related to patent and property and equipment additions.

Other expense

Other expense totaled approximately $348,000 and $3,053,000 for the three months ended September 30, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $362,000 interest expense principally related to our long-term debt.

Other expense in 2013 consisted primarily of $1,945,000 related to the modification of certain common stock purchase warrants, a $678,000 expense related to the change in fair value of the Company’s warrant liabilities and $449,000 of interest expense related to the our long-term debt.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the nine months ended September 30, 2014 and 2013, we recognized approximately $14,000 and $108,000, respectively related to the licensing of certain intellectual properties to third parties. The revenue recognized in 2013 includes an up-front fee related to such a license, while the revenue in 2014 includes ongoing fees only.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research and development expenses	$5,577,644	$5,502,137	$75,507	1%
General and administrative expenses	6,971,186	4,184,740	2,786,446	67%
Depreciation and amortization	260,221	181,991	78,230	43%
Total operating expenses	$12,809,051	$9,868,868	$2,940,183	30%

Research and Development Expenses

The increase of approximately $76,000 or 1% in research in development expenses was primarily attributable to a $436,000 increase in payroll and related expense due to increased salaries and headcount, a $58,000 increase in travel and related expense due to our clinical trial activities, a $39,000 increase in our consulting expenses and a $33,000 increase in our non-cash stock based compensation partially offset by a $498,000 decrease in project and lab expenses related to certain projects not continuing into 2014 and the cost of certain studies in 2014 being subsidized by third parties.

General and Administrative Expenses

The increase of approximately $2,786,000 or 67% was primarily due to a $1,525,000 increase in non-cash stock based compensation expense primarily related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants. This is coupled with a $799,000 increase in legal and professional fees related to patent, litigation and other corporate matters, a $252,000 increase in payroll and related expenses and a $236,000 increase in consulting fees.

Depreciation and Amortization

The increase of approximately $78,000 or 43% is was due primarily to increased expense related to patent and property and equipment additions.

Other expense

Other expense totaled approximately $4,331,000 and $6,767,000 for the nine months ended September 30, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants, $1,192,000 of interest expense principally related to our long-term debt and $334,000 related to the change in fair value of the Company’s warrant liabilities partially offset by $250,000 of income from a legal settlement.

Other expense in 2013 consisted primarily of a $5,017,000 expense related to the modification of certain common stock purchase warrants, $936,000 of interest expense principally related to our long-term debt and $860,000 related to the change in fair value of the Company’s warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.  In January 2014, we received approximately $20 million of gross proceeds from the sale or our securities pursuant to a registered direct offering.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%

Net cash used in operating activities	$(8,226,336)	$(8,115,679)	$(110,657)	(1)%
Net cash used in investing activities	$(15,487,785)	$(444,721)	$(15,043,064)	(3383)%
Net cash provided by financing activities	$18,814,202	$17,512,953	$1,301,249	7%

Our cash and short-term investment balance was approximately $26,953,000 at September 30, 2014 compared to $16,846,000 at December 31, 2013. The increase of $10,107,000 was primarily due to our raising approximately $19,468,000, net through the sale of our common stock and warrants throughout 2014 partially offset by our cash used in operations.

Net Cash Used in Operating Activities

Our cash used in operating activities was relatively flat year over year with the $111,000 increase being due to a $1,234,000 increase in our net loss adjusted for non-cash activity largely offset by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

The increase in our use of cash in investing activities of approximately $15,043,000 was primarily due to our purchases, net of maturities of short term investments using the proceeds from our January 2014 registered direct offering.

Net Cash Provided by Financing Activities

The increase in our cash provided by financing activities of approximately $1,301,000 was primarily the result of raising $19,468,000 through the sale of our common stock and warrants in 2014 as compared to $4,242,000 in the 2013 period. This was partially offset by our raising $1,662,000 in 2014 from exercises of certain stock purchase warrants while in 2013 we raised $5,836,000 from exercises of certain stock purchase warrants along with $7,551,000, net from our long-term debt offering. In 2014 we also made $1,917,000 of payments on our long term debt and paid $426,000 in taxes related to stock option exercises.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we currently have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, we have sold approximately $36.4 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $13.6 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936).  To date we have sold 1,390,157shares under such agreement at an average price per share of $2.81 resulting in gross proceeds of approximately $3,900,000 and net proceeds of approximately $3,749,000. Future sales under our agreement are limited to approximately $13.6 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

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

Risks Relating to Our Stage of Development

We have a history of losses.

Since inception in 1996 through September 30, 2014, we have recorded accumulated losses totaling approximately $145,552,000.   On September 30, 2014, we had a working capital surplus of approximately $22,029,000 and stockholders’ equity of approximately $20,904,000.  Our net losses for the two most recent fiscal years have been approximately $19,832,000 and $10,122,000 for 2013 and 2012, respectively while our net loss for the nine months ended September 30, 2014 was approximately $17,126,000.  We have recognized revenue of approximately $14,000 and $108,000 in the nine months ended September 30, 2014 and 2013, respectively related to the licensing of certain intellectual property to third parties. We had no revenue from the sales of our products during the nine months ended September 30, 2014 or 2013.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2014, we had cash and cash equivalents on hand of approximately $11,945,000 and $15,007,000 of short-term investments. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying, or eliminating some or all of our research and product development programs.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. We will need to raise additional capital to pay our indebtedness as it comes due.

We have a substantial level of debt. As of September 30, 2014, we had approximately $5.8 million in aggregate principal amount long-term indebtedness outstanding. Under our loan and security agreement, we are required to make interest and principal payments on such indebtedness in the amount of approximately $300,000 per month. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our loan and security agreement governing our $10 million credit facility contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the loan and security agreement governing the credit facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates.

Our business is significantly dependent on our product candidates which are currently at different phases of clinical trials. Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in these trials, or the failure of these trials to show the results expected, would likely depress our stock price significantly and could prevent us from raising the additional capital we will need to develop our technologies. Moreover, any adverse occurrence in our clinical trials could substantially impair our ability to initiate clinical trials to test our product candidates in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

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

We currently outsource most of the manufacturing of our stem cells and small molecule pharmaceutical compounds to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities or our business would be impacted. Additionally, as part of our business plan, we are developing in-house manufacturing capabilities but there can be no assurance that such capabilities will be successfully developed or if developed, be sufficient to meet our demands.

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

The results of pre-clinical studies and clinical trials may not be predictive of the results of our later-stage clinical trials and our proposed products may not have favorable results in later-stage clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our neuronal stem cells candidates, small molecule compounds or other future products. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

There are no assurances that we will be able to submit or obtain FDA approval in order to market and sell our products.

There can be no assurance that even if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA, or that any BLA or NDA we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA or NDA with respect to any future product, or if such application is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results during initial clinical trials. If we fail to commercialize our product candidates, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community will likely be damaged, each of which would have a materially adverse effect on our business.

The manufacturing of stem cell-based therapeutic products is novel and dependent upon specialized key materials.

The manufacturing of stem cell-based therapeutic products is a complicated and difficult process, dependent upon substantial know-how and subject to the need for continual process improvements. We depend almost exclusively on third party manufacturers to supply our cells. In addition, our suppliers’ ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials is uncertain. Manufacturing irregularities or lapses in quality control could have a material adverse effect on our business. Additionally, many of the materials that we use to prepare our cell-based products are highly specialized, complex and available from only a limited number of suppliers. The loss of one or more of these sources may adversely affect our business.

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

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community, in general, may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies marketed by major pharmaceutical companies. If the healthcare community does not accept our products for any reason, our business will be materially harmed.

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

We have entered into employment agreements with Messrs. Garr and Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1.3 million for Mr. Garr and $2.4 million for Mr. Johe and result in the immediate vesting of all outstanding options and/or warrants held by Messrs. Garr and Johe.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2014 we have issued and outstanding 87,155,672 shares of common stock and we have 44,373,623 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 168,470,705 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the year to date period through October 31, 2014.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

At certain times from September through November 2014, we issued 608,276 shares of common stock upon conversion by the lender of approximately $755,000 of principal payments due under our March 2013 long-term debt in accordance with the terms of the loan and security agreement. We received no such proceeds from this conversion.

In July 2014, we issued one of our legal firms a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $4.01 per share in exchange for certain legal work. The warrant vest monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2019. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

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

NEURALSTEM, INC.

Date: November 7, 2014	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.04**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.05**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.06	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.07**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.08**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.09**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.10	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.11	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.12	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.13	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

10.14**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	011-33672	9/18/14

10.15	Form of Second Amendment to Loan and Security Agreement dated Mary of 2013 that was entered into on October 28, 2014		8-K	10.01	011-33672	10/29/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

