Form 10-K
period 2014-12-31
Neuralstem, Inc.
filed 2015-03-16
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by the NYSE MKT on such date, was $352,404,574.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2015 was 89,703,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. and its subsidiary Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements and include statements made pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, regulatory applications and approvals, and third party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These forward-looking statements by their nature address matters that are, to different degrees, uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to conduct and obtain successful results from our clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately test and manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2014), unless another date is specified.

ITEM 1.	BUSINESS

Overview

We are focused on the development and commercialization of regenerative medicine treatments based on our human neuronal stem cells and our small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China, Suzhou Sun-Now Biopharmaceutical Co. Ltd., or Neuralstem, China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license ninety-five (95) U.S. and foreign issued patents and fifty-one (51) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

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

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell therapeutics and our small molecule compounds and their pre-clinical and clinical development. Below is a description of our most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

Program	Intended Indication	Development Status	Future Development Plan
NSI – 566	Amyotrophic Lateral Sclerosis (ALS)	Ongoing Phase II clinical trials.	Dosing in our Phase II clinical trials and a six month data collection and observation period have been completed. We anticipate commencing a controlled Phase II trial in 2015.

NSI – 566	Chronic Spinal Cord Injury	Ongoing Phase I clinical trials.	Phase I trial commenced during the third quarter of 2014. We expect data in the fourth quarter of 2015.

NSI – 566	Motor deficits due to ischemic stroke	Ongoing combined Phase I/II clinical trials in China.	The Phase II portion of the trial is expected to commence in 2015.

NSI – 189	Major Depressive Disorder	Completed Phase Ia and Ib trials.	A Phase II trial is expected to commence in the second quarter of 2015.

NSI – 189	Cognitive Deficit in Schizophrenia	Phase Ib preparation.	Phase Ib is expected to commence in 2015.

NSI - 566 (Stem Cells).

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis, or ALS, is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In ALS, nerve cells (neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. The condition slowly gets worse. When the muscles in the chest area stop working, it becomes hard or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. Neuralstem received orphan designation by the FDA for NSI-566 in ALS.

We commenced the Phase I trial of NSI-566 ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013. The Phase II dose escalation trial enrolled 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule. Each patient in the final cohort had two transplants, for a total of 18 surgeries. We have now completed all of the transplantations. The observation period of six months after the last surgery concluded in January 2015. The Phase II ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections.  Secondary efficacy endpoints such as the Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS, and grip strength at nine months post-surgery demonstrated statistical significance in a comparison between responders and non responders at nine months post-surgery; and as in our first trial we once again saw disease stabilization in the responders in the trial.  The company will proceed to a larger Phase II controlled study.  Although we believe the initial data from the Phase I and II trials appears promising, any future trials may ultimately be unsuccessful.

Chronic Spinal Cord Injury

A spinal cord injury or SCI generally refers to any injury to the spinal cord that is caused by trauma instead of disease although in some cases, it can be the result of diseases. Chronic spinal cord injury refers to the time after the initial hospitalization. Spinal cord injuries are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrations such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

During the first quarter of 2013, we received authorization from the United States Food and Drug Administration, or FDA, to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. The entire trial will take place at The University of California, San Diego. The trial commenced during the third quarter of 2014 and the first patient was treated in October 2014. We expect to complete enrollment in the first half of 2015 and data is expected in the fourth quarter of 2015.

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

In September of 2012, we received authorization from the FDA to commence a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial authorization encompasses a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase I ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and has been fully enrolled. We expect to begin the Phase II trial in 2015.

NSI - 189 (Small Molecule Pharmaceutical Compound).

Major Depressive Disorder (MDD)

Major depressive disorder or MDD (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications associated with hippocampal atrophy. NSI-189 is the lead compound in our neurogenic small molecule drug platform. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by structurally rebuilding the hippocampus.

In February of 2011, we commenced a Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received authorization from the FDA to commence the Phase Ib randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The purpose of the Phase Ib portion of the clinical trial was to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. The Phase Ib portion consisted of patients with MDD receiving daily doses for 28 consecutive days with an eight week observation period. The trial was completed. The data was presented at two conferences: the American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at the International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. We expect the Phase II 150 patient, multi-site clinical trial to commence in the second quarter of 2015. Although we believe data from the Phase Ia/b appears promising, any future trials may ultimately be unsuccessful.

Cognitive Deficit in Schizophrenia

We have expanded the NSI-189 program to include a second indication for the treatment of cognitive deficit in schizophrenia. Cognitive deficit is a prominent characteristic of schizophrenia that is correlated with the occurrence of hippocampal atrophy in this patient population. We expect the Phase Ib trial to commence in 2015.

Markets

The table below summarizes the potential United States patient populations by indication, for our proposed stem cell and small molecule products:

Medical Condition	Estimated Number of Patients in United States
Stem cells
ALS	30,000	(1)
Alzheimer’s Disease	Over 5 million	(2)
Spinal Cord Injury	276,000	(3)
Stroke	7.0 million	(4)
Small molecule compounds
Major Depressive Disorder	15.7 million	(5)
Schizophrenia	2.5 million	(6)

(1) The ALS Association (ALSA), website: retrieved March 2015 from www.alsa.org

(2) Alzheimer’s Association (AA), The 2014 Alzheimer’s Disease Facts and Figures

(3) National Spinal Cord Injury Statistical Center, Facts and Figures at a Glance. Birmingham, AL: University of Alabama at Birmingham, February 2014

(4) National Stroke Association (NSA), website: retrieved March 2015 from www.stroke.org

(5) Center for Behavioral Health Statistics and Quality. (2014). 2013 National Survey on Drug Use and Health: Mental Health Detailed Tables. Substance Abuse and Mental Health Services Administration, Rockville, MD.

(6) National Institute of Mental Health (NIMH), website: retrieved March 2015 from www.nimh.nih.gov

Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license thirty-seven (37) U.S. and foreign issued patents and thirty-five (35) U.S. and foreign patent applications related to our stem cell technologies.

In the fourth quarter of 2013 we filed an investigatory new drug application, or IND, with the Ministry of Food and Drug Safety in Korea, or MFDS, to start a trial for the treatment of acute spinal cord injury (within several weeks of the injury) in Seoul Korea. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of the injury and also progressively incomplete patients, who have varying degrees of each. We now anticipate this trial being authorized by MFDS in 2015.

Small Molecule Pharmaceutical Compounds.

We have developed and patented a series of small molecule compounds. We believe the low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Our collaborators at Massachusetts General Hospital have presented the human data from the MDD trial which showed clinically meaningful and statistically significant improvement in depressive and cognitive scales. We believe the small molecule compounds may assist in reversing atrophy in the human hippocampus documented in indications such as MDD and schizophrenia.

Our small molecule compounds are covered by fifty-eight (58) exclusively owned U.S. and foreign issued patents and sixteen (16) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

Research

Substantial resources are devoted to our research programs in order to isolate and develop a series of neural stem cell banks that we believe can serve as a basis for our therapeutic product candidates. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices, or GLP, preclinical development activities and Good Manufacturing Practices, or GMP, Good Tissue Practices, or GTP, if applicable, and clinical development activities to contract research organizations or CROs and contract manufacturing organizations or CMOs as well as all non-critical corporate functions. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by other companies conducting similar business.

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We manufacture, in-house, cells that are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. During 2015, we are beginning the process of bringing the manufacturing of our spinal cord stem cells, in-house to better assure availability as the number of patients in our trials increase. We will also continue to outsource manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical and pre-clinical work studies, to Charles River Laboratories, Inc., of Wilmington, Massachusetts, or Charles River, (stem cells) and Albany Molecular Resources, Inc., or AMRI, (small molecule). We believe both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA’s cGMP and GTP standards, as applicable, in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis. Additionally, during the first quarter of 2014, we relocated our headquarters to a facility with GMP manufacturing capability. We anticipate the facility will be ready to commence manufacturing of our stem cells for our clinical trials by the second quarter of 2015. Such increased manufacturing will supplement our current outsource supply of both stem cells and pharmaceutical compounds. We believe such additional manufacturing capacity will be beneficial as our clinical trials expand by indication, geographic region and to larger patient populations and will allow us to begin to build the infrastructure in-house as we move towards complete internal control of our cell manufacturing needs.

Intellectual Property

Our research and development is supported by our intellectual property. We own or exclusively license ninety-five (95) U.S. and foreign issued patents and fifty-one (51) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2016 through 2034. In our opinion the patents expiring in 2016 are not critical to our business.

Our success will likely depend upon our ability to preserve our technologies and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

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

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality and assignment of invention agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's or entity’s relationship with us, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual or entity in the course of rendering services to us shall be our exclusive property.

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

 Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

The diseases and medical conditions we are targeting with NSI-566, have no effective long-term therapies and for NSI-189, there are large numbers of patients who do not respond to current therapies. Nevertheless, we expect that our technologies and product candidates, if and when approved, will compete with a variety of therapeutic products and procedures offered by major pharmaceutical and biotechnology companies. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, if and when approved, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. Competition for our products may be in the form of existing and new drugs, other forms of cell transplantation, surgical procedures, and gene therapy. We believe that some of our competitors are also trying to develop similar stem cell-based technologies. We expect that all of these products will compete with our product candidates, if and when approved, based on efficacy, safety, cost and intellectual property positions. We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted or be extremely expensive.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. Governmental authorities, including the FDA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including drugs and biologics, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and, for biologics, under the Public Health Service Act, or PHSA, and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA also has the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions. The process of obtaining approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

United States Product Development Process

We believe that, in the United States, our human neuronal stem cell candidates are regulated as biologic pharmaceuticals, or biologics, and our small-molecule compounds are regulated as drugs.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
•	Submission of the results of these studies to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin;
•	Performance of adequate and well-controlled human clinical trials according to cGMPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a biological license application, or BLA, for any biologic or a new drug application, or NDA, for any drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of the NDA, or licensure, of the BLA.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process.

•	Phase 1. The product is initially introduced into healthy human patients and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•	Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated similar trials. Similarly, an institutional review board, or IRB, can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients.

Human cell-based therapies in the field of regenerative medicine are relatively novel. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of such products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

United States Review and Approval Process

After the completion of clinical trials of a product candidate, FDA approval of a BLA or NDA must be obtained before commercial marketing of the product. The BLA or NDA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information as well as a significant user fee. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA or NDA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. Once the submission is accepted for filing, the FDA reviews the BLA or NDA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP or GTP, if applicable. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA or NDA must submit a proposed REMS. The FDA will not approve a BLA or NDA without a REMS, if required.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval via a letter detailing such deficiencies. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the FDA denies an application, the applicant may either resubmit the BLA or NDA, addressing all of the deficiencies identified by the FDA, or withdraw the application.

United States Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP and GTP regulations, as applicable. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP and other laws.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

European, China and Other Regulatory Review and Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe, China and other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union, China and other developed countries have lengthy approval processes for biological and pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval.

Other Health Care Laws

In the event any of proposed products are ever approved for marketing, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved.  These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations.

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

Executive Officers

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
I. Richard Garr	Chief Executive Officer, President, General Counsel, Chief Financial Officer	62	1996

Karl Johe, Ph.D.	Chief Scientific Officer	54	1996

Mr. I. Richard Garr, JD, age 62, has been a director and our Chief Executive Officer since 1996.  Mr. Garr was previously an attorney with Beli, Weil & Jacobs, the B&G Companies, and Circle Management Companies. Mr. Garr is a graduate of Drew University (1976) and the Columbus School of Law, The Catholic University of America (1979). Additionally, he was a founder and current Board Trustee of the First Star Foundation, a children’s charity focused on abused children’s issues; a founder of The Starlight Foundation Mid Atlantic chapter, which focuses on helping seriously ill children; and is a past Honorary Chairman of the Brain Tumor Society. In evaluating Mr. Garr’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his broad experience in Neural Stem Cells.  He is among the longest serving executives in the field.

Dr. Karl Johe, Ph.D., age 54, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international science and business communities.  Dr. Johe is also multilingual.

Employees

As of February 28, 2015, we had 21 full-time employees and three (3) full-time independent contractors. Of these full-time employees and contractors, 17 work on research and development and seven (7) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and public conference calls and webcasts, we also intend to use the following social media channels as a means of disclosing information about the company, its services and other matters and for complying with our disclosure obligations under Regulation FD:

•	Neuralstem’s Twitter Account (https://twitter.com/Neuralstem_Inc)
•	Neuralstem’s Facebook Page (https://www.facebook.com/Neuralstem)
•	Neuralstem’s Company Blog (http://neuralstem.com/neuralstem-ceo-blog)
•	Neuralstem’s Google+ Page (https://plus.google.com/u/0/b/104875574397171789280/104875574397171789280/posts)
•	Neuralstem’s LinkedIn Company Page (http://www.linkedin.com/company/neuralstem-inc-)
•	Neuralstem Asia’s Tencent Weibo Account ( http://t.qq.com/neuralstem)

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

NEURALSTEM, INC

20271 Goldenrod Lane

Germantown, Maryland 20876

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through December 31, 2014, we have accumulated losses totaling approximately $151,055,000. On December 31, 2014, we had a working capital surplus of approximately $24,153,000 and stockholders’ equity of approximately $17,719,000. Our net losses for the three most recent fiscal years have been approximately $22,629,000, $19,832,000 and $10,122,000 for 2014, 2013 and 2012, respectively. Although from 2012 through 2014 we recognized revenue as a result of us providing subcontractor services and the licensing of our intellectual property, we have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2014, we had cash, cash equivalents and short-term investments on hand of approximately $27,526,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of December 31, 2014, we had approximately $9.5 million in aggregate principal amount long-term indebtedness outstanding. Under our amended loan and security agreement, we are required to make monthly interest only payments through September 2015; interest and principal payments of approximately $460,000 per month from October 2015 through March 2017 and a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing our $10 million credit facility also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates and our ability to raise additional capital.

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If we are not successful in developing our product candidates, we will have invest substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

Our proposed products are not likely to be commercially available for at least several years, if at all. Our development schedules for our proposed products may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our product candidates could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any of our proposed product candidates.

Our business relies on technologies that we may not be able to commercially develop and we are unable to predict when or if we will be able to earn revenues.

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $19,000, $110,000 and $408,000 for the years ended December 31, 2014, 2013 and 2012, respectively related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

Our product development programs are based on novel technologies in an emerging field and are inherently risky.

We are subject to the risks inherent in the development of products based on new technologies. The novel nature of therapies in the field of regenerative medicine creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies, including our product candidates, may be more complex and lengthy than the pathway for conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all. Regenerative medicine is still an emerging field. There can be no assurances that we will ultimately produce any viable commercialized products and processes. Even if we are able to produce a commercially viable product, there may be strong competitors in this field and our products may not be able to successfully compete against them.

We are unable to predict when or if we will be able to earn revenues.

Given the uncertainty of our technologies and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products.

Our proposed products are not likely to be commercially available for at least several or more years, if ever. Accordingly, we do not foresee generating any significant revenue during such time. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities to fund our operations for the foreseeable future.

Our inability to manufacture and store our stem cells in-house that are used in our products could adversely impact our business.

We currently outsource most of the manufacturing of our stem cells and small molecule pharmaceutical compounds to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities or our business would be impacted. Additionally, as part of our business plan, we are developing in-house manufacturing capabilities but there can be no assurance that such capabilities will be successfully developed or if developed, be sufficient to meet our demands and delays in the development of such in-house manufacturing capabilities could adversely affect our plans.

If we are unable to complete pre-clinical and clinical testing and trials or if clinical trials of our product candidates are prolonged, delayed, suspended or terminated, our business and results of operations could be materially harmed.

We are currently in clinical trials for NSI-566 and NSI-189, two of our proposed products, with regard to multiple indications. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;
•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;
•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;
•	delays in obtaining regulatory agency agreement for the conduct of our clinical trials;
•	lower than anticipated enrollment and retention rate of subjects in clinical trials;
•	serious and unexpected side effects experienced by patients in our clinical trials which are related to the use of our product candidates; or
•	failure of our third-party contractors to meet their contractual obligations to us in a timely manner.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors. Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial. We do not know whether our clinical trials will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be jeopardized. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

The results of pre-clinical studies and clinical trials may not be predictive of the results of our later-stage clinical trials and our proposed products may not have favorable results in later-stage clinical trials or receive regulatory approval.

Positive results from pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

Our research and development expenses are subject to uncertainty.

Factors affecting our research and development expenses include, but are not limited to:

•	competition from companies that have substantially greater assets and financial resources than we have;
•	need for acceptance of our proposed products;
•	ability to anticipate and adapt to a competitive market and rapid technological developments;
•	amount and timing of operating costs and capital expenditures relating to outsourcing of manufacturing and management of pre-clinical and clinical trials;
•	need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry; and
•	dependence upon key personnel including key independent consultants and advisors.

There can be no guarantee that our research and development expenses will be consistent from period to period. We may be required to accelerate or delay incurring certain expenses depending on the results of our studies and the availability of adequate funding.

We are subject to numerous risks inherent in conducting clinical trials.

We outsource the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our proposed products. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay or prevent the completion of our clinical trials.

We or our regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

Our clinical trial operations are subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval for our proposed products, which would materially harm our business, results of operations and prospects.

There are no assurances that we will be able to submit a pre-market application or obtain FDA approval in order to market and sell our products.

There can be no assurance that even if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA, or that any BLA or NDA that we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA or NDA with respect to any future product, or if such application is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and NDAs and may require additional clinical trials, even when product candidates performed well or achieved favorable results during initial clinical trials. If we fail to commercialize our product candidates and are unable to generate sufficient revenues to attain profitability our business will be adversely effected.

The manufacturing of stem cell-based therapeutic products is novel and dependent upon specialized key materials.

The manufacturing of stem cell-based therapeutic products is a complicated and difficult process, dependent upon substantial know-how and subject to the need for continual process improvements. We depend almost exclusively on third party manufacturers to supply our cells. In addition, our suppliers’ ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials is uncertain. Manufacturing irregularities or lapses in quality control could have a material adverse effect on our business. Additionally, many of the materials that we use to prepare our cell-based products are highly specialized, complex and available from only a limited number of suppliers. The loss of one or more of these sources would likely delay our ability to conduct planned clinical trials and otherwise adversely affect our business.

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

We may not be able to obtain government or third-party payor coverage and reimbursement.

Our ability to successfully commercialize our product candidates, if approved, depends to a significant degree on the ability of patients to be reimbursed for the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. There is considerable pressure to reduce the cost of therapeutic products. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA or other relevant authority has not granted marketing approval. Moreover, in some cases, government and other third party payors have refused to provide reimbursement for uses of approved products for disease indications for which the FDA or other relevant authority has granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health-care products or novel therapies such as ours. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

Our products may not be profitable due to manufacturing costs and our inability to receive favorable pricing.

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of our proposed products. Even if we are able to receive approval for the reimbursement of our proposed products the amount of reimbursement may be significantly less than the manufacturing costs of our products. Additionally, other market factors may limit the price which we can charge for our proposed products while still being competitive. Accordingly, even if we are successful in developing our proposed products, we may not be able to charge a high enough price for us to earn a profit.

We are dependent on the acceptance of our products by the healthcare community.

Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community, in general, may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional therapies marketed by major pharmaceutical companies. If the healthcare community does not accept our products for any reason, our business will be materially harmed.

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

We have entered into employment agreements with Mr. Garr and Dr. Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1.3 million for Mr. Garr and $2.2 million for Dr. Johe and result in the immediate vesting of all outstanding options and/or warrants held by Mr. Garr and Dr. Johe.

Our competition has significantly greater experience and financial resources.

The biotechnology industry is characterized by rapid technological developments and a high degree of competition. We compete against numerous companies, many of which have substantially greater resources. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases which we target. Given our current stage of development and resources, it may be extremely difficult for us to compete against more developed companies.

As a result, our proposed products could become obsolete before we recoup any portion of our related research and development and commercialization expenses. Competition in the biopharmaceutical industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions and governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We believe that our proposed products under development and in pre-clinical testing and clinical trials will address unmet medical needs for those indications for which we are focusing our development efforts. Our competition will be determined in part by the potential indications for which our proposed products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our proposed products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop our proposed products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market is expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Our outsource model depends on third parties to assist in developing and testing our proposed products.

Our strategy for the development, clinical and pre-clinical testing and commercialization of our proposed products is based in large part on an outsource model. This model requires us to engage third parties in order to further develop our technology and products as well as for the day to day operations of our business. In the event we are not able to enter into such relationships in the future, our ability to operate and develop products may be seriously hindered or we may be required to spend considerable time and resources to bring such functions in-house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house.

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

We currently rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. At present, we outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical and clinical works, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, GTPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Moreover, we do not have quantity or volume commitment orders from these manufacturers and we cannot assure you that the manufacturers will be able to manufacture in the quantity we require on a timely basis or at all. In the event we are required to seek alternative third party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third party FDA-regulated manufacturers on a timely basis and at terms reasonable to us. Even if we were to locate alternative manufacturers there may be delays before they are able to begin manufacturing. Failure to secure such third party manufacturers or suppliers would materially impact our business.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.

We do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Our preclinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

•	the third parties do not successfully carry out their contractual duties;
•	the third parties fail to meet FDA and other regulatory obligations or expected deadlines;
•	we replace a third party for any reason; or
•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

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

We rely on our intellectual property, including issued and applied-for patents, as the foundation of our business. Our intellectual property rights may come under challenge. No assurances can be given that our current and potential future patents will survive such challenges. For example, in 2005 one of our patents was challenged in the USPTO. Although we prevailed in this particular matter, these cases are complex, lengthy, expensive, and could potentially be adjudicated adversely to our interests, removing the protection afforded by an issued patent. The viability of our business would suffer if such patent protection were limited or eliminated. Moreover, the costs associated with defending or settling intellectual property claims would likely have a material adverse effect on our business and future prospects. At present, there is litigation with StemCells, Inc., which is further described in this Annual Report in the section entitled “Legal Proceedings.”

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We have never paid cash dividends nor do we anticipate paying cash dividends in the foreseeable future. Accordingly, any return on your investment will be as a result of stock appreciation if any. Additionally, we are prohibited from paying any cash dividends under the terms of our loan and security agreement.

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

Our charter documents and Delaware law contain provisions that could make it difficult for us to be acquired in a transaction that might be beneficial to our stockholders.

Our board of directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges, and restrictions of these shares without stockholder approval.  Additionally, our Bylaws provide for a staggered board.  These provisions in our charter documents, along with certain provisions under Delaware law, may make it more difficult for a third party to acquire us or discourage a third party from attempting to acquire us, even if the acquisition might be beneficial to our stockholders.

Our board of directors has broad discretion to issue additional securities which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2014 we have issued and outstanding 87,789,679 shares of common stock and we have 44,506,665 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 167,703,656 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Risks Related to Government Regulation and Approval of our Product Candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and our products may not receive regulatory approval.

The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

Development of our product candidates is subject to extensive government regulation.

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

Noncompliance with applicable regulatory requirements can subject us, our third party suppliers and manufacturers and our other collaborators to administrative and judicial sanctions, such as, among other things, warning letters, fines and other monetary payments, recall or seizure of products, criminal proceedings, suspension or withdrawal of regulatory approvals, interruption or cessation of clinical trials, total or partial suspension of production or distribution, injunctions, limitations on or the elimination of claims we can make for our products, refusal of the government to enter into supply contracts or fund research, or government delay in approving or refusal to approve new drug applications.

We cannot predict if or when we will be able to commercialize our products due to regulatory constraints.

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

If our clinical trials fail to demonstrate that any of our product candidates are safe and effective for the treatment of particular diseases, the FDA may require us to conduct additional clinical trials or may not grant us marketing approval for such product candidates for those diseases.

We are not permitted to market our product candidates in the United States until we receive approval of a BLA or NDA from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with evidence gathered in preclinical and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls used to produce the product are compliant with applicable statutory and regulatory requirements. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates for the treatment of particular diseases may delay or prevent our receipt of the FDA’s approval and, ultimately, may prevent commercialization of our product candidates for those diseases. The FDA has substantial discretion in deciding whether, based on the benefits and risks in a particular disease, any of our product candidates should be granted approval for the treatment of that particular disease. Even if we believe that a clinical trial or trials has demonstrated the safety and statistically significant efficacy of any of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data can be interpreted by the FDA and other regulatory authorities in different ways, which could delay, limit or prevent regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for those of our product candidates involved will be harmed, and our prospects for profitability will be significantly impaired.

Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

•	offer improvement over existing comparable products;
•	be proven safe and effective in clinical trials; or
•	meet applicable regulatory standards.

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

Both before and after marketing approval, our product candidates are subject to extensive and rigorous ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions.

Both before and after the approval of our product candidates, we, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, contract research organizations, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, packaging, adverse event reporting, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, requirements and current good clinical practice, or cGCP, requirements for any clinical trials that we conduct post-approval. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: restrictions on the marketing of our products or their manufacturing processes, notices of violation, untitled letters, warning letters, civil penalties, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate, suspension or withdrawal of regulatory approvals, product, seizure or detention, voluntary or mandatory product recalls and related publicity requirements, interruption of manufacturing or clinical trials, operating restrictions, injunctions, import or export bans, and criminal prosecution. We or the FDA, or an institutional review board, may suspend or terminate human clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If side effects are identified during the time our drug candidates are in development or after they are approved and on the market, we may choose to or be required to perform lengthy additional clinical trials, discontinue development of the affected drug candidate, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved products.

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our drug candidates.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

We expect our stem cell product candidates to be regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our drug candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently lease three facilities located in the United States. Our executive offices and primary research facilities are located in Germantown, Maryland. We lease these facilities consisting of approximately 2,700 square feet. This lease provides for monthly lease payments of approximately $9,000 per month with the term expiring on December 31, 2015.

In 2011, we entered into a lease, consisting of approximately 3,000 square feet of additional research space in San Diego, California. This lease provides for current monthly payments of approximately $7,200 and expires on August 31, 2015.

In 2014, we entered into a lease for additional research space in San Diego, California. This lease provides for monthly payments of approximately $3,000 per month plus certain additional monthly fees to be determined based on usage. This lease expires on August 31, 2015

We also lease a research facility in People’s Republic of China. This lease expired on September 30, 2014 and is currently month-to-month with lease payments of approximately $2,000 per month.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, 2008 we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem's Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order (an order ruling on the scope and meaning of disputed patent claim language regarding the patents at issue) on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012 the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells' Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing. The case was then reassigned to Judge Roger W. Titus.

Judge Titus held a bench trial on the issue of standing and inventorship on December 9, 11, and 12, 2014.  The parties filed their post-trial briefs on January 16, 2015. Judge Titus is expected to issue an order that will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE MKT under the symbol "CUR." The following table sets forth, for the periods indicated, the high and low sale prices for our common stock.

	High	Low
2014
First Quarter	$4.80	$2.76
Second Quarter	$4.81	$2.96
Third Quarter	$4.25	$2.67
Fourth Quarter	$3.39	$2.12
2013
First Quarter	$1.40	$1.03
Second Quarter	$1.59	$1.00
Third Quarter	$3.02	$1.30
Fourth Quarter	$3.04	$2.07

Holders

As of February 28, 2015 our common stock was held by approximately 344 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of our loan and security agreement.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2014.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price for Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Plan, as amended and restated	3,108,333	$1.23	-
2007 Stock Plan	6,006,319	$3.17	18,223
2010 Equity Compensation Plan	10,319,019	$1.27	3,632,425
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	19,433,671	$1.85	3,650,648

Performance Graph

The following graph compares total stockholder returns of Neuralstem, Inc. for the period commencing on December 31, 2009 and ending on December 31, 2014, to two indices: (i) The NYSE MKT Composite Index and (ii) The AMEX Biotechnology Index. The total return for our stock and for each index assumes an initial investment of $100 and the reinvestment of dividends, although we have never declared dividends on Neuralstem stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	At certain times from January through April 2014, we issued a total of 40,077 shares of common stock upon the cashless exercise of 77,000 outstanding common stock purchase warrants. Such warrants had an average exercise price of $1.79.

•	In April 2014, we issued a total of 50,000 shares of common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants had an exercise price of $2.00. We received $100,000 of gross proceeds from the exercise.

•	In 2014, we issued an aggregate of 805,972 shares of common stock upon conversion by the lender of $1 million of principal payments due under our March 2013 long-term debt in accordance with the terms of the amended loan and security agreement. We received no such proceeds from this conversion.

•	In July 2014, we issued one of our legal firms a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $4.01 per share in exchange for certain legal work. The warrant vest monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2019. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In connection with the amendment to our loan and security agreement entered into in the October 2014, we issued a five-year warrant to purchase 75,188 shares of our common stock at an exercise price of $2.66 per share to the lender. The warrant contains standard anti-dilution provisions but does not contain any price protection provisions with regard to subsequent financings. In connection with the loan amendment, we also issued to an advisor 28,119 common shares and a three-year warrant to purchase 58,141 common shares at an exercise price of $2.66 per share. This advisory warrant has terms substantially similar to the lender warrant.

•	In February 2015, we issued a total of 19,206 shares of common stock upon the cashless exercise of 44,000 outstanding common stock purchase warrants at an exercise price of $2.13.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Statement of Operations Data:	2014	2013	2012	2011	2010
Revenues	$18,833	$110,000	$407,708	$390,625	$733,438
Total operating expenses	$17,454,682	$12,633,941	$10,564,164	$13,381,095	$15,918,319
Operating loss	$(17,435,849)	$(12,523,941)	$(10,156,456)	$(12,990,470)	$(15,184,881)
Interest expense	$(1,620,776)	$(1,394,274)	$(2,699)	$(821)	$(2,662)
Warrant issuance and modification expense	$(3,109,850)	$(5,017,156)	$-	$-	$(1,906,800)
Gain (loss) from change in fair value adjustment of warrant obligations	$(334,133)	$(965,329)	$-	$161,809	$(1,352,234)
Loss on debt extinguishment	$(445,787)	$-	$-	$-	$-
Litigation settlement	$250,000	$838	$3,484	$-	$-
Net loss	$(22,628,744)	$(19,831,862)	$(10,121,517)	$(12,518,527)	$(18,387,300)
Net loss per share - basic and diluted	$(0.26)	$(0.27)	$(0.17)	$(0.26)	$(0.42)

	As of December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
Cash and equivalents	$12,518,980	$16,846,052	$7,443,773	$2,352,013	$9,261,233
Short-term investments	$15,007,478	$-	$-	$-	$-
Working capital	$24,153,087	$11,682,987	$5,896,454	$590,385	$7,093,237
Total assets	$29,844,075	$19,413,536	$8,750,079	$4,086,177	$10,591,360
Long-term debt, net of discount	$8,786,482	$7,697,331	$-	$-	$-
Fair value of derivative instruments	$-	$1,417,527	$-	$-	$1,250,839
Total stockholders' equity	$17,719,336	$8,418,199	$6,972,633	$1,659,818	$7,854,350

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2015.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2014 to the comparable period of 2013 and (ii) year ended December 31, 2013 to the comparable period of 2012.

•	Liquidity and Capital Resources— Analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and the development and commercialization of treatments using small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license ninety-five (95) U.S. or foreign issued patents and fifty-one (51) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, including in the third quarter 2012 and the first quarter of 2013, we have licensed the use of our intellectual property to third parties.

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

Before we can derive revenue or cash inflows from the commercialization of any of our proposed product candidates, we will need to: (i) conduct substantial testing of our proposed products, (ii) undertake pre-clinical and clinical testing for specific disease indications; and (iii), obtain required regulatory approvals. These steps are risky, expensive and time consuming.

Trends & Outlook

We generated no revenues from the sale of our proposed therapies for any of the years presented. We are mainly focused on successfully managing our current clinical trials related to our stem cell technology and small molecule compounds. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for additional clinical trials.

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the years ended December 31, 2014, 2013 and 2012, we recognized approximately $19,000, $110,000 and $173,000 of revenue, respectively, related to up-front payments and ongoing fees under these licenses.

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

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. Through December 31, 2014 this subsidiary has incurred expenses of approximately $500,000.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to  Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates - Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss carryforward and related valuation allowance for tax purposes and our stock -based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2014, 2013 and 2012, no significant impairment losses were recognized.

Fair Value Measurements - The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments were estimated using Level 3 unobservable inputs.

Share-Based Compensation - We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees and board members is determined at the grant date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, stock based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Comparison of Our Results of Operations for the Year Ended December 31, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our proposed products in 2014 or 2013. During 2014 and 2013, we recognized revenue of approximately $19,000 and $110,000, respectively related to the licensing of certain of our intellectual properties to third parties. The revenue in 2013 included up-front fees for new licenses while the revenue recognized in 2014 consisted solely of ongoing, annual fees.

Operating Expenses

Operating expenses for 2014 and 2013 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research & development costs	$8,134,753	$7,134,301	$1,000,452	14%
General & administrative expenses	8,971,299	5,254,915	3,716,384	71%
Depreciation and amortization	348,630	244,725	103,905	42%
Total expense	$17,454,682	$12,633,941	$4,820,741	38%

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

The increase of approximately $1,000,000 or 14% in research in development expenses was primarily attributable to a $674,000 increase in payroll and related expense due to increased salaries and headcount, a $140,000 increase in project and lab expenses and a $112,000 increase in travel and related expense due to our clinical trial activities. These increased expenses are all related to a ramping up of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The increase of approximately of approximately $3,716,000 or 71% in general and administrative expenses was primarily attributable to a $1,953,000 increase in non-cash stock based compensation expense primarily related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants, a $1,010,000 increase in legal and professional fees related to patent, litigation and other corporate matters, a $554,00 increase in consulting fees primarily related to new business development efforts and a $236,000 increase in payroll and related expenses due to current year headcount increases.

Depreciation and Amortization

The increase in depreciation and amortization expenses is due to additions to our patents and property and equipment.

Other income (expense)

Other expense totaled approximately $5,193,000 and $7,308,000 in the years ended December 31, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants, $1,621,000 of interest expense principally related to our long-term debt, a $446,000 loss on our debt amendment transaction and $334,000 related to the change in fair value of the Company’s warrant liabilities partially offset by $250,000 of income from a milestone payment from a legal settlement.

Other expense in 2013 consisted primarily of a $5,017,000 expense related to the modification of certain common stock purchase warrants, $1,394,000 of interest expense primarily related to the Company’s March 2013 long-term debt and a $965,000 expense related to the change in fair value of the Company’s warrant liabilities partially offset by approximately $68,000 in interest income.

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

Operating expenses for 2013 and 2012 were as follows:

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

Other income (expense)

Other income (expense) totaled approximately ($7,308,000) and $35,000 in the years ended December 31, 2013 and 2012, respectively. Other expense in 2013 consisted primarily of a $5,017,000 expense related to the modification of certain common stock purchase warrants, $1,394,000 of interest expense primarily related to the Company’s March 2013 long-term debt and a $965,000 expense related to the change in fair value of the Company’s warrant liabilities partially offset by approximately $68,000 in interest income. Other income in 2012 consisted primarily of interest income.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.  In January 2014, we received approximately $20 million of gross proceeds from the sale or our securities pursuant to a registered direct offering and in October 2014, we raised approximately $4 million of net proceeds in our debt amendment transaction.

We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Cash Flows – 2014 compared to 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%

Cash and cash equivalents	$12,518,980	$16,846,052	$(4,327,072)	-26%
Short term investments	15,007,478	-	15,007,478	- %
Total cash and short term investments	$27,526,458	$16,846,052	$10,680,406	63%

Net cash used in operating activities	$(11,706,688)	$(10,591,617)	$(1,115,071)	11%
Net cash used in investing activities	$(15,563,826)	$(537,050)	$(15,026,776)	2798%
Net cash provided by financing activities	$22,944,425	$20,524,702	$2,419,723	12%

The increase in our cash and short term investments was primarily due to our raising approximately $19.5 million, net through the sale of our common stock and warrants and $4.2 million, net in our debt amendment transaction partially offset by our cash used in operations.

Net Cash Used in Operating Activities

The increase in cash used in operating activities during 2014 as compared to 2013 was primarily the result of a $2,797,000 increase in our net loss partially offset by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

The increase in our use of cash in investing activities during 2014 as compared to 2013 was primarily due to approximately $15,007,000 of purchases, net of maturities of short term investments using the proceeds from our January 2014 registered direct offering.

Net Cash Provided by Financing Activities

In 2014 we raised approximately $19,468,000, net through the sale of our common stock and warrants, $4,213,000 from our debt amendment transaction and $1,795,000 from exercises of stock purchase warrants. These were partially offset by $1,929,000 of principal payments on our long-term debt and the $426,000 payment of taxes related to stock option exercises.

In 2013 we raised approximately $7,048,000, net through the sale of our common stock and warrants, $7,551,000 from the issuance of long-term debt and $6,108,000 from exercises of stock purchase warrants.

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

The increase in our cash and cash equivalents was primarily due to proceeds of approximately $20,708,000 from our debt and equity transactions partially offset by our cash used to fund our operations.

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

Net Cash Provided by Financing Activities

In 2013 we raised approximately $7,048,000, net through the sale of our common stock and warrants, $7,551,000 from the issuance of long-term debt and $6,108,000 from exercises of stock purchase warrants while in 2012 we raised approximately $13,889,000 from the issuance and sale of our common stock and warrants.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through February 28, 2014 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $47.2 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $2.8 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936).  To date through February 28, 2015 we have sold 1,931,329 shares under such agreement at an average price per share of $3.07 resulting in gross proceeds of approximately $5,938,000 and net proceeds of approximately $5,707,000. Future sales under our agreement are limited to approximately $2.8 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

Contractual Obligations

As of December 31, 2014, our contractual obligations were as follows:

Contractual Obligations	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating facility leases	$190,324	$-	$-	$-	$190,324
Long-term debt	1,154,151	4,914,687	3,420,420	-	9,489,258
Total contractual obligations	$1,344,475	$4,914,687	$3,420,420	$-	$9,679,582

Off-balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We are subject to interest rate risk on our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the year ended December 31, 2014 a one percentage point increase in the prime rate would have increased our interest expense by approximately $80,000.

Our foreign operations in China subject us to changes in foreign exchange rates. Changes in rates for the year ended December 31, 2014 would not have had a material effect as the operations were limited. Future changes to foreign exchange rates could have a material effect on us as our clinical trial activity increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuralstem, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Neuralstem, Inc. (the “Company”) as of December 31, 2014 and 2013, and the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over consolidated financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Neuralstem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Stegman & Company

Baltimore, Maryland

March 16, 2015

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,518,980	$16,846,052
Short term investments	15,007,478	-
Trade and other receivables	225,524	10,000
Deferred financing fees, current portion	135,694	507,334
Prepaid expenses	274,106	255,733
Total current assets	28,161,782	17,619,119

Property and equipment, net	301,265	230,971
Patents, net	1,233,172	1,137,701
Deferred financing fees, net of current portion	89,143	360,848
Other assets	58,713	64,897
Total assets	$29,844,075	$19,413,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,504,978	$1,196,190
Accrued bonuses	646,960	465,868
Current portion of long-term debt, net of discount	730,012	2,763,121
Derivative instruments	-	1,417,527
Other current liabilities	126,745	93,426
Total current liabilities	4,008,695	5,936,132

Long-term debt, net of discount and current portion	8,056,470	4,934,210
Other long term liabilities	59,574	124,995
Total liabilities	12,124,739	10,995,337

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 87,789,679 and 77,886,031 shares issued and outstanding in 2014 and 2013, respectively	877,897	778,860
Additional paid-in capital	167,890,220	136,058,135
Accumulated other comprehensive income	6,000	7,241
Accumulated deficit	(151,054,781)	(128,426,037)
Total stockholders' equity	17,719,336	8,418,199
Total liabilities and stockholders' equity	$29,844,075	$19,413,536

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012

Revenues	$18,833	$110,000	$407,708

Operating expenses:
Research and development costs	8,134,753	7,134,301	6,105,984
General and administrative expenses	8,971,299	5,254,915	4,247,037
Depreciation and amortization	348,630	244,725	211,143
Total operating expenses	17,454,682	12,633,941	10,564,164
Operating loss	(17,435,849)	(12,523,941)	(10,156,456)

Other income (expense):
Interest income	67,651	68,000	34,154
Interest expense	(1,620,776)	(1,394,274)	(2,699)
Warrant modification expense	(3,109,850)	(5,017,156)	-
Loss from change in fair value of derivative instruments	(334,133)	(965,329)	-
Loss on debt extinguishment	(445,787)	-	-
Litigation settlement	250,000	838	3,484
Total other income (expense)	(5,192,895)	(7,307,921)	34,939

Net loss	$(22,628,744)	$(19,831,862)	$(10,121,517)

Net loss per share - basic and diluted	$(0.26)	$(0.27)	$(0.17)

Weighted average common shares outstanding - basic and diluted	87,086,345	72,279,210	58,153,929

Comprehensive loss:
Net loss	$(22,628,744)	$(19,831,862)	$(10,121,517)
Foreign currency translation adjustment	(1,241)	7,241	-
Comprehensive loss	$(22,629,985)	$(19,824,621)	$(10,121,517)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders’ Equity

	Common Stock Shares	Common Stock Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2012	48,682,118	$486,821	$99,645,655	$-	$(98,472,658)	$1,659,818
Share based payments	-	-	1,369,886	-	-	1,369,886
Issuance of common stock at $1.02 from warrants exercised	200,000	2,000	202,000	-	-	204,000
Issuance of common stock for professional services, net of returned shares for amended agreement	174,209	1,742	173,296	-	-	175,038
Issuance of common stock and warrants from capital raises, net of issuance costs of $1,274,592	19,100,000	191,000	13,494,408	-	-	13,685,408
Issuance of common stock from vested restricted stock units	32,987	330	(330)	-	-	-
Net loss	-	-	-	-	(10,121,517)	(10,121,517)
Balance at December 31, 2012	68,189,314	681,893	114,884,915	-	(108,594,175)	6,972,633
Share based payments	-	-	1,665,155	-	-	1,665,155
Issuance of common stock for warrant exercises, net of fees of $113,200	5,302,935	53,029	5,979,277	-	-	6,032,306
Issuance of common stock and replacement warrants as inducement for warrant exercises	72,440	724	5,016,432	-	-	5,017,156
Issuance of common stock and warrants for professional services, net of forfeited shares	332,848	3,329	1,503,419	-	-	1,506,748
Issuance of common stock and warrants from capital raises, net of issuance costs of $534,825	3,988,494	39,885	7,008,937	-	-	7,048,822
Foreign currency translation adjustments	-	-	-	7,241	-	7,241
Net loss	-	-	-	-	(19,831,862)	(19,831,862)
Balance at December 31, 2013	77,886,031	778,860	136,058,135	7,241	(128,426,037)	8,418,199
Share based payments	-	-	4,318,994	-	-	4,318,994
Issuance of common stock from exercise of conversion feature of long term debt	805,972	8,060	991,940	-	-	1,000,000
Issuance of common stock from exercise of warrants, stock options and restricted stock units, net	1,947,535	19,476	1,288,515	-	-	1,307,991
Issuance of common stock and warrants from capital raises, net	7,122,022	71,220	19,489,214	-	-	19,560,434
Reclassification of warrant classified as derivative liability	-	-	1,704,097	-	-	1,704,097
Modification of executive warrant	-	-	3,109,850	-	-	3,109,850
Issuance of common stock and warrants in conjunction with debt amendment, net	28,119	281	929,475	-	-	929,756
Foreign currency translation adjustments	-	-	-	(1,241)	-	(1,241)
Net loss	-	-	-	-	(22,628,744)	(22,628,744)
Balance at December 31, 2014	87,789,679	$877,897	$167,890,220	$6,000	$(151,054,781)	$17,719,336

See accompanying notes to consolidated financial statements

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(22,628,744)	$(19,831,862)	$(10,121,517)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	348,630	244,725	211,143
Share based compensation expenses	4,320,073	2,331,401	1,610,845
Amortization of deferred financing fees and debt discount	829,632	694,175	-
Warrant modification expense	3,109,850	5,017,156	-
Loss from change in fair value of warrant obligations	334,133	965,329	-
Loss on debt extinguishment	445,787	-	-

Changes in operating assets and liabilities:
Trade and other receivables	(215,524)	(6,667)	231,042
Prepaid expenses	191,263	125,470	164,117
Other assets	6,141	(5,183)	15,826
Accounts payable and accrued expenses	1,382,447	(116,750)	(644,022)
Accrued bonuses	181,092	3	24,309
Other current liabilities	(2,206)	2,469	30,557
Other long term liabilities	(9,262)	(11,883)	-
Net cash used in operating activities	(11,706,688)	(10,591,617)	(8,477,700)

Cash flows from investing activities:
Purchases of short-term investments	(25,007,478)	-	-
Maturity of short-term investments	10,000,000	-	-
Patent costs	(348,455)	(411,688)	(215,638)
Purchase of property and equipment	(207,893)	(125,362)	(39,220)
Net cash used in investing activities	(15,563,826)	(537,050)	(254,858)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	1,794,865	6,107,842	204,000
Proceeds from sale of common stock and warrants, net of issuance costs	19,467,857	7,048,822	13,685,408
Payments of taxes on stock option exercises	(426,212)	-	-
Proceeds from long-term debt transactions, net of issuance costs	4,212,561	7,551,329	-
Payments of long-term debt	(1,929,449)	-	-
Payments of short term notes payable	(175,197)	(183,291)	(65,090)
Net cash provided by financing activities	22,944,425	20,524,702	13,824,318
Effects of exchange rates on cash	(983)	6,244	-
Net increase (decrease) in cash and cash equivalents	(4,327,072)	9,402,279	5,091,760

Cash and cash equivalents, beginning of period	16,846,052	7,443,773	2,352,013

Cash and cash equivalents, end of period	$12,518,980	$16,846,052	$7,443,773

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012

Supplemental cash flow information:
Cash paid for interest	$762,910	$624,321	$2,699
Cash paid for income taxes	$-	$-	$-

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$1,208,653	$587,500	$-
Issuance of common stock for conversion of long-term debt	$1,000,000	$-	$-
Financing of insurance premiums through note payable	$210,722	$183,472	$146,452
Issuance of common stock and warrants for fees related to debt transactions	$159,954	$848,421	$-
Issuance of warrants for vendor services	$-	$658,326	$-
Issuance of common stock for services, net of returned shares for amended agreement	$-	$-	$175,038

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Organization and Business

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

Neuralstem is a biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company will commercialize this technology as a tool for use in the next generation of small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in San Diego, California and in the People’s Republic of China.

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

Note 2 Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Liquidity

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Our operations currently do not generate significant cash. Our management does not know when this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of our stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through December 31, 2015.

No assurance can be given that (i) FDA approval will ever be granted for us to market and sell our product candidates, or (ii) if FDA approval is granted, that we will ever be able to sell our proposed products or be profitable.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss carry forward and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and advisors, including investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments were estimated using Level 3 unobservable inputs. See Note 3 for further details.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2014, 2013 and 2012. A total of approximately 40.4, 38.2 and 35.0 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2014, 2013 and 2012, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants granted to employees and board members is determined at the grant date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units granted to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2014, 2013 and 2012.

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

In August 2014, the FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern. This guidance requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Note 3  Fair Value Measurements

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of other short-term financial instruments (primarily short-term investments, accounts payable and certain accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our long-term indebtedness approximates its carrying value.

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

The following table identifies the carrying amounts of such assets and liabilities at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$1,417,527	$1,417,527
	$-	$-	$1,417,527	$1,417,527

We had no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs:

	Derivative Instruments – Stock Purchase Warrants	Stock Options
Balance at January 1, 2013	$-	$-
Issuance	452,198	35,000
Satisfaction of contingency	-	(54,881)
Change in fair value	965,329	19,881
Balance at December 31, 2013	1,417,527	-
Change in fair value	334,133	-
Exercise of underlying warrants	(1,751,660)	-
Balance at December 31, 2014	$-	$-

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying consolidated statements of operations and comprehensive loss. The change in fair value of the contingent stock options is classified as share-based compensation. The fair values of both the common stock purchase warrants and the contingent stock options are determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other option pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the years ended December 31, 2014, 2013 or 2012.

Note 4  Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provided for interest at a variable rate based on prime with a floor of 11% and matured in June 2016. The variable rate was 11% and did not change during the period through the loan amendment. The loan provided for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 were due through maturity. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.

In conjunction with the loan and security agreement, we issued the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.0789 per share. This warrant contained non-standard anti-dilution protection and, consequently, was being accounted for as a derivative instrument, recorded at fair market value each period (see Note 3). The allocation of proceeds to this warrant resulted in a debt discount which was amortized as interest expense over the term of the debt using the effective interest method. The warrant was exercised in the first quarter of 2014.

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

The loan and security agreement provided for a conversion feature whereby the lender or the Company could each convert up to a maximum of $1 million in principal payments into common stock of the Company. In 2014, the lender elected to convert the maximum principal payments of $1 million into 805,972 shares of our common stock in accordance with the terms of the loan and security agreement.

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan coupled with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through March 2017 and a final balloon payment of approximately $2.1 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 75,188 shares of common stock at an exercise price of $2.66 per share. The warrant contains standard anti-dilution protection but does not contain any anti-dilution protection for subsequent offerings. The value of the warrant was accounted for in calculating the loss on extinguishment.

We also incurred expenses with various third parties in connection with the loan amendment, consisting of approximately $86,000 in cash, 28,119 shares of common stock valued at approximately $80,000, and a three-year common stock purchase warrant to purchase 58,141 shares at an exercise price of $2.66 per share. The warrant is classified as equity and has terms substantially similar to the lender warrant. These fees related to the loan amendment are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

At December 31, 2014, remaining principal payments due under this loan are approximately $1,154,000, $4,915,000 and $3,420,000 in 2015, 2016 and 2017, respectively.

Note 5  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of December 31, 2014, we have approximately 44.5 million shares of common stock reserved for issuance of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2014	2013	2012

Research and development costs	$968,326	$932,200	$655,303
General and administrative expenses	3,351,747	1,399,201	955,542
Total	$4,320,073	$2,331,401	$1,610,845

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2014 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	18,577,207	$1.79	5.8	$24,000,710
Granted	1,014,689	$3.20
Exercised	(322,518)	$0.89		$1,311,191
Forfeited/Expired	(282,983)	$1.20
Outstanding at December 31, 2014	18,986,395	$1.89	5.1	$20,306,807

Exercisable at December 31, 2014	14,414,653	$2.07	4.3	$13,902,619

Vested and expected to vest at December 31, 2014	18,977,853	$1.89	5.1	$20,306,479

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	5.6	$13,440,000
$1.01 - $2.00	4,171,336	$1.19	6.7	6,377,415
$2.01 - $3.00	2,168,333	$2.49	4.7	489,392
$3.01 - $5.00	5,646,726	$3.54	3.6	-
	18,986,395	$1.89	5.1	$20,465,807

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Year Ended December 31,
	2014	2013	2012

Annual dividend	-	-	-
Expected life (in years)	4.0 - 8.5	3.0 - 6.5	2.0 - 4.0
Risk free interest rate	1.12% - 2.50%	0.29% - 2.43%	0.24% - 0.65%
Expected volatility	68.8% - 100.0%	65.1% - 77.5%	55.5% - 77.4%

The Company estimates the expected term using the "simplified-method" as it does not have sufficient historical exercise data to provide a reasonable estimate.

The options granted in the years ended December 31, 2014, 2013 and 2012 had weighted average grant date fair values of $1.90, $1.01 and $0.49, respectively. The total fair value of the options vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1,814,000, $1,170,000 and $557,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2014 was approximately $4,409,000 to be recognized over approximately 2.1 years.

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

A summary of our RSU activity for the year ended December 31, 2014 follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2014	401,625	$2.03
Granted	50,000	$3.31
Vested and converted to common shares	(568)	$1.19
Forfeited	(3,782)	$1.19
Outstanding at December 31, 2014	447,275	$2.18

Exercisable at December 31, 2014	435,783	$2.16

The RSUs granted in the years ended December 31, 2014, 2013 and 2012 had weighted average grant date fair values of $3.31, $1.14, and $1.19, respectively. The total fair value of the shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $142,000, $254,000 and $248,000, respectively.

Unrecognized compensation cost for unvested RSUs outstanding at December 31, 2014 was approximately $22,000 to be recognized over approximately 0.3 years.

Stock Purchase Warrants

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. We have also issued warrants in conjunction with debt offerings and equity raises and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the year ended December 31, 2014 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	19,586,819	$1.96	3.4	$21,146,495
Granted	3,719,764	$3.62	4.0
Exercised	(1,624,449)	$1.36
Forfeited	(259,788)	$1.23
Outstanding at December 31, 2014	21,422,346	$2.30	3.8	$15,984,739

Exercisable at December 31, 2014	21,347,346	$2.30	3.8	$15,984,739

The stock purchase warrants granted in the years ended December 31, 2014, 2013 and 2012 had a weighted average grant date fair value of $2.07, $0.82 and $0.47, respectively. All stock purchase warrants were classified as equity with the exception of the warrant issued to the lender in the March 2013 debt transaction (see Note 4).

Stock purchase warrants exercised in 2014, 2013 and 2012 had an intrinsic value of approximately $4,287,000, $3,550,000 and $30,000, respectively.

In 2014 we modified certain warrants held by our Chief Science Officer. Such modification extended the term of the warrants by an additional five years and resulted in an expense of approximately $3.1 million included in other expense in our statements of operations for the year ended December 31, 2014.

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

In 2014, we issued 249,163 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.55 per share and we received approximately $838,000 in net proceeds.

In 2014, we issued a total of 1,234,428 shares of our common stock upon the exercise of outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average exercise price of $1.44. We received approximately $1,714,000 of net proceeds from the exercises.

In 2014, we issued a total of 712,539 shares of our common stock upon the cashless and partial-cashless exercise of 1,194,372 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.03. We received approximately $20,000 of net proceeds from the exercises.

In 2014, we issued 568 shares of common stock upon conversion of certain outstanding RSU’s. We received no proceeds from this transaction.

In 2014, we issued 805,972 shares of common stock upon the conversion by the lender of $1 million of principal payments due under our March 2013 long-term debt in accordance with the terms of the loan and security agreement (see Note 4). We received no such proceeds from this conversion.

In October 2014, we issued 28,119 shares of common stock and common stock purchase warrants to purchase 133,329 to various parties in conjunction with our loan amendment (see Note 4).

Note 6 Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2014	2013
Furniture and fixtures	$22,603	$21,036
Computers and office equipment	100,105	58,741
Lab equipment	661,789	497,328
	784,497	577,105
Less accumulated depreciation	(483,232)	(346,134)
Property and equipment, net	$301,265	$230,971

The above includes approximately $77,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $137,000, $126,000 and $101,000, respectively.

Note 7 Intangible Assets

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 9.8, years at December 31, 2014. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2014, 2013 and 2012, no significant impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2014 and 2013:

	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patent asset	$1,822,037	$(588,865)	$1,233,172	$1,539,349	$(401,648)	$1,137,701

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $211,000, $119,000 and $110,000, respectively.

The expected average future annual amortization expense over the next five years is approximately $139,000 based on current balances of our intangible assets.

Note 8  Income Taxes

Our provision for income taxes for 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total current provision	-	-	-

Deferred provision (benefit):
Federal	(5,563,694)	(4,436,239)	(3,537,536)
State	(61,835)	502,696	(505,362)
Foreign	-	-	-
Total deferred provision (benefit)	(5,625,529)	(3,933,543)	(4,042,898)
Change in valuation allowance	5,625,529	3,933,543	4,042,898
Consolidated income tax provision	$-	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2014	2013	2012
Federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of Federal benefits	(4.5%)	(5.3%)	(5.0%)
Warrant modification/inducement expense	5.3%	9.9%	0.0%
Other	8.3%	9.5%	(0.9%)
Valuation allowance	24.9%	19.9%	39.9%
Total	0.0%	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2014 and 2013:

	2014	2013
Net operating loss carryforwards	$36,008,206	$31,541,018
Stock based compensation expense	11,183,210	9,923,714
Tax credit carryforwards and other	1,139,961	1,241,115
	48,331,377	42,705,847

Valuation allowance	(48,331,377)	(42,705,847)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $95.4 million and $82.0 million, excluding stock-based compensation NOLs, at December 31, 2014 and 2013, respectively, which will expire beginning in 2015. The Company also has certain Federal tax credit carryforwards that will expire through 2034. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2011.

Note 9  Selected Quarterly Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31:

	Quarter Ended
	2014
	March 31	June 30	September 30	December 31

Revenues	$4,167	$5,000	$5,000	$4,666
Operating loss	$(5,176,901)	$(3,511,238)	$(4,106,745)	$(4,640,965)
Net loss	$(5,919,057)	$(6,751,282)	$(4,455,237)	$(5,503,168)
Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.05)	$(0.06)

	Quarter Ended
	2013
	March 31	June 30	September 30	December 31

Revenues	$102,500	$2,500	$2,500	$2,500
Operating loss	$(2,891,780)	$(3,235,602)	$(3,633,986)	$(2,762,573)
Net loss	$(3,590,087)	$(6,251,630)	$(6,686,957)	$(3,303,188)
Net loss per share - basic and diluted	$(0.05)	$(0.09)	$(0.09)	$(0.04)

The sum of the quarterly per share amounts does not equal the annual amounts due to changes in the weighted average number of common shares outstanding during the year.

Note 10  Commitments and Contingencies

We currently lease three facilities located in the United States. Our executive offices and primary research facilities are located at 20271 Goldenrod Lane, Germantown, Maryland. We lease these facilities consisting of approximately 2,700 square feet. This lease provides for monthly lease payments of approximately $9,000 per month with the term expiring on December 31, 2015.

In 2011, we entered into a lease, consisting of approximately 3,000 square feet of additional research space in San Diego, California. This lease provides for current monthly payments of approximately $7,200 and expires on August 31, 2015.

In 2014, we entered into a lease for additional research space in San Diego, California. This lease provides for monthly payments of approximately $3,000 per month plus certain additional monthly fees to be determined based on usage. This lease expires on August 31, 2015

We also lease a research facility in People’s Republic of China. This lease expired on September 30, 2014 and is currently month-to-month with lease payments of approximately, $2,000 per month.

Future minimum payments under all leases at December 31, 2013 are as follows:

Year	Amount
2015	$190,324
2016	-
2017	-
2018	-
2019	-
2020 and thereafter	-
Total minimum payments	$190,324

The Company recognized approximately $257,000, $277,000 and $240,000, in rent expense for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is currently obligated under two written employment agreements with our Chief Executive Officer (“CEO”) and Chief Scientific Officer (“CSO”). Both agreements terminate on October 31, 2017.  Pursuant to the CEOs agreement, he receives a salary of $407,000 per annum and in the event of termination prior to the completion of the agreement the Company would pay the CEO the greater of his remaining compensation due under the agreement or one million dollars ($1,000,000).  Pursuant to the CSO’s agreement, he receives $750,000 per annum and in the event of termination prior to the completion of the agreement the Company would pay the CSO the greater of the remaining compensation due under the agreement or one million dollars ($1,000,000).  In addition, pursuant to both the agreements any and all stock options, warrants, restricted stock or restricted stock units granted would accelerate and vest immediately in the event the agreements are terminated early.

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, 2008 we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below and it is not known when, nor on what basis, this matter will be concluded.

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877. We answered the Complaint denying infringement, asserting that the patents are invalid, asserting that we have intervening rights based on amendments made to the patents during reexamination proceedings, and further asserting that some of the patents are unenforceable due to inequitable conduct. Neuralstem has also asserted counterclaims that StemCells has engaged in anticompetitive conduct in violation of antitrust laws. On February 28, 2011, Neuralstem filed a Motion to Dismiss for lack of standing and concurrently filed a Motion for Leave to Amend its Answer and Counterclaim to allege that StemCells is not the exclusive licensee of the patents-in-suit and also that Neuralstem has obtained a non-exclusive license to the patents-in-suit. In addition, before the Court decided Neuralstem's Motion to Dismiss for lack of standing, StemCells filed a motion for summary judgment on the issue standing. Neuralstem responded to that motion and cross-moved for summary judgment on the issue of standing. The Court further issued its Markman Order (an order ruling on the scope and meaning of disputed patent claim language regarding the patents at issue) on August 12, 2011. On August 26, 2011, StemCells moved for reconsideration of two terms construed in the Markman Order and that motion remains pending. On April 6, 2012, the Court granted Neuralstem's Motion for Leave to Amend to assert lack of standing and denied Neuralstem's Motion to Dismiss and Motion for Summary Judgment without prejudice. The Court also denied StemCells’ Motion for Summary Judgment with prejudice. The Court stayed all other matters pending resolution of the question of standing. The case was then reassigned to Judge Roger W. Titus.

Judge Titus held a bench trial on the issue of standing and inventorship on December 9, 11, and 12, 2014.  The parties filed their post-trial briefs on January 16, 2015.  Judge Titus is expected to issue an order that will either resolve the case in its entirety or will allow the case to move forward to expert discovery.

Note 11 Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer (who is also the Company’s acting principal financial officer) and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer (who is also the Company’s acting principal financial officer) and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Stegman & Company, an independent registered public accounting firm, and the Firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-k.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Shareholders (“2014 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2015 Proxy Statement and is incorporated herein by reference.

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

NEURALSTEM, INC.

Dated: March 16, 2015	By:	/S/ I Richard Garr
I Richard Garr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ I. Richard Garr	President, Chief Executive Officer, General Counsel and Director	March 16, 2015
I. Richard Garr	(Principal executive officer)

/s/ I. Richard Garr	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2015
I. Richard Garr

/s/ Karl Johe	Chairman of the Board and Directors	March 16, 2015
Karl Johe

/s/ William Oldaker	Director	March 16, 2015
William Oldaker

/s/ Scott V. Ogilvie	Director	March 16, 2015
Scott V. Ogilvie

/s/ Sandford D. Smith	Director	March 16, 2015
Sandford D. Smith

/s/ Catherine A. Sohn	Director	March 16, 2015
Catherine A. Sohn

/s/ Stanley Westreich	Director	March 16, 2015
Stanley Westreich

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.08**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.09**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.10**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.11	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.12	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.13	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.14	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

10.15**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	011-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	011-33672	10/29/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of the Registrant		10-K	21.01	001-33672	3/10/14

23.01	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

