Form 10-Q
period 2015-03-31
Neuralstem, Inc.
filed 2015-05-08
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, there were 90,336,643 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,593,461	$12,518,980
Short-term investments	15,032,419	15,007,478
Trade and other receivables	8,173	225,524
Deferred financing fees, current portion	130,677	135,694
Prepaid expenses	388,065	274,106
Total current assets	29,152,795	28,161,782

Property and equipment, net	282,057	301,265
Patents, net	1,242,026	1,233,172
Deferred financing fees, net of current portion	62,992	89,143
Other assets	59,098	58,713
Total assets	$30,798,968	$29,844,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,129,199	$2,504,978
Accrued bonuses	225,321	646,960
Current portion of long-term debt, net of discount	1,929,010	730,012
Other current liabilities	52,856	126,745
Total current liabilities	4,336,386	4,008,695

Long-term debt, net of discount and current portion	6,954,895	8,056,470
Other long-term liabilities	146,165	59,574
Total liabilities	11,437,446	12,124,739

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 90,336,643 and 87,789,679 shares outstanding in 2015 and 2014, respectively	903,366	877,897
Additional paid-in capital	174,560,069	167,890,220
Accumulated other comprehensive income	6,013	6,000
Accumulated deficit	(156,107,926)	(151,054,781)
Total stockholders' equity	19,361,522	17,719,336
Total liabilities and stockholders' equity	$30,798,968	$29,844,075

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2015	2014

Revenues	$2,917	$4,167

Operating expenses:
Research and development expenses	3,182,823	1,630,365
General and administrative expenses	1,433,074	3,550,703
Total operating expenses	4,615,897	5,181,068
Operating loss	(4,612,980)	(5,176,901)

Other income (expense):
Interest income	13,569	24,718
Interest expense	(453,734)	(432,741)
Loss from change in fair value of derivative instruments	-	(334,133)
Other income	-	-
Total other income (expense)	(440,165)	(742,156)

Net loss	$(5,053,145)	$(5,919,057)

Net loss per share - basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding - basic and diluted	89,654,634	85,750,298

Comprehensive loss:
Net loss	$(5,053,145)	$(5,919,057)
Foreign currency translation adjustment	13	(1,264)
Comprehensive loss	$(5,053,132)	$(5,920,321)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,053,145)	$(5,919,057)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	83,773	90,488
Share based compensation expense	689,857	2,440,999
Amortization of deferred financing fees and debt discount	215,182	224,795
Loss from change in fair value of derivative instruments	-	334,133

Changes in operating assets and liabilities:
Trade and other receivables	217,351	(1,359)
Prepaid expenses	(71,207)	(64,963)
Other assets	(357)	-
Accounts payable and accrued expenses	(375,988)	492,156
Accrued bonuses	(421,639)	(307,411)
Other current liabilities	(3,648)	626
Other long term liabilities	-	(3,231)
Net cash used in operating activities	(4,719,821)	(2,712,824)

Cash flows from investing activities:
Purchases of short-term investments	(15,032,419)	(15,000,000)
Maturity of short-term investments	15,007,478	-
Patent costs	(57,283)	(112,068)
Purchase of property and equipment	(16,052)	(111,087)
Net cash used in investing activities	(98,276)	(15,223,155)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	3,073,537	1,391,466
Proceeds from issuance of common stock from options exercised	-	113,000
Proceeds from sale of common stock and warrants, net of issuance costs	2,931,925	19,101,034
Payment of fees for future financing	(42,758)	-
Payment of taxes on stock option exercise	-	(426,212)
Payments of long-term debt	-	(704,818)
Payments of short-term notes payable	(70,241)	(40,772)
Net cash provided by financing activities	5,892,463	19,433,698
Effects of exchange rates on cash	115	(1,035)
Net increase in cash and cash equivalents	1,074,481	1,496,684

Cash and cash equivalents, beginning of period	12,518,980	16,846,052

Cash and cash equivalents, end of period	$13,593,461	$18,342,736

Supplemental disclosure of cash flows information:
Cash paid for interest	$238,552	$214,622

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$201,720	$1,073,663

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, and as may be amended. Certain prior period amounts have been reclassified to conform to current year classifications. Specifically, depreciation and amortization expense is no longer shown as a separate line item; patent amortization is now included in research and development expense and fixed asset depreciation is included in general and administrative expense. Management feels that this reclassification better represents the expenses in their functional categories.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our wholly-owned and controlled subsidiary located in China is consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Our operations currently do not generate significant cash. Our management does not know when or if this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the our stem cell and small molecule product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”), to market and sell our products. While we believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through March 31, 2016.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2015 and 2014. A total of approximately 39.1 million and 39.8 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2015 and 2014, respectively, as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and warrants granted to employees and board members is generally determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model that uses level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. During the three months ended March 31 2015 and 2014, no significant impairment losses were recognized.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 – Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is not permitted. This guidance is to be applied retrospectively. We have not yet determined the effects of this new guidance on our financial statements.

In April 2015, the FASB issued ASU 2015-03 – Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. This guidance requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction of the carrying amount of the debt liability (similar to debt discounts). This guidance is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This guidance is to be applied retrospectively. This new pronouncement will result in our reclassifying amounts currently reflected as current and long-term assets to a contra-liability, which will reduce the carrying value of the associated debt instruments.

We have evaluated all additional Accounting Standards Updates through the date the financial statements were issued and believe the adoption of any new accounting and disclosure requirements will not have a material impact to our results of operations or financial position.

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

We had no financial assets or liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014:

Derivative Instruments – Stock Purchase Warrants
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

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets or liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three-months ended March 31, 2015 or 2014.

Note 4.   Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships were met. The loan is collateralized by substantially all of our assets, including our intellectual property.

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

The loan agreement provided for a conversion feature whereby the lender or the Company could each convert up to a maximum of $1 million in principal payments into common stock of the Company. In 2014, the lender elected to convert the maximum principal payments of $1 million into 805,972 shares of our common stock in accordance with the terms of the loan and security agreement.

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through March 2017 and a final balloon payment of approximately $2.1 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 75,188 shares of common stock at an exercise price of $2.66 per share. The warrant contains standard anti-dilution protection but does not contain any anti-dilution price protection for subsequent offerings. The value of the warrant was accounted for in calculating the loss on extinguishment.

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

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of March 31, 2015, we have approximately 42.7 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014

Research and development expenses	$278,180	$233,573
General and administrative expenses	411,677	2,207,426
Total	$689,857	$2,440,999

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

Stock Options A summary of stock option activity during the three months ended March 31, 2015 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	18,986,395	$1.89	5.1	$2,306,807
Granted	490,901	$3.80
Exercised	(9,935)	$2.40		$30,600
Forfeited	(35,065)	$2.40
Outstanding at March 31, 2015	19,432,296	$1.94	5.0	$10,661,919

Exercisable at March 31, 2015	15,268,586	$2.03	4.2	$7,816,368

Vested and expected to vest	18,809,910	$1.97	4.9	$10,078,814

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	5.3	$7,700,000
$1.01 - $2.00	4,171,336	$1.19	6.4	2,961,919
$2.01 - $3.00	2,123,333	$2.50	4.5	-
$3.01 - $5.00	6,137,627	$3.56	3.1	-
	19,432,296	$1.94	5.0	$10,661,919

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Three Months Ended March 31,
	2015	2014

Annual dividend	-	-
Expected life (in years)	6.0	4.0 - 8.5
Risk free interest rate	1.70% - 1.78%	1.12% - 2.50%
Expected volatility	69.3% - 69.4%	68.8% - 100.0%

The options granted in the three months ended March 31, 2015 and 2014 had weighted average grant date fair values of $2.38 and $2.09, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2015 was approximately $4,956,000 to be recognized over approximately 2.3 years.

RSUs We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2015	447,275	$2.18
Granted	-	$-
Vested and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at March 31, 2015	447,275	$2.18

Exercisable at March 31, 2015	444,150	$2.17

Unrecognized compensation cost for unvested RSUs outstanding at March 31, 2015 was approximately $7,000 to be recognized over approximately 0.1 years.

Stock Purchase Warrants Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. We have also issued warrants in conjunction with debt offerings and equity raises and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the three months ended March 31, 2015 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	21,422,346	$2.30	3.8	$15,984,739
Granted	-
Exercised	(1,724,606)	$1.94
Forfeited	(24,794)	$2.13
Outstanding at March 31, 2015	19,672,946	$2.34	3.8	$6,618,385

Exercisable at March 31, 2015	19,635,446	$2.34	3.8	$6,618,385

The stock purchase warrants granted in the three months ended March 31, 2014 had a weighted average grant date fair value of $2.08.

Common Stock

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

In the 2014, we issued a total of 712,539 shares of our common stock upon the cashless and partial-cashless exercise of 1,194,372 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.03. We received approximately $20,000 of net proceeds from the exercises.

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

In the three months ended March 31, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

In the three months ended March 31, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

In the three months ended March 31, 2015, we issued 29,141 shares of our common stock upon the cashless exercise of 89,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $2.27. We received no proceeds from the exercises.

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

Note 7. Subsequent Events

On May 5, 2015, we announced the appointment of Jonathan Lloyd Jones to the position of Chief Financial Officer, effective May 18, 2015.  Mr. Lloyd Jones brings to the position more than 25 years of corporate finance and business development experience. He previously served as Chief Financial Officer at Columbia Laboratories (Juniper Pharmaceuticals), CFO and VP of Corporate Development at TetraLogic, and Senior Director, Corporate Development at Genzyme Corporation (Sanofi-Aventis).  Mr. Lloyd Jones is a Chartered Accountant who holds a MBA degree from the Wharton School of the University of Pennsylvania a BS from the University of Bradford.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2015), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2015. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month periods ended March 31, 2015 to the comparable period of 2014.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of regenerative medicine treatments based on our human neuronal stem cells and our small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned and consolidated subsidiary in China, Suzhou Sun-Now Biopharmaceutical Co. Ltd., or NeuralStem China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license ninety-six (96) U.S. and foreign issued patents and fifty-three (53) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

We believe our technology, in combination with our know-how, and collaborative projects with major research institutions, will facilitate the development and commercialization of products for use in the treatment of a wide array of neurodegenerative conditions and in regenerative repair of acute disease.

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

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell and small molecule compounds and their pre-clinical and clinical development. Below is a description of our five most advanced clinical programs, their intended indication, current stage of development and our expected development plans:

Program	Indication	Development Status	Development Plan
NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Completion of Phase II clinical trial primarily evaluating safety.	Preparation for a controlled Phase II trial expected to commence in 2015.

NSI – 566	Chronic Spinal Cord Injury	Ongoing Phase I clinical trials.	The Phase I trial is ongoing.

NSI – 566	Motor deficits due to ischemic stroke	Completion of Phase I clinical trial evaluating safety.	The Phase II trial is expected to commence in 2015.

NSI – 189	Major Depressive Disorder	Phase II preparation underway.	The Phase II trial is expected to commence in mid 2015.

NSI-189	Cognitive Deficit in Schizophrenia	Phase Ib preparation.	The Phase Ib trial is expected to commence in 2015.

NSI - 566 (Stem Cells)

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis, or ALS, is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In ALS, nerve cells (neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. The condition slowly gets worse. When the muscles in the chest area stop working, it becomes hard or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some of the diseased motor neurons which have not yet died. Neuralstem received orphan designation by the FDA for NSI-566 in ALS which allows more imminent FDA reviews and responses.

We commenced the Phase I trial of NSI-566 in ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure specifically in the lumbar region of the spinal cord. The last cohort received both lumbar and cervical injections. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013 primarily evaluating safety of NSI-566 cells and cervical surgeries. The Phase II dose escalation trial enrolled 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule for a total of 18 surgeries. Each patient in the final cohort received transplantation in both the cervical and lumbar areas with 20 injections of 400,000 cells per injection; what we consider to be the maximum safe tolerated dose. The completion of the Phase II observation period of six months after the last surgery concluded in January 2015. In March, the company announced topline data concluding that the Phase II ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections. Secondary efficacy endpoints such as the Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS, and grip strength were evaluated at nine months post-surgery to assess the potential therapeuitic benefit of disease stabilization. The company will proceed to a larger Phase II controlled study. Although we believe the initial data from the Phase I and II trials appears promising, any future trials may ultimately be unsuccessful.

Chronic Spinal Cord Injury

A spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease although in some cases, it can be the result of diseases. Chronic spinal cord injury refers to the time after the initial hospitalization. Spinal cord injuries are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrations such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

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

In September of 2012, we received authorization from the FDA to commence a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial authorization encompasses a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase II ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and has been fully enrolled. We expect to begin the Phase II portion of the trial in 2015.

Acute Spinal Cord Injury

In the fourth quarter of 2013 we filed an investigatory new drug application, or IND, with the Ministry of Food and Drug Safety in Korea, or MFDS, to start a trial for treatment of acute spinal cord injury (within several weeks of the injury) in Seoul Korea. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of the injury and also progressively incomplete patients, who have varying degrees of each. We now anticipate this trial being authorized by MFDS in 2015.

NSI - 189 (Small Molecule Pharmaceutical Compound)

Major Depressive Disorder (MDD)

Major depressive disorder, or MDD (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder), is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications associated with hippocampal atrophy. NSI-189 is the lead compound in our neurogenic small molecule drug platform. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by structurally rebuilding the hippocampus.

In February of 2011, we commenced a Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received authorization from the FDA to commence the Phase Ib randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The primary end points of the Phase Ib portion of the clinical trial were to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. Secondary endpoints included traditional depression scales tests, cognition testing and testing for both electrophysiological and traditional plasma biomarkers for Depression. The Phase Ib trial entailed patients with MDD receiving daily doses, or placebo for 28 consecutive days followed by an eight week post dose observation period. The trial was completed and data was presented at two conferences: the American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at the International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. We are currently preparing regulatory and clinical protocol for a Phase II approximately 150 patient, multi-site clinical trial that is expected to commence in 2015. Although we believe data from the Phase Ia/b appears promising, any future trials may ultimately be unsuccessful.

Cognitive Deficit in Schizophrenia

We have expanded the NSI-189 program to include a second indication for the treatment of cognitive deficit in schizophrenia. Cognitive deficit is a prominent characteristic of schizophrenia that is correlated with the occurrence of hippocampal atrophy in this patient population. We expect the Phase Ib trial to commence in 2015.

Technology

Stem Cells

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license thirty-eight (38) U.S. and foreign issued patents and thirty-seven (37) U.S. and foreign patent applications related to our stem cell technologies.

Small Molecule Pharmaceutical Compounds

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

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We manufacture, in-house, cells that are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. During 2015, we are beginning the process of bringing the manufacturing of our spinal cord stem cells, in-house to better assure availability of our stem cells as the number of patients in our trials increase. We will also continue to outsource manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical and pre-clinical work studies to Charles River Laboratories, Inc., of Wilmington, Massachusetts, or Charles River, (stem cells) and Albany Molecular Resources, Inc., or AMRI, (small molecule). We believe both the Charles River and AMRI facilities have the capacity to be used for manufacturing under the FDA’s cGMP and GTP standards, as applicable, in quantities sufficient for our current and anticipated pre-trial and clinical trial needs. We have no quantity or volume commitment with either Charles River Laboratories or AMRI and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis. As part of our plan to bring a portion of the manufacturing of our stem cells in house, we relocated our headquarters to a facility with GMP manufacturing capability. We anticipate the facility will be ready to commence manufacturing of our stem cells for our clinical trials by the second quarter of 2015. Such increased manufacturing will supplement our current outsource supply of both stem cells and pharmaceutical compounds. We believe such additional manufacturing capacity will be beneficial as our clinical trials expand by indication, geographic region and to larger patient populations and will allow us to begin to build the infrastructure in-house as we move towards complete internal control of our cell manufacturing needs.

Employees

As of March 31, 2015, we had 21 full-time employees and four (4) full-time independent contractors. Of these full-time employees and contractors, 18 work on research and development and seven (7) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed therapies for any of the periods presented. We are mainly focused on successfully managing our current clinical trials related to our stem cell technology and small molecule compounds. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for potential future clinical trials.

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the three-months ended March 31, 2015 and 2014, we recognized approximately $3,000 and $4,000 of revenue, respectively, related to ongoing fees under these licenses.

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

For a further description of these clinical trials, see the section of this report entitled “Clinical Programs” contained in Item 2.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three months ended March 31 2015 and 2014, no significant impairment losses were recognized.

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

Share-Based Compensation - We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees and board members is determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, stock based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended March 31, 2015 and 2014, we recognized approximately $3,000 and $4,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Operating Expenses
Research and development expenses	$3,182,823	$1,630,365	$1,552,458	95%
General and administrative expenses	1,433,074	3,550,703	(2,117,629)	(60)%
Total operating expenses	$4,615,897	$5,181,068	$(565,171)	(11)%

Research and Development Expenses

The increase of approximately $1,552,000 or 95% in research and development expenses was primarily attributable to a $1,151,000 increase in project and lab expenses, a $274,000 increase in payroll and related expenses due to increased salaries and headcount and a $75,000 increase in travel and related expenses. These increased expenses are related to the expansion of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

The decrease of approximately $2,118,000 or 60% was primarily due to a decrease of $1,796,000 in non-cash stock based compensation largely the result of an expense in the first quarter of 2014 related to a consultant achieving a performance based milestone coupled with a $466,000 decrease in legal fees primarily resulting from insurance claims related to litigation expense. These decreases are partially offset by an $86,000 increase in consulting expenses and a $74,000 increase in payroll and related expenses due to increased salaries and headcount.

Other expense

Other expense totaled approximately $440,000 and $742,000 for the three months ended March 31, 2015 and 2014, respectively. Other expense in 2015 consisted of $454,000 of interest expense principally related to our long-term debt partially offset by $14,000 of interest income.

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

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%

Net cash used in operating activities	$(4,719,821)	$(2,712,824)	$(2,006,997)	(74)%
Net cash used in investing activities	$(98,276)	$(15,223,155)	$15,124,879	99%
Net cash provided by financing activities	$5,892,463	$19,433,698	$(13,541,235)	(70)%

Our cash and short-term investment balances was approximately $28,626,000 at March 31, 2015 compared to $27,526,000 at December 31, 2014. The increase of $1,100,000 was primarily due to our raising $6,005,000, net from the issuance of our common stock from warrant exercises and from the sale of our common stock largely offset by our cash used in operations.

Net Cash Used in Operating Activities

We used approximately $4,720,000 and $2,713,000 of cash in our operating activities for the three months ended March 31, 2015 and 2014, respectively.   The increase in our use of cash of approximately $2,007,000 was primarily due to an increase in our net loss as adjusted for stock based compensation coupled with changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

We used approximately $98,000 and $15,223,000 of cash in connection with investment activities for the three months ended March 31, 2015 and 2014, respectively.  The decrease in our use of cash of approximately $15,125,000 was primarily due to our purchase of short-term investments using the proceeds from our January 2014 registered direct offering.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $5,892,000 and $19,434,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease of $13,541,000 was primarily the result of raising approximately $19,101,000, net from our registered direct offering and other sales of common stock and warrants in 2014 as compared to raising $2,932,000, net from the sales of our common stock in 2015. In addition, we raised approximately $3,074,000 and $1,391,000 in 2015 and 2014, respectively from the issuance of our common stock from warrant exercises. In 2014 we also made $705,000 of payments on our long term debt compared to no principal payments being due or made in 2015.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through March 31, 2015 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $1.8 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936). To date through March 31, 2015 we have sold 2,202,580 shares under such agreement at an average price per share of $3.16 resulting in gross proceeds of approximately $6,965,000 and net proceeds of approximately $6,666,000. Future sales under our agreement are limited to approximately $1.8 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

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

We are subject to interest rate risk for our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the full year ended December 31, 2015 a one percentage point increase in the prime rate would increase our interest expense by approximately $90,000.

Our foreign operations in China subject us to changes in foreign exchange rates. Changes in exchange rates for the year ended December 31, 2015 are not expected to have a material effect as the operations are expected to be limited. Future changes to foreign exchange rates could have a material effect on us as our clinical trial activity increases.

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

ITEM 1A.         RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report, and those included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through March 31, 2015, we have accumulated losses totaling approximately $156,108,000. On March31, 2015, we had a working capital surplus of approximately $24,816,000 and stockholders’ equity of approximately $19,362,000. Our net losses for the two most recent fiscal years have been approximately $22,629,000 and $19,832,000 for 2014 and 2013, respectively while our loss for the three months ended March 31, 2015 was approximately $5,053,000. We had no revenue from the sales of our products during the three months ended March 31, 2015 or 2014.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture and market and ultimately sell our proposed products. To date, none of our proposed products have been approved for sale and we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, receive regulatory approval, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2015, we had cash, cash equivalents and short-term investments on hand of approximately $28,626,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of March 31, 2015, we had approximately $9.5 million in aggregate principal outstanding of long-term indebtedness. Under our amended loan and security agreement, we are required to make monthly interest only payments through September 2015; interest and principal payments of approximately $460,000 per month from October 2015 through March 2017 and a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we will be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment which could lead to the potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing our $10 million credit facility also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

Risks Relating to Our Business

Our business is dependent on the successful development of our product candidates and our ability to raise additional capital.

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If we are not successful in developing our product candidates, we will have invested substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $19,000 and $110,000 for the years ended December 31, 2014 and 2013, respectively related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Positive results from pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II trials, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We have entered into employment agreements with Mr. Garr and Dr. Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1.2 million for Mr. Garr and $2.0 million for Dr. Johe and result in the immediate vesting of all outstanding options and/or warrants held by Mr. Garr and Dr. Johe.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2015 we have issued and outstanding 90,336,643 shares of common stock and we have 42,712,265 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 166,951,092 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2015.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

We issued a total of 19,206 shares of common stock upon the cashless exercise of 44,000 outstanding common stock purchase warrants. The warrants had an average exercise price of $2.13.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 8, 2015	/s/ I. Richard Garr
Chief Executive Officer

/s/ I. Richard Garr
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10		8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013		DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10		S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement		S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering		8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013		10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12		8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12		8-K	4.1	001-33672	9/19/12

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

4.23	Form of Consulting Warrant issued January 2011 and March 2012		S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013		8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013		8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel		10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering		8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013		10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014		8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008		10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015		8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005		SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009		10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.08**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.09**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.10**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.11	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.12	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.13	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.14	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

10.15**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	011-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	011-33672	10/29/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	***

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***	Furnished herein

page 41