Form 10-Q
period 2015-06-30
Neuralstem, Inc.
filed 2015-08-10
CIK 1357459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, there were 91,786,290 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,649,127	$12,518,980
Short-term investments	15,032,419	15,007,478
Trade and other receivables	18,818	225,524
Deferred financing fees, current portion	121,202	135,694
Prepaid expenses	904,222	274,106
Total current assets	24,725,788	28,161,782

Property and equipment, net	342,969	301,265
Patents, net	1,205,456	1,233,172
Deferred financing fees, net of current portion	40,830	89,143
Other assets	57,259	58,713
Total assets	$26,372,302	$29,844,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,099,952	$2,504,978
Accrued bonuses	490,749	646,960
Current portion of long-term debt, net of discount	3,170,469	730,012
Other current liabilities	148,536	126,745
Total current liabilities	5,909,706	4,008,695

Long-term debt, net of discount and current portion	5,812,322	8,056,470
Other long-term liabilities	110,848	59,574
Total liabilities	11,832,876	12,124,739

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 90,359,761 and 87,789,679 shares outstanding in 2015 and 2014, respectively	903,598	877,897
Additional paid-in capital	175,185,796	167,890,220
Accumulated other comprehensive income	5,995	6,000
Accumulated deficit	(161,555,963)	(151,054,781)
Total stockholders' equity	14,539,426	17,719,336
Total liabilities and stockholders' equity	$26,372,302	$29,844,075

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$2,500	$5,000	$5,417	$9,167

Operating expenses:
Research and development expenses	3,312,841	1,999,921	6,495,664	3,630,286
General and administrative expenses	1,684,381	1,516,317	3,117,455	5,067,020
Total operating expenses	4,997,222	3,516,238	9,613,119	8,697,306
Operating loss	(4,994,722)	(3,511,238)	(9,607,702)	(8,688,139)

Other income (expense):
Interest income	16,084	17,422	29,653	42,140
Interest expense	(459,073)	(397,616)	(912,807)	(830,357)
Warrant modification expense	-	(3,109,850)	-	(3,109,850)
Loss from change in fair value of derivative instruments	-	-	-	(334,133)
Other income (expense)	(10,326)	250,000	(10,326)	250,000
Total other income (expense)	(453,315)	(3,240,044)	(893,480)	(3,982,200)

Net loss	$(5,448,037)	$(6,751,282)	$(10,501,182)	$(12,670,339)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.15)

Weighted average common shares outstanding - basic and diluted	90,791,285	87,186,586	90,004,597	86,477,797

Comprehensive loss:
Net loss	$(5,448,037)	$(6,751,282)	$(10,501,182)	$(12,670,339)
Foreign currency translation adjustment	(18)	130	(5)	(1,134)
Comprehensive loss	$(5,448,055)	$(6,751,152)	$(10,501,187)	$(12,671,473)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(10,501,182)	$(12,670,339)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	167,376	177,220
Share based compensation expense	1,315,817	2,982,025
Amortization of deferred financing fees and debt discount	433,596	432,108
Warrant modification expense	-	3,109,850
Loss from change in fair value of derivative instruments	-	334,133

Changes in operating assets and liabilities:
Trade and other receivables	206,706	(14,468)
Prepaid expenses	(587,344)	58,444
Other assets	1,481	5,997
Accounts payable and accrued expenses	(405,093)	614,534
Accrued bonuses	(156,211)	(148,955)
Other current liabilities	138,859	1,256
Other long term liabilities	(138,214)	(6,677)
Net cash used in operating activities	(9,524,209)	(5,124,872)

Cash flows from investing activities:
Purchases of short-term investments	(15,032,419)	(15,000,000)
Maturity of short-term investments	15,007,478	-
Patent costs	(70,240)	(247,602)
Purchase of property and equipment	(96,019)	(145,091)
Net cash used in investing activities	(191,200)	(15,392,693)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	3,073,537	1,651,216
Proceeds from issuance of common stock from options exercised	-	133,000
Proceeds from sale of common stock and warrants, net of issuance costs	2,931,924	19,053,534
Payment of fees for future financing	(42,758)	-
Payment of taxes on stock option exercise	-	(426,212)
Payments of long-term debt	-	(1,425,123)
Payments of short-term notes payable	(117,068)	(81,543)
Net cash provided by financing activities	5,845,635	18,904,872
Effects of exchange rates on cash	(79)	(903)
Net decrease in cash and cash equivalents	(3,869,853)	(1,613,596)

Cash and cash equivalents, beginning of period	12,518,980	16,846,052

Cash and cash equivalents, end of period	$8,649,127	$15,232,456

Supplemental disclosure of cash flows information:
Cash paid for interest	$481,847	$398,248

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$360,120	$1,204,412

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30 2015 AND 2014

Note 1.   Basis of Presentation, Estimates and Recent Accounting Pronouncements

Basis of Presentation

In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, has been derived from our audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, and as may be amended from time to time. Certain prior period amounts have been reclassified to conform to current year classifications. Specifically, depreciation and amortization expense is no longer shown as a separate line item; patent amortization is now included in research and development expense and fixed asset depreciation is included in general and administrative expense. Management feels that this reclassification better represents the expenses in their functional categories.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our wholly-owned and controlled subsidiary located in China is consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed consolidated financial statements include significant estimates for the expected economic life and value of our owned and licensed technology, our net operating loss and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Recent Accounting Pronouncements

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

We had no financial assets or liabilities measured at fair value using level 3 inputs on a recurring basis at June 30, 2015 or December 31, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2014:

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the six months ended June 30, 2015 or 2014.

Note 3.   Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships were met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provided for interest at a variable rate based on prime with a floor of 11% and was due to mature in June 2016. The variable rate was 11% and did not change during the period through the loan amendment. The loan provided for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 were due through maturity. The loan resulted in net proceeds of approximately $7,551,000 after origination and other cash fees and expenses related to the closing of the loan.

In conjunction with the loan agreement, we issued the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.0789 per share. This warrant contained non-standard anti-dilution protection and, consequently, was being accounted for as a derivative instrument, recorded at fair market value each period (see Note 2). The allocation of proceeds to this warrant resulted in a debt discount which was amortized as interest expense over the term of the debt using the effective interest method. The warrant was exercised in the first quarter of 2014.

In total we incurred expenses with various third parties in connection with the debt issuance, consisting of approximately $449,000 in cash, 350,650 shares of common stock valued at approximately $396,000, and a five-year common stock purchase warrant to purchase 648,798 shares at an exercise price of $1.07892 per share. The warrant is classified as equity. Fees related to the debt offering are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

The loan agreement provided for a conversion feature whereby the lender or the Company could each convert up to a maximum of $1 million in principal payments into common stock of the Company. In 2014, the lender elected to convert the maximum principal payments of $1 million into 805,972 shares of our common stock in accordance with the terms of the loan and security agreement.

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for monthly interest only payments through September 2015; monthly payments of principal and interest of approximately $461,000 from October 2015 through March 2017 and a final balloon payment of approximately $2.1 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of June 30, 2015, we have approximately 42.6 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014

Research and development expenses	$294,574	$244,985
General and administrative expenses	331,385	296,041
Total	$625,959	$541,026

	Six Months Ended June 30,
	2015	2014

Research and development costs	$572,754	$478,558
General and administrative expenses	743,063	2,503,467
Total	$1,315,817	$2,982,025

Included in general and administrative expenses for the six months ended June 30, 2014 is approximately $2.0 million related to the extension of the term of a common stock purchase warrant based on the holder achieving certain performance based milestones.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options A summary of stock option activity during the six months ended June 30, 2015 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	18,986,395	$1.89	5.1	$20,306,807
Granted	540,901	$3.61
Exercised	(33,053)	$1.64		$68,400
Forfeited	(232,611)	$2.27
Outstanding at June 30, 2015	19,261,632	$1.94	4.8	$11,043,872

Exercisable at June 30, 2015	15,480,734	$2.03	4.1	$8,243,906

Vested and expected to vest	19,255,386	$1.94	4.8	$11,043,872

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,000,000	$0.80	5.1	$7,980,000
$1.01 - $2.00	4,101,336	$1.19	6.4	3,063,872
$2.01 - $3.00	2,122,669	$2.50	4.3
$3.01 - $5.00	6,037,627	$3.57	3.7
	19,261,632	$1.94	4.8	$11,043,872

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Six Months Ended June 30,
	2015	2014

Annual dividend	-	-
Expected life (in years)	5.8 - 6.0	4.0 - 8.5
Risk free interest rate	1.70% - 1.78%	1.12% - 2.50%
Expected volatility	69.3% - 71.8%	68.8% - 100.0%

The options granted in the six months ended June 30, 2015 and 2014 had weighted average grant date fair values of $2.26 and $2.16, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2015 was approximately $4,412,000 to be recognized over approximately 2.2 years.

RSUs We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2015	447,275	$2.18
Granted	-
Vested and converted to common shares	-
Forfeited	-
Outstanding at June 30, 2015	447,275	$2.18

Exercisable at June 30, 2015	447,275	$2.18

Stock Purchase Warrants Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. We have also issued warrants in conjunction with debt offerings and equity raises and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the six months ended June 30, 2015 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	21,422,346	$2.30	3.8	$15,984,739
Granted	-
Exercised	(1,724,606)	$1.94
Forfeited	(24,794)	$2.13
Outstanding at June 30, 2015	19,672,946	$2.34	3.6	$6,951,728

Exercisable at June 30, 2015	19,672,946	$2.34	3.6	$6,951,728

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

In 2014, we issued 805,972 shares of common stock upon the conversion by the lender of $1 million of principal payments due under our March 2013 long-term debt in accordance with the terms of the loan and security agreement (see Note 3). We received no proceeds from this conversion.

In October 2014, we issued 28,119 shares of common stock and common stock purchase warrants to purchase 133,329 to various parties in conjunction with our loan amendment (see Note 3).

In the six months ended June 30, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

In the six months ended June 30, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

In the six months ended June 30, 2015, we issued 52,259 shares of our common stock upon the cashless exercise of 209,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.72. We received no proceeds from the exercises.

Note 5. Earnings (Loss) per Share

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-and six-month periods ended June 30, 2015 and 2014. A total of approximately 38.9 million and 39.7 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2015 and 2014, respectively, as their inclusion would be anti-dilutive.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation.

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

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014. A summary judgment hearing on the issue of standing was held on July 29, 2014, at which time the Court determined that the issue of standing could not be decided on summary judgment and set the issue for a bench trial in December of 2014. A bench trial on the issue of standing was held on December 9, 11, and 12, 2014. The parties filed post-trial briefs on January 16, 2015. On July 22, 2015, the Court issued its ruling on the issue of standing finding that a third-party who was not named as an inventor was a co-owner and co-inventor of the patents-in-suit. Thus, the Court determined that StemCells lacked standing to pursue its patent infringement claims against Neuralstem and the case was dismissed with prejudice.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2015), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2015. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and six-month periods ended June 30, 2015 to the comparable periods of 2014.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of regenerative medicine treatments based on our human neuronal stem cell technology including cell therapy and traditional small molecule drugs discovered in-house by screening against our cells. We are headquartered in Germantown, Maryland and have a wholly-owned and consolidated subsidiary in China, Suzhou Neuralstem Biopharmaceutical Co. Ltd., or NeuralStem China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license one hundred seven (107) U.S. and foreign issued patents and fifty-two (52) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

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

In July 2015 our stock began trading on the NASDAQ Capital Market.

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell and small molecule compounds and their pre-clinical and clinical development. Below is a description of our five most advanced clinical programs, their intended indication, current stage of development and our expected development plans:

Program	Indication	Development Status	Development Plan

NSI – 189	Major Depressive Disorder	Phase II preparation underway.	The Phase II trial is expected to commence in 2015.

NSI-189	Cognitive Deficit in Schizophrenia	Phase Ib preparation.	The Phase Ib trial is expected to commence in 2016.

NSI - 566	Amyotrophic Lateral Sclerosis (ALS)	Completion of Phase II clinical trial primarily evaluating safety.	Preparation for a controlled Phase II trial expected to commence in 2015.

NSI – 566	Chronic Spinal Cord Injury	Ongoing Phase I clinical trials.	The Phase I trial is ongoing.

NSI – 566	Motor deficits due to ischemic stroke	Completion of Phase I clinical trial evaluating safety.	The Phase II trial is expected to commence in 2015.

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

In February of 2011, we commenced a Phase I clinical trial (Phase Ia portion) of NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received authorization from the FDA to commence the Phase Ib randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The primary end points of the Phase Ib portion of the clinical trial were to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. Secondary endpoints included traditional depression scales tests, cognition testing and testing for both electrophysiological and traditional plasma biomarkers for Depression. The Phase Ib trial entailed patients with MDD randomized to receive daily doses, of eitherNSI-189 or placebo, for 28 consecutive days followed by an eight week post dose observation period. The trial was completed and data was presented at two conferences: the American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at the International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. We are currently preparing regulatory and clinical protocol for a Phase II, multi-site clinical trial in approximately 200 patients that is expected to commence in 2015.

Cognitive Deficit in Schizophrenia

We have expanded the NSI-189 program to include a second indication for the treatment of cognitive deficit in schizophrenia. Cognitive deficit is a prominent characteristic of schizophrenia that is correlated with the occurrence of hippocampal atrophy in this patient population. We expect the Phase Ib trial to commence in 2016.

NSI - 566 (Stem Cells)

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis (ALS) is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. ALS is characterized by stiff muscles, muscle twitching, and gradually worsening weakness due to muscle wasting. This results in difficulty speaking, swallowing, and eventually breathing. With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed or may die. The average survival from onset to death is three to four years. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some of the diseased motor neurons which have not yet died. Neuralstem has received orphan designation by the FDA for NSI-566 in ALS.

In January 2010, we commenced the Phase I trial of NSI-566 in ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure specifically in the lumbar region of the spinal cord. The last cohort received both lumbar and cervical injections. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013 primarily evaluating safety of NSI-566 cells and cervical surgeries. The Phase II dose escalation trial enrolled 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule for a total of 18 surgeries. Each patient in the final cohort received transplantation in both the cervical and lumbar areas with 20 injections of 400,000 cells per injection. The completion of the Phase II observation period of six months after the last surgery concluded in January 2015. In March, the company announced topline data concluding that the Phase II ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections. Secondary efficacy endpoints such as the Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS, and grip strength were evaluated at nine months post-surgery to assess the potential therapeutic benefit of disease stabilization. The company plans to proceed to a larger Phase II controlled study to demonstrate the safety of the cell and the surgical route of administration in a larger population, and to confirm a meaningful clinical benefit to patients in the first “non open label” trial of our stem cell therapy.

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

During the first quarter of 2013, we received authorization from the United States Food and Drug Administration, or FDA, to commence a 4 patient Phase I, open-label, single-site, safety study of human spinal cord-derived neural stem cell (HSSC) transplantation for the treatment of chronic spinal cord injury. The entire trial will take place at The University of California, San Diego. The trial commenced during the third quarter of 2014 and the last patient was treated in July 2015. Each patient will be evaluated over a 6 month post-operative observation period.

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

In September of 2012, we received authorization to commence a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial authorization encompasses a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase II ALS trial in the United States. The trial commenced in the fourth quarter of 2013 and is designed to enroll up to 118 patients. The first phase of the trial is structured to confirm the maximum safe tolerated dose and has been fully enrolled. We expect to begin the Phase II portion of the trial in 2015.

Acute Spinal Cord Injury

The Company expects Korean FDA approval and commencement of an acute spinal cord injury trial utilizing NSI-566 in 2015. The trial will take place at a single center in Seoul. If approved as submitted, this trial will treat complete patients, who are those who have no sensory or motor function below the point of injury and also progressively incomplete patients, who have varying degrees of each.

Technology

Stem Cells

Our technology enables the isolation and large-scale expansion of human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology may assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license forty-seven (47) U.S. and foreign issued patents and thirty-seven (37) U.S. and foreign patent applications related to our stem cell technologies.

Small Molecule Pharmaceutical Compounds

We have developed and patented a series of small molecule compounds. We believe these low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Our collaborators at Massachusetts General Hospital have presented the human data from the MDD trial which showed clinically meaningful and statistically significant improvement in depressive and cognitive scales. We believe the small molecule compounds may assist in reversing atrophy in the human hippocampus documented in indications such as MDD and schizophrenia.

Our small molecule compounds are covered by sixty (60) exclusively owned U.S. and foreign issued patents and fifteen (15) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

Research

Substantial resources are devoted to our research programs in order to isolate and develop a series of neural stem cell banks that we believe may serve as a basis for our therapeutic product candidates. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

Operating Strategy

We generally employ an outsourcing strategy where we outsource our Good Laboratory Practices, or GLP, preclinical development activities and Good Manufacturing Practices, or GMP, Good Tissue Practices, or GTP, if applicable, and clinical development activities to contract research organizations or CROs as needed. We have also used contract manufacturing organizations or CMOs as well. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. This outsource model has allowed us to better manage cash on hand and minimize non-vital expenditures. During 2015, we are beginning the process of bringing the manufacturing of our clinical grade spinal cord stem cells, in-house to better assure availability of our stem cells as the number of patients in our trials increase, and to begin to establish the infrastructure for commercial manufacture as discussed below.

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We have manufactured, in-house, cells that are not required to meet stringent FDA requirements for use in human subjects. We use these cells in some research and collaborative programs. During 2015, we are beginning the process of bringing the manufacturing of our clinical grade spinal cord stem cells, in-house to better assure availability of our stem cells as the number of patients in our trials increase and to reduce per patient costs. We have no quantity or volume commitment with either Charles River Laboratories, Inc. or Albany Molecular Resources, Inc., our primary outsourced manufacturers, and our cells and pharmaceutical compounds are ordered and manufactured on an as needed basis with both vendors.

Employees

As of June 30, 2015, we had 25 full-time employees and three (3) full-time independent contractors. Of these full-time employees and contractors, 20 work on research and development and eight (8) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the six months ended June 30, 2015 and 2014, we recognized approximately $5,000 and $9,000 of revenue, respectively, related to ongoing fees under these licenses.

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

We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three and six months ended June 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended June 30, 2015 and 2014, we recognized approximately $3,000 and $5,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Operating Expenses
Research and development expenses	$3,312,841	$1,999,921	$1,312,920	66%
General and administrative expenses	1,684,381	1,516,317	168,064	11%
Total operating expenses	$4,997,222	$3,516,238	$1,480,984	42%

Research and Development Expenses

The increase of approximately $1,313,000 or 66% in research and development expenses was primarily attributable to a $903,000 increase in project and laboratory expenses, a $281,000 increase in payroll and related expenses due to increased salaries and headcount and a $99,000 increase in consulting expenses. These increased expenses are related to the expansion of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

The increase of approximately $168,000 or 11% was primarily due to an increase of $189,000 increase in payroll and related expenses and a $35,000 increase in non-cash stock based compensation expense due to increased salaries and headcount partially offset by decreases in certain consulting and legal expenses.

Other expense

Other expense totaled approximately $453,000 and $3,240,000 for the three months ended June 30, 2015 and 2014, respectively. Other expense in 2015 primarily consisted of $459,000 of interest expense principally related to our long-term debt.

Other expense in 2014 consisted primarily of a charge of $3,110,000 related to our extension of certain common stock purchase warrants and $398,000 of interest expense principally related to our long-term debt partially offset by $250,000 of income from a legal settlement.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the six months ended June 30, 2015 and 2014, we recognized approximately $5,000 and $9,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Operating Expenses
Research and development expenses	$6,495,664	$3,630,286	$2,865,378	79%
General and administrative expenses	3,117,455	5,067,020	(1,949,565)	(38)%
Total operating expenses	$9,613,119	$8,697,306	$915,813	11%

Research and Development Expenses

The increase of approximately $2,865,000 or 79% in research in development expenses was primarily attributable to a $2,040,000 increase in project and lab expenses and a $555,000 increase in payroll and related expenses due to increased salaries and headcount. These increased expenses are related to the expansion of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods. Such increase were coupled with a $94,000 increase in non-cash stock based compensation expense.

General and Administrative Expenses

The decrease of approximately $1,950,000 or 38% was primarily due to a decrease of $1,760,000 in non-cash stock based compensation largely the result of an expense in the first quarter of 2014 related to a consultant achieving a performance based milestone coupled with a $505,000 decrease in legal fees primarily resulting from reimbursement of litigation expenses under our Directors and Officers insurance policies. These decreases are partially offset by a $267,000 increase in payroll and related expenses due to increased headcount and salaries and a $43,000 increase in consulting expenses.

Other expense

Other expense totaled approximately $893,000 and $3,982,000 for the six months ended June 30, 2015 and 2014, respectively. Other expense in 2015 consisted primarily of $913,000 of interest expense principally related to our long-term debt partially offset by interest income.

Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants, $830,000 of interest expense principally related to our long-term debt and $334,000 related to the change in fair value of the Company’s warrant liabilities partially offset by $250,000 of income from a legal settlement.

Liquidity and Capital Resources

We have incurred cumulative operating losses and negative operating cash flow since inception in 1996, and as of June 30, 2015, we had an accumulated deficit of approximately $161,556,000. We have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  In January 2014, we received approximately $20 million of gross proceeds from the sale or our securities pursuant to a registered direct offering.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%

Net cash used in operating activities	$(9,524,209)	$(5,124,872)	$(4,399,337)	(86)%
Net cash used in investing activities	$(191,200)	$(15,392,693)	$15,201,493	99%
Net cash provided by financing activities	$5,845,635	$18,904,872	$(13,059,237)	(69)%

Our cash and short-term investment balances was approximately $23,682,000 at June 30, 2015 compared to $27,526,000 at December 31, 2014. The decrease of approximately $3,870,000 was primarily due to our cash used in operations partially offset by our raising $6,005,000, net from the issuance of our common stock from warrant exercises and from the sale of our common stock.

Net Cash Used in Operating Activities

We used approximately $9,524,000 and $5,125,000 of cash in our operating activities for the six months ended June 30, 2015 and 2014, respectively.   The increase in our use of cash of approximately $4,399,000 was primarily due to an increase in our net loss as adjusted for stock based compensation coupled with changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

We used approximately $191,000 and $15,393,000 of cash in connection with investment activities for the six months ended June 30, 2015 and 2014, respectively.  The decrease in our use of cash of approximately $15,201,000 was primarily due to our purchase in 2014 of short- term investments using the proceeds from our January 2014 registered direct offering.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $5,846,000 and $18,905,000 in the six months ended June 30, 2015 and 2014, respectively. The decrease of $13,059,000 was primarily the result of raising $2,932,000, net from the sales of our common stock in 2015 compared to raising approximately $19,101,000, net from our registered direct offering and other sales of common stock and warrants in 2014.o. In addition, we raised approximately $3,074,000 and $1,391,000 in 2015 and 2014, respectively from the issuance of our common stock from warrant exercises. In 2014 we also made $1,425,000 of payments on our long term debt compared to no principal payments being due or made to date in 2015.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through June 30, 2015 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $1.8 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936). To date through June 30, 2015 we have sold 2,202,580 shares under such agreement at an average price per share of $3.16 resulting in gross proceeds of approximately $6,965,000 and net proceeds of approximately $6,666,000. Future sales under our agreement are limited to approximately $1.8 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, our progress in our current and future clinical and development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our management has concluded that as a result of inadequate operation of our existing controls, our disclosure controls and procedures were not effective as of June 30, 2015.

We are committed to improving our financial organization. As part of this commitment, we have taken the following steps:

•	We hired a full-time Chief Financial Officer in May 2015
•	Enhanced our whistleblower protocols
•	Implemented enhanced requirements for documentation supporting expense reimbursements and disbursements
•	Implemented enhanced oversight by the Company’s Audit Committee of expense reimbursements

Notwithstanding the forgoing, management does not anticipate that the deficiencies with regard to the operation of the company’s internal controls will result in a restatement of the company’s prior financial statements. Management is currently reviewing the operation of its controls with regard to expense reimbursements and disbursement. Additionally, we will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

We believe that the foregoing steps will remediate the weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls

Other than the actions we are taking to correct the weakness as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation.

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

Neuralstem filed its opening brief in support of the standing issue on December 19, 2013. StemCells responded on January 21, 2014. Finally, Neuralstem filed its reply brief on February 4, 2014. A summary judgment hearing on the issue of standing was held on July 29, 2014, at which time the Court determined that the issue of standing could not be decided on summary judgment and set the issue for a bench trial in December of 2014. A bench trial on the issue of standing was held on December 9, 11, and 12, 2014. The parties filed post-trial briefs on January 16, 2015. On July 22, 2015, the Court issued its ruling on the issue of standing finding that a third-party who was not named as an inventor was a co-owner and co-inventor of the patents-in-suit. Thus, the Court determined that StemCells lacked standing to pursue its patent infringement claims against Neuralstem and the case was dismissed with prejudice.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through June 30, 2015, we have accumulated losses totaling approximately $161,556,000. At June 30, 2015, we had a working capital surplus of approximately $18,816,000 and stockholders’ equity of approximately $14,539,000. Our net losses for the two most recent fiscal years have been approximately $22,629,000 and $19,832,000 for 2014 and 2013, respectively while our loss for the six months ended June 30, 2015 was approximately $10,501,000. We had no revenue from the sales of our products during the six months ended June 30, 2015 or 2014.

Our ability to generate revenues and achieve profitability will depend upon our ability to complete the development of our proposed products, obtain the required regulatory approvals, manufacture and market and ultimately sell our proposed products. To date, none of our proposed products have been approved for sale and we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if ever, we will be able to fully develop, receive regulatory approval, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2015, we had cash, cash equivalents and short-term investments on hand of approximately $23,682,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We will need to raise additional capital to pay our secured indebtedness as it comes due.

We have a substantial level of debt. As of June 30, 2015, we had approximately $9.5 million in aggregate principal outstanding of long-term secured indebtedness. Under our amended loan and security agreement, we are required to make monthly interest only payments through September 2015; interest and principal payments of approximately $461,000 per month from October 2015 through March 2017 and a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we will be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment which could lead to the potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing our $10 million credit facility also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

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

Our stem cell therapy programs rely on an experimental surgical device and procedure and highly invasive surgical operations.

We are subject to the risks inherent in the use and development of experimental surgical devices and procedures. We have limited experience with medical devices and must rely on outside consultants and manufacturers to develop and seek any required approvals for the device we use in connection with our stem cell therapy program. Additionally, the surgical procedures required to administer our stem cell therapy is experimental, highly invasive and is required to be performed by highly experienced neurosurgeons who have received special training. We cannot guarantee consistent and safe performance of the device or the surgical procedure. A surgery related adverse event may result in a clinical hold and may have long-term and damaging effects on our ability to complete development of the stem cell therapy programs, including the completion of any ongoing or planned clinical trials. Even if one or more of our programs is successful and receives marketing approval from a regulatory authority, due to the specialized nature of the device and surgical procedure, there may not be sufficient train surgeons to administer our therapy.

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

We currently outsource most of the manufacturing of our stem cells and small molecule pharmaceutical compounds to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities will impacted our business. Additionally, as part of our business plan, we are developing in-house manufacturing capabilities but there can be no assurance that such capabilities will be successfully developed or if developed, be sufficient to meet our demands. Any delays in the development of such in-house manufacturing capabilities could adversely affect our plans.

If we are unable to complete pre-clinical and clinical testing, trials or if the clinical trials of our product candidates are prolonged, delayed, suspended or terminated, our business and results of operations could be materially harmed.

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

Encouraging results from our pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II trials, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We are subject to numerous risks inherent in conducting clinical trials using third parties.

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

There can be no assurance that even if the clinical trial of any potential product candidate is successfully initiated and completed, that we will be able to submit a Biologics License Application (“BLA”) or New Drug Application (“NDA”) to the FDA, or that any BLA or NDA that we submit will be approved in a timely manner, if at all. If we are unable to submit a BLA or NDA with respect to any future product, or if such application is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and NDAs and may require additional clinical trials, either before approval or as a condition of approval (known as post-approval commitments), even when product candidates performed well or achieved favorable results during initial clinical trials. If we fail to commercialize our product candidates and are unable to generate sufficient revenues to attain profitability our business will be adversely effected.

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

We have entered into employment agreements with Mr. Garr and Dr. Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1.1 million for Mr. Garr and $1.8 million for Dr. Johe and result in the immediate vesting of all outstanding options and/or warrants held by Mr. Garr and Dr. Johe.

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

Our outsource model is highly dependent on the use of third parties to assist in the development and testing of our proposed products.

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

We rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis and outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. At present, we outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in pre-clinical and clinical works, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, GTPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting, insurance and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Management has concluded that as of June 30, 2015, our disclosure controls and procedures were not effective.

Disclosures controls and procedures ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. With respect to the quarterly period ending June 30, 2015, management concluded that as a result of inadequate operation of our existing controls, our disclosure controls and procedures were not effective as of June 30, 2015.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2015 we have issued and outstanding 90,359,761 shares of common stock and we have 42,589,147 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 167,051,092 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the six months ended June 30, 2015.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

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

NEURALSTEM, INC.

Date: August 10, 2015	/s/ I. Richard Garr
Chief Executive Officer

/s/ Jonathan Lloyd Jones
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.08**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.09**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.10**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.11	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.12	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.13	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.14	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

10.15**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	011-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	011-33672	10/29/14

10.17	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*** Furnished herein

page 40