Form 10-Q
period 2015-09-30
Neuralstem, Inc.
filed 2015-11-09
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33672

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

As of October 31, 2015, there were 91,786,290 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Neuralstem, Inc. and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Form 10-Q, we refer to Neuralstem, Inc., including its wholly owned subsidiary, as the “Company,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. New risks emerge from time to time and it is not possible for our management to predict all risks. Forward-looking statements made by us in this quarterly report on Form 10-Q speak only as of the date on which such statements are made. We disclaim any duty to update any of these forward looking statements after the date of this quarterly report on Form 10-Q to confirm these statements to actual results or revised expectations.

[NTD: Covered above]

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,130,795	$12,518,980
Short-term investments	5,017,453	15,007,478
Trade and other receivables	19,159	225,524
Deferred financing fees, current portion	107,096	135,694
Prepaid expenses	1,289,195	274,106
Total current assets	19,563,698	28,161,782

Property and equipment, net	335,863	301,265
Patents, net	1,147,153	1,233,172
Deferred financing fees, net of current portion	22,825	89,143
Other assets	72,163	58,713
Total assets	$21,141,702	$29,844,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,036,769	$2,504,978
Accrued bonuses	767,989	646,960
Current portion of long-term debt, net of discount	4,457,768	730,012
Other current liabilities	207,292	126,745
Total current liabilities	7,469,818	4,008,695

Long-term debt, net of discount and current portion	4,625,394	8,056,470
Other long-term liabilities	143,730	59,574
Total liabilities	12,238,942	12,124,739

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 91,786,290 and 87,789,679 shares outstanding in 2015 and 2014, respectively	917,863	877,897
Additional paid-in capital	175,174,708	167,890,220
Accumulated other comprehensive income	3,720	6,000
Accumulated deficit	(167,193,531)	(151,054,781)
Total stockholders' equity	8,902,760	17,719,336
Total liabilities and stockholders' equity	$21,141,702	$29,844,075

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$2,500	$5,000	$7,917	$14,167

Operating expenses:
Research and development expenses	3,392,086	2,109,880	9,887,750	5,747,922
General and administrative expenses	1,807,934	2,001,865	4,925,389	7,061,129
Total operating expenses	5,200,020	4,111,745	14,813,139	12,809,051
Operating loss	(5,197,520)	(4,106,745)	(14,805,222)	(12,794,884)

Other income (expense):
Interest income	24,149	13,127	53,802	55,267
Interest expense	(464,197)	(361,619)	(1,377,004)	(1,191,976)
Warrant modification expense	-	-	-	(3,109,850)
Loss from change in fair value of derivative instruments	-	-	-	(334,133)
Other income (expense)	-	-	(10,326)	250,000
Total other income (expense)	(440,048)	(348,492)	(1,333,528)	(4,330,692)

Net loss	$(5,637,568)	$(4,455,237)	$(16,138,750)	$(17,125,576)

Net loss per share - basic and diluted	$(0.06)	$(0.05)	$(0.18)	$(0.20)

Weighted average common shares outstanding - basic and diluted	91,569,826	87,366,234	90,532,073	86,777,197

Comprehensive loss:
Net loss	$(5,637,568)	$(4,455,237)	$(16,138,750)	$(17,125,576)
Foreign currency translation adjustment	(2,275)	3	(2,280)	(1,131)
Comprehensive loss	$(5,639,843)	$(4,455,234)	$(16,141,030)	$(17,126,707)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(16,138,750)	$(17,125,576)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	255,398	260,221
Share based compensation expense	2,121,049	3,638,972
Amortization of deferred financing fees and debt discount	655,090	622,244
Warrant modification expense	-	3,109,850
Loss from change in fair value of derivative instruments	-	334,133

Changes in operating assets and liabilities:
Trade and other receivables	206,365	(22,761)
Prepaid expenses	(972,371)	56,221
Other assets	(14,102)	7,131
Accounts payable and accrued expenses	(1,269,384)	899,299
Other current liabilities	318,644	3,191
Other long term liabilities	(194,343)	(9,261)
Net cash used in operating activities	(15,032,404)	(8,226,336)

Cash flows from investing activities:
Purchases of short-term investments	(5,017,453)	(25,007,478)
Maturity of short-term investments	15,007,478	10,000,000
Patent costs	(61,417)	(308,136)
Purchase of property and equipment	(128,213)	(172,171)
Net cash provided by (used in) investing activities	9,800,395	(15,487,785)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	3,073,537	1,661,865
Proceeds from issuance of common stock from options exercised	-	133,000
Proceeds from sale of common stock and warrants, net of issuance costs	2,931,925	19,467,859
Payment of fees for future financing	(42,758)	-
Payment of taxes on stock option exercise	-	(426,212)
Payments of long-term debt	-	(1,917,353)
Payments of short-term notes payable	(117,068)	(104,957)
Net cash provided by financing activities	5,845,636	18,814,202
Effects of exchange rates on cash	(1,812)	(880)
Net Change in cash and cash equivalents	611,815	(4,900,799)

Cash and cash equivalents, beginning of period	12,518,980	16,846,052

Cash and cash equivalents, end of period	$13,130,795	$11,945,253

Supplemental disclosure of cash flows information:
Cash paid for interest	$724,350	$573,869

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$2,736,120	$1,208,080

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

Note 1.   Basis of Presentation, Estimates and Recent Accounting Pronouncements

Basis of Presentation

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, has been derived from our audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, and as may be amended from time to time. Certain prior period amounts have been reclassified to conform to current year classifications. Specifically, depreciation and amortization expense is no longer shown as a separate line item; patent amortization is now included in research and development expense and fixed asset depreciation is included in general and administrative expense. Management feels that this reclassification better represents the expenses in their functional categories.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our wholly-owned and controlled subsidiary located in China is consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited condensed consolidated financial statements include significant estimates for the expected economic life and value of our owned and licensed technology, our net operating loss and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

We had no financial assets or liabilities measured at fair value using level 3 inputs on a recurring basis at September 30, 2015 or December 31, 2014.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2014:

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the nine months ended September 30, 2015 or 2014.

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

In conjunction with the loan agreement, we issued the lender a five-year common stock purchase warrant to purchase 648,809 shares of common stock at an exercise price of $1.07892 per share. This warrant contained non-standard anti-dilution protection and, consequently, was being accounted for as a derivative instrument, recorded at fair market value each period (see Note 2). The allocation of proceeds to this warrant resulted in a debt discount which was amortized as interest expense over the term of the debt using the effective interest method. The warrant was exercised in the first quarter of 2014.

In total we incurred expenses with various third parties in connection with the debt issuance, consisting of approximately $449,000 in cash, 350,650 shares of common stock valued at approximately $396,000, and a five-year common stock purchase warrant to purchase 648,809 shares at an exercise price of $1.07892 per share. The warrant is classified as equity. Fees related to the debt offering are recorded as deferred financing fees and are being amortized as interest expense over the term of the debt using the effective interest method.

The loan agreement provided for a conversion feature whereby the lender or the Company could each convert up to a maximum of $1 million in principal payments into common stock of the Company. In 2014, the lender elected to convert the maximum principal payments of $1 million into 805,972 shares of our common stock in accordance with the terms of the loan and security agreement.

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for monthly interest only payments through September 2015, monthly payments of principal and interest of approximately $461,000 from October 2015 through March 2017 and a final balloon payment of approximately $2.1 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Share-based payments are recognized at fair value. The fair value of share-based payments to employees and directors is estimated, on the date of grant. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Option valuation models, including the Black-Scholes model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of September 30, 2015, we have approximately 37.3 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014

Research and development expenses	$385,153	$245,000
General and administrative expenses	420,079	411,947
Total	$805,232	$656,947

	Nine Months Ended September 30,
	2015	2014

Research and development costs	$957,907	$723,558
General and administrative expenses	1,163,142	2,915,414
Total	$2,121,049	$3,638,972

Included in general and administrative expenses for the nine months ended September 30, 2014 is approximately $2.0 million related to the extension of the term of a common stock purchase warrant based on the holder achieving certain performance based milestones.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options A summary of stock option activity during the nine months ended September 30, 2015 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	18,986,395	$1.89	5.1	$20,306,807
Granted	765,549	$3.09
Exercised	(1,031,774)	$0.54		$68,400
Forfeited	(1,233,890)	$0.83
Outstanding at September 30, 2015	17,486,280	$2.10	5.1	$1,897,315

Exercisable at September 30, 2015	14,240,432	$2.21	4.6	$1,277,927

Vested and expected to vest	17,481,198	$2.10	4.8	$1,897,315

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	5,000,000	$0.92	6.8	$1,500,000
$1.01 - $2.00	4,325,984	$1.23	6.1	397,315
$2.01 - $3.00	2,122,669	$2.50	4.0
$3.01 - $5.00	6,037,627	$3.57	3.4
	17,486,280	$2.10	5.1	$1,897,315

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

Nine Months Ended September 30,
	2015	2014

Annual dividend	-	-
Expected life (in years)	4.0-6.0	4.0 - 8.5
Risk free interest rate	1.39%-1.78%	1.12% - 2.50%
Expected volatility	68.6% - 71.8%	68.8% - 100.0%

The options granted in the nine months ended September 30, 2015 and 2014 had weighted average grant date fair values of $1.89 and $1.93, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2015 was approximately $4,060,000 to be recognized over approximately 1.9 years.

RSUs We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2015	447,275	$2.18
Granted	-
Vested and converted to common shares	-
Forfeited	-
Outstanding at September 30, 2015	447,275	$2.18

Exercisable at September 30, 2015	447,275	$2.18

Restricted Stock We have granted restricted stock to certain board members based on revised board of director year and compensation policy.

A summary of our restricted stock activity for the nine months ended September 30, 2015 is as follows:

	Number of RS	Weighted- Average Grant Date Fair Value

Granted	427,808
Converted to common shares	(106,952)
Forfeited	-
Outstanding at September 30, 2015	320,856	$1.87

Stock Purchase Warrants: Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. We have also issued warrants in conjunction with debt offerings and equity raises and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the nine months ended September 30, 2015 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	21,422,346	$2.30	3.8	$15,984,739
Granted	150,000	$1.87	4.8
Exercised	(1,724,606)	$1.94
Forfeited	(24,794)	$2.13
Outstanding at September 30, 2015	19,822,946	$2.33	3.3	$1,271,994

Exercisable at September 30, 2015	19,710,446	$2.33	3.3	$1,271,994

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

In the nine months ended September 30, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

In the nine months ended September 30, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

In the nine months ended September 30, 2015, we issued 1,050,980 shares of our common stock upon the cashless exercise of 2,209,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $0.62. We received no proceeds from the exercises.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-and nine month periods ended September 30, 2015 and 2014. A total of approximately 37.3 million and 40.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2015 and 2014, respectively, as their inclusion would be anti-dilutive.

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

Stem Cell Litigation

On July 28, 2006, StemCells, Inc., filed suit against Neuralstem, Inc. in the U.S. District Court in Maryland, alleging that Neuralstem has been infringing, contributing to the infringement of, and or inducing the infringement of four patents allegedly owned by or exclusively licensed to StemCells. See Civil Action No. 06-1877.

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. This case was consolidated with the 2006 litigation.

On July 22, 2015, the Court issued its ruling on the issue of standing finding that a third-party who was not named as an inventor was a co-owner and co-inventor of the patents-in-suit. Thus, the Court determined that StemCells lacked standing to pursue its patent infringement claims against Neuralstem and the case was dismissed with prejudice.

On September 10 2015, the parties entered into a settlement agreement dismissing all claims and counterclaims with prejudice.

Note 7. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the accompanying financial statements were issued and did not identify any material subsequent transactions that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2015), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2015. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2015 to the comparable periods of 2014.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of regenerative medicine treatments based on our human neuronal stem cell technology including cell therapy and traditional small molecule drugs. We are headquartered in Germantown, Maryland and have a wholly-owned and consolidated subsidiary in China, Suzhou Neuralstem Biopharmaceutical Co. Ltd., or Neuralstem China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license one hundred ten (110) U.S. and foreign issued patents and fifty (50) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

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

In July 2015 our stock began trading on the NASDAQ Capital Market under the trading symbol “CUR”.

Clinical Programs

We have devoted substantially all our efforts to the development of our stem cell and small molecule compounds and their pre-clinical and clinical development. Below is a description of our five most advanced clinical programs, their intended indication, current stage of development and our expected development plans:

Program	Indication	Development Status	Development Plan

NSI – 189	Major Depressive Disorder	Phase II FDA protocol filed in September 2015.	We expect to enroll the first patient in this study in Q1 of 2016.

NSI – 189	Cognitive Deficit in Schizophrenia	Phase Ib preparation.	The Phase Ib trial is expected to commence in 2016.

NSI —566	Amyotrophic Lateral Sclerosis (ALS)	Complete.	Discussions on-going with the FDA regarding a registration directed trial.

NSI – 566	Chronic Spinal Cord Injury	Phase Ib thoracic patient cohort enrollment completed July 2015.	Six month observation period ongoing.

NSI – 566	Motor deficits due to ischemic stroke	Phase I safety study ongoing.	We expect to commence a Phase II trial in 2016.

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

In February of 2011, we commenced a Phase I clinical trial (Phase Ia portion) of NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. In December of 2011, we received authorization from the United States Food and Drug Administration or FDA to commence the Phase Ib randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The primary end points of the Phase Ib portion of the clinical trial were to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. Secondary endpoints included traditional depression scales tests, cognition testing and testing for both electrophysiological and traditional plasma biomarkers for Depression. The Phase Ib trial entailed patients with MDD randomized to receive daily doses, of either NSI-189 or placebo, for 28 consecutive days followed by an eight week post dose observation period. The trial was completed and data was presented at two conferences: the American Society of Clinical Psychopharmacology Annual Meeting in Hollywood, Florida and at the International College of Neuropyschopharmacology Annual Meeting in Vancouver Canada. We are currently preparing the regulatory and clinical protocol for a Phase II, multi-site clinical trial in approximately 200 patients that is expected to commence in Q1 of 2016.

Cognitive Deficit in Schizophrenia

We have expanded the NSI-189 program to include a second indication for the treatment of cognitive deficit in schizophrenia. Cognitive deficit is a prominent characteristic of schizophrenia that is correlated with the occurrence of hippocampal atrophy in this patient population. We expect the Phase Ib trial to commence in 2016.

NSI - 566 (Stem Cells)

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis or ALS is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. ALS is characterized by stiff muscles, muscle twitching, and gradually worsening weakness due to muscle wasting. This results in difficulty speaking, swallowing, and eventually, breathing. With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed or may die. The average survival from onset to death is three to four years. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some of the diseased motor neurons which have not yet died. Neuralstem has received orphan designation by the FDA for NSI-566 in ALS.

In January 2010, we commenced the Phase I trial of NSI-566 in ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure specifically in the lumbar region of the spinal cord. The last cohort received both lumbar and cervical injections. The dosing of patients in this Phase I trial, as designed, was completed in August, 2013. In September 2013, we commenced a Phase II clinical trial for ALS primarily evaluating safety of NSI-566 cells and cervical surgeries. The Phase II dose escalation trial enrolled 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule for a total of 18 surgeries. Each patient in the final cohort received transplantation in both the cervical and lumbar areas with 20 injections of 400,000 cells per injection. In March 2015, the company announced topline data concluding that the Phase II ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections. Secondary efficacy endpoints such as the Amyotrophic Lateral Sclerosis Functional Rating Scale, or ALSFRS, and grip strength were evaluated at nine months post-surgery to assess the potential therapeutic benefit of disease stabilization.

In September 2015, nine-month Phase II and combined Phase I and Phase II data on the NSI-566 trial in amyotrophic lateral sclerosis (ALS) was presented at the American Neurological Association Annual Meeting by principal investigator, Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health.

The Company is in discussion with the FDA for the planning of a larger registration directed, controlled trial.

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

During the first quarter of 2013, we received authorization from the FDA to commence a 4 patient Phase I, open-label, single-site, safety study of human spinal cord-derived neural stem cell (HSSC) transplantation for the treatment of chronic spinal cord injury. The entire trial will take place at The University of California, San Diego. The trial commenced during the third quarter of 2014 and the last patient was treated in July 2015. Each patient will be evaluated over a 6 month post-operative observation period.

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

In September of 2012, we received authorization to commence a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial authorization encompasses a combined phase I/II/III design and will test direct injections of NSI-566 into the brain, the same cell product used in our recently-completed Phase II ALS trial in the United States. The trial commenced in the fourth quarter of 2013. The first phase of the trial is structured to confirm the maximum safe tolerated dose. We expect to begin the Phase II portion of the trial in 2016, the study is designed to enroll approximately 118 patients.

Acute Spinal Cord Injury

Acute Spinal Cord Injury refers to the immediate post-injury period when there is continuing tissue damage. The acute phase is the period in which the secondary injury processes become dominant. For practical reasons, it is the SCI phase likely to be most amenable to neuroprotective interventions, as it is typically the earliest point at which patients arrive at an appropriate center to receive possible treatment. The acute phase is subdivided into early acute and subacute stages. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

The Company has filed an Investigational New Drug application (IND) with the Korean FDA and expects approval to commence an acute spinal cord injury trial utilizing NSI-566 in 2016. The trial will take place at a single center in Seoul. If approved as submitted, this trial will treat complete spinal cord injury patients, who are those who have no sensory or motor function below the point of injury and also progressively incomplete patients, who have varying degrees of sensory and motor function.

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

Small Molecule Pharmaceutical Compounds.

We have developed and patented a series of small molecule compounds. We believe these low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Human data from the MDD trial showed clinically meaningful and statistically significant improvement in depressive and cognitive scales. We believe the small molecule compounds may assist in reversing atrophy in the human hippocampus documented in indications such as MDD and schizophrenia.

Our small molecule compounds are covered by sixty-one (61) exclusively owned U.S. and foreign issued patents and Fourteen (14) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We have manufactured, in-house, cells that are not required to meet stringent FDA requirements for use in human subjects. We use these cells in research and collaborative programs. During 2015, we began the process of bringing the manufacturing of our clinical grade spinal cord stem cells, in-house. We believe this will better assure the availability of our stem cells and to also lead to a reduction in per patient costs.

Employees

As of September 30, 2015, we had 31 full-time employees and three (3) full-time independent contractors. Of these full-time employees and contractors, 23 work on research and development and eight (8) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed therapies for any of the periods presented. We are mainly focused on managing our current clinical trials related to our stem cell technology and small molecule compounds. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for potential future clinical trials.

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the nine months ended September 30, 2015 and 2014, we recognized approximately $8,000 and $14,000 of revenue, respectively, related to ongoing fees under these licenses.

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

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and if we expand our clinical programs. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and pre-clinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and our Investigational New Drug applications or INDs. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

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

We anticipate that our general and administrative expenses will increase in the future as we expand our clinical programs.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three and nine months ended September 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our proposed products and therapies in any of the periods presented. For the three months ended September 30, 2015 and 2014, we recognized approximately $2,500 and $5,000, respectively, related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%

Operating Expenses
Research and development expenses	$3,392,086	$2,109,880	$1,282,206	61%
General and administrative expenses	1,807,934	2,001,865	(193,931)	(10)%
Total operating expenses	$5,200,020	$4,111,745	$1,088,275	26%

Research and Development Expenses

The increase of approximately $1,282,000 or 61% in research and development expenses was primarily attributable to increased project and laboratory expenses. These increased expenses are related to the expansion of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

The decrease of approximately $194,000 or 10% was primarily due to a decrease in legal fees mainly associated with litigation and a decrease in consulting expense. These decreases were partially offset by an increase in salaries and related expenses associated with increased head count.

Other expense

Other expenses for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Other Expense
Interest Income	$24,149	$13,127	$11,022	84%
Interest Expense	(464,197)	(361,619)	(102,578)	28%
Total other expense	$(440,048)	$(348,492)	$(91,556)	26%

Other expense totaled approximately $440,000 and $348,000 for the three months ended September 30, 2015 and 2014, representing an increase of approximately $92,000 or 26%. Other expense in 2015 primarily consisted of $464,000 of interest expense principally related to our long-term debt partially offset by interest income of $24,000. Other expense in 2014 consisted primarily $362,000 of interest expense principally related to our long-term debt partially offset by $13,000 of interest income.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our proposed products and therapies in any of the periods presented. For the nine months ended September 30, 2015 and 2014, we recognized approximately $8,000 and $14,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%

Operating Expenses
Research and development expenses	$9,887,750	$5,747,922	$4,139,828	72%
General and administrative expenses	4,925,389	7,061,129	(2,135,740)	(30)%
Total operating expenses	$14,813,139	$12,809,051	$2,004,088	16%

Research and Development Expenses

The increase of approximately $4,140,000 or 72% in research in development expenses was primarily attributable to an increase in project and lab expenses, increase in both payroll related and stock compensation expenses due to increased salaries and headcount and an increase in rent expense. These increased expenses are related to the expansion of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

The decrease of approximately $2,136,000 or 30% was primarily due to a decrease in non-cash stock based compensation largely the result of an expense in the first quarter of 2014 related to a consultant achieving a performance based milestone. Additionally there were decreased legal fees primarily resulting from decreased litigation expenses. This decrease was partially offset by an increase in salary expense due to increased headcount and salaries and an increase in consulting expenses.

Other Expense

Other expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Other Expense
Interest Income	$53,802	$55,267	$(1,465)	(3%)
Interest Expense	(1,377,004)	(1,191,976)	(185,028)	16%
Warrant Modification Expense	-	(3,109,850)	3,109,850	(100%)
Change in fair value of derivative	-	(334,133)	334,133	(100%)
Other Expenses	(10,326)	250,000	(260,326)	(104%)
Total other expense	$(1,333,528)	$(4,330,692)	$2,997,164	(69%)

Other expense totaled approximately $1,334,000 and $4,331,000 for the nine months ended September 30, 2015 and 2014, representing a decrease of approximately $2,997,000 or 69%. Other expense in 2015 consisted primarily of $1,377,000 of interest expense principally related to our long-term debt partially offset by interest income. Other expense in 2014 consisted primarily of $3,110,000 related to our extension of certain common stock purchase warrants and interest expense partially offset by interest income.

Liquidity and Capital Resources

We have incurred cumulative operating losses and negative operating cash flow since inception in 1996, and as of September 30, 2015, we had an accumulated deficit of $167,193,531. We have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.  In January 2014, we received approximately $20 million of gross proceeds from the sale of our securities pursuant to a registered direct offering.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%

Net cash used in operating activities	$(15,032,404)	$(8,226,336)	$(6,806,068)	(83)%
Net cash provided by (used) in investing activities	$9,800,395	$(15,487,785)	$25,288,180	163%
Net cash provided by financing activities	$5,845,636	$18,814,202	$(12,968,566)	(69)%

Our cash and short-term investment balances was approximately $18,148,000 at September 30, 2015 compared to $27,526,000 at December 31, 2014. The decrease of approximately $9,378,000 was primarily due to our cash used in operations partially offset by our raising $6,005,000, net from the issuance of our common stock from warrant exercises and from the sale of our common stock.

Net Cash Used in Operating Activities

We used approximately $15,032,000 and $8,226,000 of cash in our operating activities for the nine months ended September 30, 2015 and 2014, respectively.   The increase in our use of cash of approximately $6,806,000 was primarily due to an increase in our net loss related to increased spending in research and development as adjusted for stock based compensation and changes in our operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

We generated approximately $9,800,000 and used approximately $(15,487,000) of cash in connection with investment activities for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in our use of cash of approximately $25,288,000 was primarily due to the maturity in 2015, of short-term investments purchased in 2014 using the proceeds from our January 2014 registered direct offering.

Net Cash Provided by Financing Activities

Proceeds from financing activities were approximately $5,846,000 and $18,814,000 in the nine months ended September 30, 2015 and 2014, respectively. The decrease of $12,968,000 was primarily the result of receiving $2,932,000 in net proceeds from the sales of our common stock in 2015 compared to receiving approximately $19,468,000 in net proceeds from our registered direct offering and other sales of common stock and warrants in 2014. In addition, we received approximately $3,074,000 and $1,662,000 in 2015 and 2014, respectively, from the exercise of outstanding warrants. In 2014 we also made $1,917,000 of payments on our long term debt compared to no principal payments being due or made to date in 2015.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. As of September 30, 2015 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $1.8 million of securities pursuant thereto. We anticipate conducting offerings in the future, based on our shelf registration statements, when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering is being conducted pursuant to our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936). As of September 30, 2015 we have sold 2,202,580 shares under such agreement at an average price per share of $3.16 resulting in gross proceeds of approximately $6,965,000 and net proceeds of approximately $6,666,000. Future sales under our agreement are limited to approximately $1.8 million which is the amount available under our shelf registration statement pursuant to which the At the Market Offering is being conducted.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and no design provides absolute assurance that it will succeed in achieving its stated goals under all potential future conditions. With respect to the quarterly period ending September 30, 2015, under the supervision and with the participation of our management, we evaluated the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

We disclosed in the Form 10-Q for the period ended June 30, 2015 that we had identified deficiencies with regard to the operation of our disclosure controls. We are committed to improving our financial oversight. As part of this commitment, we have taken the following steps:

•	We hired a full-time Chief Financial Officer in May 2015
•	We hired a full-time Corporate Controller in September 2015
•	We have enhanced our whistleblower protocols
•	We have implemented and are continuing to implement enhanced policies and processes for travel, expense reimbursements and disbursements
•	We have implemented and are continuing to implement enhanced oversight by ourAudit Committee of expense reimbursements

Management is continuing to review the operation of its controls with regard to expense reimbursements and disbursement

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. This case was consolidated with the 2006 litigation.

On July 22, 2015, the Court issued its ruling on the issue of standing finding that a third-party who was not named as an inventor was a co-owner and co-inventor of the patents-in-suit. Thus, the Court determined that StemCells lacked standing to pursue its patent infringement claims against Neuralstem and the case was dismissed with prejudice.

On September 10,, 2015, the parties entered into a settlement agreement dismissing all claims and counterclaims with prejudice.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through September 30, 2015, we have accumulated losses totaling approximately $167,194,000. At September 30, 2015, we had a working capital surplus of approximately $12,094,000 and stockholders’ equity of approximately $8,902,000. Our net losses for the two most recent fiscal years have been approximately $22,629,000 and $19,832,000 for 2014 and 2013, respectively while our loss for the nine months ended September 30, 2015 was approximately $16,139,000. We had no revenue from the sales of our products during the nine months ended September 30, 2015 or 2014.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2015, we had cash, cash equivalents and short-term investments on hand of approximately $18,148,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of September 30, 2015, we had approximately $9.5 million in aggregate principal outstanding of long-term secured indebtedness. Under our amended loan and security agreement, we are required to make monthly interest only payments through September 2015; interest and principal payments of approximately $461,000 per month from October 2015 through March 2017 and a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we will be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment which could lead to the potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing our $10 million credit facility also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

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

Our inability to manufacture and store in-house our stem cells that are used in our products could adversely impact our business.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, Institutional Review Boards (IRBs) at the sites where an IRB is overseeing a trial, or a data safety monitoring board, (DSMB), overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors. Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial. We do not know whether our clinical trials will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be jeopardized. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

The results of pre-clinical studies and clinical trials may not be predictive of the results of our later-stage clinical trials and our proposed products may not have favorable results in later-stage clinical trials nor receive regulatory approval.

Encouraging results from our pre-clinical studies or our Phase I and Phase II trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase I and Phase II trials, we will be required to demonstrate, through further clinical trials, that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We have entered into employment agreements with Mr. Garr and Dr. Johe which expire on October 31, 2017. In the event either individual is terminated prior to the full term of their respective contracts, for any reason other than a voluntary resignation, all compensation due to such employee under the terms of the respective agreement shall become due and payable immediately. These provisions will make the replacement of either of these employees very costly and could cause difficulty in effecting a change in control. Termination prior to the full term of these contracts would cost us as much as $1.0 million for Mr. Garr and $1.7 million for Dr. Johe and result in the immediate vesting of all outstanding options and/or warrants held by Mr. Garr and Dr. Johe.

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

Breakdowns in our internal controls or our disclosure controls and procedures may have an adverse effect on our business.

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and overseen by our audit committee. We also maintain disclosures controls and procedures, which are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2015, our management concluded that our disclosure controls and procedures were not effective. We have taken remedial measures to correct the deficiencies that led to the conclusion that our disclosure controls and procedures were not effective. We cannot, however, be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal control over financial reporting or disclosure controls and procedures, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us, both of which would have an adverse effect on our business.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2015 we have issued and outstanding 91,786,290 shares of common stock and we have 40,311,339 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 167,902,371 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

If side effects are identified during the time our product candidates are in development or after they are approved and on the market, we may choose to, or be required to perform, lengthy additional clinical trials, discontinue development of the affected product candidate, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Additionally, side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our product candidates receives marketing approval, as greater numbers of patients use a product following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

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

The following information is given with regard to unregistered securities sold during the nine months ended September 30, 2015.  The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

In February of 2015, we issued a total of 19,206 shares of common stock upon the cashless exercise of 44,000 outstanding common stock purchase warrants. The warrants had an average exercise price of $2.13.

In July 2015, we issued one of our legal advisors a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $1.87 per share in exchange for certain legal work. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2020. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

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

NEURALSTEM, INC.

Date: November 9, 2015	/s/ I. Richard Garr
Chief Executive Officer

/s/ Jonathan Lloyd Jones
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 7/16/07		10-QSB	3.2(i)	333-132923	8/14/07

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	011-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	011-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.08**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.09**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.10**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.11	Loan and Security Agreement dated March 2013		8-K	10.01	011-33672	3/27/13

10.12	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	011-33672	3/27/13

10.13	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	011-33672	10/25/13

10.14	Form of Outside Director Agreement		10-K	10.13	011-33672	3/10/14

10.15**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	011-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	011-33672	10/29/14

10.17**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*** Furnished herein