Form 10-K
period 2015-12-31
Neuralstem, Inc.
filed 2016-03-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-33672

NEURALSTEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

20271 Goldenrod Lane Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301)-366-4841

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $168,902,179.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 1, 2016 was 92,044,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. and its subsidiary Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements and include statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 such as statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, regulatory applications and approvals, and third party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.”. These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements These Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to conduct and obtain successful results from our clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately test and manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2015), unless another date is specified.

ITEM 1.	BUSINESS

Overview

We are focused on the research, development and commercialization of central nervous system therapies based on our proprietary human neuronal stem cells and our stem-cell derived small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China, Suzhou Neuralstem Biopharmaceutical Co. Ltd., or Neuralstem China.

Our technology base has produced three primary assets: Our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary new chemical entity screening platform.

Our patented technology enables the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of central nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds that Neuralstem believes may stimulate the brain's capacity to generate neurons, potentially reversing pathologies associated with certain central nervous system (CNS) conditions. This proprietary screening platform led to the discovery of NSI-189.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license one hundred fourteen (114) U.S. and foreign issued patents and forty-seven (47) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times we have licensed the use of our intellectual property to third parties.

We believe our technology base, in combination with our expertise, and collaborative projects with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of central nervous system disorders including neurodegenerative conditions and regenerative repair of acute disease.

There can be no assurances that we will ultimately produce any viable products or processes. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, proprietary technology, scientific team and facilities, to advance our technologies and clinical programs. In addition, we are pursuing strategic collaborations with members of academia and industry.

Clinical Programs

We have devoted substantially all our efforts to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

In January, 2016, we announced a strategic refocusing to concentrate the Company’s resources on the NSI-189 small molecule program. As part of this refocusing, the Company announced that it will seek external funding to defray all, or substantially all, of the costs associated with the NSI-566 stem cell therapy program. The Company is in active conversations with a number of sources of funding to achieve this goal and minimize any delay in progressing our stem cell therapy programs.

NSI - 189 (Small Molecule Pharmaceutical Compound).

Major Depressive Disorder (MDD)

Major depressive disorder, or MDD (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder), is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications associated with hippocampal atrophy. NSI-189 is the lead compound in our neurogenic small molecule drug platform. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by promoting synaptogenesis or neurogenesis in the hippocampus.

In February of 2011, we commenced a Phase I clinical trial (Phase Ia portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase Ia portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase Ia portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011.

In December of 2011, we received authorization from the FDA to commence the Phase Ib randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The purpose of the Phase Ib portion of the clinical trial was to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. The Phase Ib portion consisted of patients with MDD receiving daily doses for 28 consecutive days with an eight week observation period. The trial was completed in November 2013 and met its primary endpoints of safety and tolerability and showed a promising reduction in depressive and cognitive symptoms across the secondary, explorative endpoints.

In September, 2015 we filed the regulatory and clinical protocol with the Food and Drug Administration (FDA) for a Phase II, multi-site clinical trial in approximately 220 patients. In late February, Neuralstem received the Food and Drug Administration (FDA) approval for the Phase II clinical trial which is expected to enroll the first subject in Q2 of 2016.

In February 2016, the Company received approval from the FDA to commence its Phase 2 Major Depressive Disorder (MDD) trial.

Second Study:

We are exploring the expansion of the NSI-189 program to include a second short-term study. The Company will provide an update in 2016.

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

In January 2010, we commenced the Phase I trial of NSI-566 in ALS at Emory University in Atlanta Georgia. The purpose of the Phase I trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase I trial, as designed, was completed in August of 2012. We commenced our Phase II clinical trial for ALS in September of 2013. The Phase II dose escalation trial enrolled 15 ambulatory patients in five different dosing cohorts, under an accelerated dosing and treatment schedule. Each patient in the final cohort had two transplants, for a total of 18 surgeries. We have now completed all of the transplantations. The observation period of six months after the last surgery concluded in January 2015. The Phase II ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections.   In September 2015, nine-month Phase II and combined Phase I and Phase II data on the NSI-566 trial in amyotrophic lateral sclerosis (ALS) was presented at the American Neurological Association Meeting by principal investigator Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The Company is in discussion with the FDA for planning of a larger registration directed, controlled trial.

In January, 2016, the Company announced that it is in discussions with various governmental, state and non-profit organizations regarding funding grants for a registration directed, controlled trial and that initiation of such a trial would, in part, be dependent upon significant funding from such sources. To date, substantially all of the clinical costs of ALS studies undertaken by the Company have been funded by such grants.

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

During the first quarter of 2013, we received authorization from the United States Food and Drug Administration, or FDA, to commence our proposed Phase I clinical trial to treat chronic spinal cord injury. The entire trial will take place at The University of California, San Diego. The trial commenced during the third quarter of 2014 and the first subject was treated in October 2014. The study enrolled four AIS A thoracic-spinal cord injury subjects (motor and sensory complete), one-to-two years post-injury at the time of stem cell treatment. In January, 2016 we reported six month follow-up data on all four subjects. The stem cell treatment demonstrated feasibility and safety; there were no serious adverse events. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. There was no change in the clinical status of the three other subjects.

To date, substantially all of the clinical costs of this study have been funded by grants arranged through the University of California, San Diego (UCSD).

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

In the fourth quarter of 2013 the Company commenced a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. The trial authorization encompasses a combined phase I/II/III design and will test direct injections of NSI-566 into the brain. The Phase I portion of the trial is designed to confirm the maximum safe tolerated dose. To date, we have completed dosing the second of three planned cohorts.

To date, the Ischemic Stroke program has been funded substantially by Neuralstem.

Markets

The table below summarizes the potential United States patient populations by indication, for our proposed stem cell and small molecule products:

Medical Condition	Estimated Number of Patients in United States
Small molecule compounds
Major Depressive Disorder	14.8 million	(1)
Stem cells
ALS	20,000	(2)
Alzheimer’s Disease	5.3 million	(3)
Spinal Cord Injury	240,000 – 337,000	(4)
Stroke	6.5 million	(5)

(1) Anxiety and Depression Association of America (ADAA), website: http://www.adaa.org/about-adaa/press-room/facts-statistics retrieved March 2016

(2) The ALS Association (ALSA), website: http://www.alsa.org/about-als/facts-you-should-know.html retrieved March 2016

(3) Alzheimer’s Association (AA), The 2015 Alzheimer’s Disease Facts and Figures, website: https://www.alz.org/facts/downloads/facts_figures_2015.pdf retrieved March 2016

(4) National Spinal Cord Injury Statistical Center, Facts and Figures at a Glance. Birmingham, AL: University of Alabama at Birmingham, website: https://www.nscisc.uab.edu/Public/Facts%202015.pdf retrieved March 2016

(5) National Stroke Association (NSA), website: retrieved March 2016 from www.stroke.org Technology

Stem Cells.

Our technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license fifty-two (52) and foreign issued patents and thirty-three (33) U.S. and foreign patent applications related to our stem cell technologies.

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell derived, screening capability, we have developed and patented a series of small molecule compounds. We believe the low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Our collaborators at Massachusetts General Hospital have presented the human data from the MDD trial which showed clinically meaningful and statistically significant improvement in depressive and cognitive scales. We believe the small molecule compounds may assist promoting synaptogenesis or neurogenesis in the human hippocampus documented in indications such as MDD.

Our small molecule compounds are covered by sixty-two (62) exclusively owned U.S. and foreign issued patents and fourteen (14) exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

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

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds to third party manufacturers. We manufacture, in-house, cells that are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. During 2015, we are began the process of bringing the manufacturing of our spinal cord stem cells, in-house. We believe this will better assure the availability of our stem cells and to also lead to a reduction in per patient manufacturing costs.

Intellectual Property

Our research and development is supported by our intellectual property. We own or exclusively license one hundred fourteen (114) U.S. and foreign issued patents and forty-seven (47) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2016 through 2034. In our opinion the patents expiring in 2016 are not critical to our business.

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

 Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies. Many of these companies are well-established and possess greater resources for technical, research, development, financial, sales and marketing initiatives than we do. Other, less well-established companies have formed or may form strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that may provide research and development and commercialization advantages to these competitors. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able obtain patent protection, or FDA and other regulatory approvals that may impede our freedom to develop and commercialize our programs.

The diseases and medical conditions we are targeting have a demographic in which there are large numbers of patients who do not respond to current therapies or have limited therapies available. Nevertheless, we expect that our technologies and product candidates, if or when approved, will compete with a variety of therapeutic products and procedures offered by other pharmaceutical and biotechnology companies. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same or similar indications. These companies’ efforts may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, if or when approved, will attempt to compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. Competition for our products may be in the form of existing and new drugs, other forms of cell transplantation, surgical procedures, gene therapy or other proprietary technology and expertise. We expect that all of these products will compete with our product candidates, if or when approved, based on efficacy, safety, cost and intellectual property positions. We cannot be certain that that other entities have not filed patents that block our freedom to commercialize our programs and we may be required to seek licenses from these entities in order to commercialize certain of our proposed products, and such licenses may not be granted or be extremely expensive to obtain.

If we develop products that receive regulatory approval, they would then have to compete for market acceptance and market share. For our potential products, an important success factor will be the timing of market introduction of competitive products. This timing will be a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to the market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and subjects available to test our potential products.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
•	Submission of the results of these studies to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin;
•	Performance of adequate and well-controlled human clinical trials according to cGMPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a biological license application, or BLA, for any biologic or a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of the NDA, or licensure, of the BLA.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process.

•	Phase 1. The product is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•	Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be required and conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of some, or all, clinical and commercial quantities of our products in accordance with cGMP and GTP regulations, as applicable. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP and other laws.

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

Executive Officers

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Richard J. Daly	Chief Executive Officer, President,	54	2016

Karl Johe, Ph.D.	Chief Scientific Officer	55	1996

Jonathan Lloyd Jones	Chief Financial Officer	55	2015

Mr. Richard J. Daly, age 54, has been Chief Executive Officer, President and a director since February of 2016. Mr. Daly has over 25 years of commercial pharmaceutical experience working in positions of progressive responsibility in sales, marketing and operations. From November 2015 until February 2016, Mr. Daly was a managing partner at Ravine Rock Partners, LLC, a bio-pharmaceutical consulting company.  Prior to that, from August 2013 until November 2014, Mr. Daly was the President of U.S. Diabetes, a subsidiary of AstraZeneca Pharmaceutical LP. From October 2011 until November 2012, Mr. Daly was a founding partner, board member and investor in SagePath Partners LLC, a commercial outsourcing provider to the pharmaceutical industry.  Between July 2008 and October 2011, Mr. Daly was executive vice president of North and South America for Takeda NA, the north American subsidiary of Takeda Pharmaceuticals (TSE: TYO).  Since June 2015, Mr. Daly has served on the board of directors and on the Compensation and Commercial Committees for Synergy Pharmaceuticals (NASDAQ: SGYP). Since February 2015, Mr. Daly has also served on the board of directors and on the Compensation Committee of Catalyst Pharmaceuticals (NASDAQ: CPRX).  Mr. Daly holds a BS in Microbiology from The University of Notre Dame and an MBA from Northwestern University's Kellogg Graduate School of Management. In evaluating Mr. Daly’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and his past experience and relationships in the biopharma and biotech fields.

Dr. Karl Johe, Ph.D., age 55, has been a director, Chairman of the Board and our Chief Scientific Officer since 1996. Dr. Johe has over 15 years of research and laboratory experience. Dr. Johe is the sole inventor of Neuralstem’s granted stem cell patents and is responsible for the strategic planning and development of our therapeutic products. Dr. Johe received his Bachelor of Arts Degree in Chemistry and a Master’s Degree from the University of Kansas. Dr. Johe received his doctorate from the Albert Einstein College of Medicine of Yeshiva University. From 1993 to January 1997, Dr. Johe served as a Staff Scientist at the Laboratory of Molecular Biology of the National Institute of Neurological Disease and Stroke in Bethesda, Maryland. While holding this position, Dr. Johe conducted research on the isolation of neural stem cells, the elucidation of mechanisms directing cell type specification of central nervous system stem cells and the establishment of an in vitro model of mammalian neurogenesis. In evaluating Dr. Johe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his extensive experience in international science and business communities.  Dr. Johe is also multilingual.

Mr. Jonathan Lloyd Jones, ACA, MBA, age 55, has been our Chief Financial Officer since May of 2015.  Mr. Lloyd Jones has over 30 years of experience in finance and corporate development.  Mr. Lloyd Jones was previously the Chief Financial Officer of Juniper Pharmaceuticals, Inc. (formerly Columbia Pharmaceuticals) (NASDAQ: JNP) from 2013 to 2014 and served as the Chief Financial Officer and Vice President of Corporate Development at TetraLogic Pharmaceuticals, Inc. (NASDAQ: TLOG) from 2011 to 2012.  Prior to that, Mr. Lloyd Jones served as an independent consultant for bio-tech companies from 2010 to 2011.    Mr. Lloyd Jones served as Vice President, Finance for TransMolecular, Inc., a privately held bio-tech company from 2006 to 2010. From 1996 to 2006, Mr. Lloyd Jones held positions of increasing seniority at Genzyme, Inc. (now Sanofi-Aventis) (NYSE: ADR) most recently, as Senior Director of Corporate Development.    Mr. Lloyd Jones is a member of the Institute of Chartered Accountants in England & Wales. He received his bachelor of science in business studies from the University of Bradford in England (1981), and a master of business administration with a dual major in strategic management and finance from The Wharton School of the University of Pennsylvania.

Employees

As of January 31, 2016, we had thirty three (33) full-time employees. Of these full-time employees, twenty five (25) work on research and development and clinical operations eight (8) in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Risks Relating to Our Stage of Development and Capital Structure

We may not be able to continue as a going concern if we do not obtain additional financing by June 2016.

The Company has incurred losses since its inception and has not demonstrated an ability to generate revenues from sales or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on generating cash from the sale of its common stock and/or obtaining debt financing.

Our cash and cash equivalents balance at December 31, 2015 was approximately $12,234,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next five to six months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. Management has discussed various financing options with financial institutions and believes that it will receive cash adequate to fund operations through December 31, 2016 however, there can be no assurance the Company will be successful in these efforts.

Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past June 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders may lose their entire investment.

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through December 31, 2015, we have accumulated losses totaling approximately $171,959,000. On December 31, 2015, we had a working capital surplus of approximately $7,006,000 and stockholders’ equity of approximately $4,967,000. Our net losses for the three most recent fiscal years have been approximately $20,904,000, $22,629,000, and $19,832,000 for 2015, 2014, and 2013, respectively. Although from 2013 through 2015 we recognized revenue as a result of us providing subcontractor services and the licensing of our intellectual property, we have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2015, we had cash, cash equivalents and short-term investments on hand of approximately $12,234,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of December 31, 2015, we had approximately $8,335,000 in aggregate principal amount long-term indebtedness outstanding. Under our amended loan and security agreement, we were required to make monthly interest only payments through September 2015; and are required to make monthly interest and principal payments of approximately $435,000 per month from October 2015 through March 2017 and make a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing our $10 million loan also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000, $19,000, and $110,000 for the years ended December 31, 2015, 2014, and 2013, respectively related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Our stem cell therapy programs rely on experimental surgical devices and experimental and highly invasive surgical procedures.

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

We have entered into employment agreements with Messrs. Daly and Lloyd Jones and Dr. Johe. Each of these employment agreements require the payment of severance, in the event certain conditions are met, if these individuals are terminated. These provisions will make the replacement of these employees very costly and could cause difficulty in effecting a change in control.

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

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; the results of clinical trials for our product candidates; FDA’s determination with respect to filings for new clinical studies, new drug applications and new indications; government regulations; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; offerings of our securities and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the Nasdaq. The expenses incurred by public companies generally for reporting, insurance and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2015 we have issued and outstanding 92,005,705 shares of common stock and we have 39,537,741 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 168,456,555 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

We are currently undertaking clinical trials for our lead products candidates NSI-189 and NSI-566.  We cannot assure you that we will successfully complete any clinical trials in connection with such INDs.  Further, we cannot predict when we might first submit any product license application (NDA or BLA) for FDA approval or whether any such product license application will be granted on a timely basis, if at all.  Moreover, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

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

We currently operate two facilities located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 3,100 square feet. This license provides for monthly payments of approximately $10,200 per month with the term expiring on December 31, 2016.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2018.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol "CUR." The following table sets forth, for the periods indicated, the high and low sale prices for our common stock.

	High	Low
2015
First Quarter	$3.92	$1.78
Second Quarter	$2.39	$1.46
Third Quarter	$2.02	$1.02
Fourth Quarter	$1.35	$0.98
2014
First Quarter	$4.80	$2.76
Second Quarter	$4.81	$2.96
Third Quarter	$4.25	$2.67
Fourth Quarter	$3.39	$2.12

Holders

As of February 28, 2016 our common stock was held by approximately 326 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of our loan and security agreement.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted- Average Exercise Price for Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2005 Stock Plan, as amended and restated	580,000	$1.23	-
2007 Stock Plan	5,886,318	$3.17	115,105
2010 Equity Compensation Plan	10,787,536	$1.27	2,516,686
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	17,253,853	$2.08	2,631,791

Performance Graph

The following graph compares total stockholder returns of Neuralstem, Inc. for the period commencing on December 31, 2010 and ending on December 31, 2015, to four indices: The total return for our stock and for each index assumes an initial investment of $100 and the reinvestment of dividends, although we have never declared dividends on Neuralstem stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The stock price performance included in this graph is not necessarily indicative of future stock price performance. For the period represented, we traded on the NYSE MKT from December 31, 2010 to July 10, 2015. On July 13, 2015, we commended trading on the NASDAQ Capital Market under the symbol “CUR”.

Recent Sales or Issuances of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In February of 2015, we issued a total of 19,206 shares of common stock upon the cashless exercise of 44,000 outstanding common stock purchase warrants. The warrants had an average exercise price of $2.13.

•	In July 2015, we issued one of our legal advisors a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $1.87 per share in exchange for certain legal work. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2020. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	On February 15, 2016, as an inducement to Mr. Daly’s employment, we granted an inducement option to purchase 2,750,000 shares of Common Stock. The option has a term of ten (10) years, and vests as follows: (i) 687,500 options vest on the six (6) month anniversary of the grant date, (ii) 687,500 options vest on the one (1) year anniversary of the grant date and the remaining 1,375,000 options vesting quarterly over the subsequent three (3) year period such that the option will be fully vested on the four (4) year anniversary of the grant date.

2016 fundraising placeholder

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$10,417	$18,833	$110,000	$407,708	$390,625
Total operating expenses	$19,166,945	$17,454,682	$12,633,941	$10,564,164	$13,381,095
Operating loss	$(19,156,528)	$(17,435,849)	$(12,523,941)	$(10,156,456)	$(12,990,470)
Interest expense	$(1,816,206)	$(1,620,776)	$(1,394,274)	$(2,699)	$(821)
Warrant issuance and modification expense	$-	$(3,109,850)	$(5,017,156)	$-	$-
Gain (loss) from change in fair value adjustment of warrant obligations	$-	$(334,133)	$(965,329)	$-	$161,809
Loss on debt extinguishment	$-	$(445,787)	$-	$-	$-
Litigation settlement	$-	$250,000	$838	$3,484	$-
Net loss	$(20,903,901)	$(22,628,744)	$(19,831,862)	$(10,121,517)	$(12,518,527)
Net loss per share - basic and diluted	$(0.23)	$(0.26)	$(0.27)	$(0.17)	$(0.26)

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
Cash and equivalents	$4,716,533	$12,518,980	$16,846,052	$7,443,773	$2,352,013
Short-term investments	$7,517,453	$15,007,478	$-	$-	$-
Working capital	$7,005,612	$24,153,087	$11,682,987	$5,896,454	$590,385
Total assets	$15,048,264	$29,844,075	$19,413,536	$8,750,079	$4,086,177
Long-term debt, net of discount	$8,026,550	$8,786,482	$7,697,331	$-	$-
Fair value of derivative instruments	$-	$-	$1,417,527	$-	$-
Total stockholders' equity	$4,967,278	$17,719,336	$8,418,199	$6,972,633	$1,659,818

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2016.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2015 to the comparable period of 2014 and (ii) year ended December 31, 2014 to the comparable period of 2013.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the development and commercialization of treatments based on human neuronal stem cells and the development and commercialization of treatments using small molecule compounds. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license one hundred fourteen (114) U.S. or foreign issued patents and forty-seven (47) U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. At times, we have licensed the use of our intellectual property to third parties.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, proprietary technology, scientific team and facilities, to advance our technologies and clinical programs. In addition, we are pursuing strategic collaborations with members of academia and industry.

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

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the years ended December 31, 2015, 2014, and 2013 , we recognized approximately $10,000, $19,000, and $110,000 of revenue, respectively, related to up-front payments and ongoing fees under these licenses.

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

For a further description of these clinical trials, see the section of this report entitled “Clinical Programs” contained in Item 1. Of this Annual Report.

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

In June 2010 we formed a wholly owned subsidiary in the People’s Republic of China. This subsidiary primarily: (i) conducts pre-clinical research with regard to proposed stem cells therapies, and (ii) oversees our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke. Through December 31, 2015 this subsidiary has incurred expenses of approximately $796,000.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2015, 2014 and 2013, no significant impairment losses were recognized.

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

Comparison of Our Results of Operations for the Year Ended December 31, 2015 and 2014

Revenue

We did not generate any revenues from the sale of our proposed products in 2015 or 2014. During 2015 and 2014, we recognized revenue of approximately $10,000 and $19,000, respectively related to the licensing of certain of our intellectual properties to third parties. The revenue in 2015 and 2014 consisted solely of ongoing, annual license fees.

Operating Expenses

Operating expenses for 2015 and 2014 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Operating Expenses
Research & development costs	$12,637,278	$8,361,559	$4,275,719	51%
General & administrative expenses	6,529,667	9,093,123	(2,563,456)	-28%
Total expense	$19,166,945	$17,454,682	$1,712,263	10%

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

The increase of approximately $4,276,000 or 51% in research and development expenses was primarily attributable to a $924,000 increase in payroll and related expense due to increased salaries and headcount and a $3,443,000 increase in project and lab expenses.. These increased expenses are all related to a ramping up of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The decrease of approximately of approximately $2,563,000 or 28% in general and administrative expenses was primarily attributable to a $1,794,000 decrease in non-cash stock based compensation related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants in the previous year, and $1,443,000 decrease in legal, consulting and other external advisory fees. This was partially offset by an increase of $494,000 increase in payroll and related expenses due to current year headcount increases.

Other income (expense)

Other expense totaled approximately $1,747,000 and $5,193,000 in the years ended December 31, 2015 and 2014, respectively. This reduction of expense was primarily the result of the non-recurrence of a warrant modification expense in 2014 of $3,110,000.

Comparison of Our Results of Operations for the Year Ended December 31, 2014 and 2013

Revenue

We did not generate any revenues from the sale of our proposed products in 2014 or 2013. During 2014 and 2013, we recognized revenue of approximately $19,000 and $110,000, respectively related to the licensing of certain of our intellectual properties to third parties. The revenue in 2013 included up-front fees for new licenses while the revenue recognized in 2014 consisted solely of ongoing, annual license fees.

Operating Expenses

Operating expenses for 2014 and 2013 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Operating Expenses
Research & development costs	$8,361,559	$7,285,752	$1,075,807	15%
General & administrative expenses	9,093,123	5,348,189	3,744,934	70%
Total expense	$17,454,682	$12,633,941	$4,820,741	38%

Research and Development Expenses

Our research and development expenses consist primarily of contractor and personnel expenses associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as proof of principle studies for new indications; toxicology studies; costs associated with cell processing and process development; facilities-related costs and supplies. Clinical trial expenses include payments to research organizations, contract manufacturers, clinical trial sites, consultants and laboratories for testing clinical samples.

The increase of approximately $1,076,000 or 15% in research in development expenses was primarily attributable to a $674,000 increase in payroll and related expense due to increased headcount, a $140,000 increase in project and lab expenses and a $112,000 increase in travel and related expense due to our clinical trial activities. These increased expenses are all related to a ramping up of our pre-clinical and clinical trial efforts and are expected to continue into subsequent periods.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations, legal fees, facilities and other external general and administrative services.

The increase of approximately $3,745,000 or 70% in general and administrative expenses was primarily attributable to a $1,953,000 increase in non-cash stock based compensation expense primarily related to a consultant achieving a performance based milestone which resulted in a term extension of certain common stock purchase warrants, a $1,010,000 increase in legal and professional fees related to patent, litigation and other corporate matters, a $554,00 increase in consulting fees primarily related to new business development efforts and a $236,000 increase in payroll and related expenses due to current year headcount increases.

Other income (expense)

Other expense totaled approximately $5,193,000 and $7,308,000 in the years ended December 31, 2014 and 2013, respectively. Other expense in 2014 consisted primarily of a $3,110,000 expense related to our extension of certain common stock purchase warrants, $1,621,000 of interest expense primarily related to our long-term debt, a $446,000 loss on our debt amendment transaction, and a $334,000 expense related to the change in fair value of the Company’s warrant liabilities partially offset by approximately $250,000 of income from a milestone payment from a legal settlement.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties. In February and March of 2015, we issued 812,423 shares of common stock at an average price of $3.77 per share generating gross proceeds of approximately $3,064,000 and net proceeds of approximately $2,932,000 ($3.61 per share) after deducting commissions and fees of approximately $132,000.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern explanatory paragraph may suggest that we may not have sufficient liquidity or minimum cash levels to operate the business.

Our Cash and Cash Equivalent balances of approximately $12.2 million as at December 31, 2015 are only sufficient to fund operations through June, 2016. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. Management is in ongoing discussions regarding various financing options with financial institutions and believes that it will receive cash adequate to fund operations through December 31, 2016. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Cash Flows – 2015 compared to 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%

Cash and cash equivalents	$4,716,533	$12,518,980	$(7,802,447)	-62%
Short term investments	7,517,453	15,007,478	(7,490,025)	-50%
Total cash and short term investments	$12,233,986	$27,526,458	$(15,292,472)	-56%

Net cash used in operating activities	$(18,931,665)	$(11,706,688)	$(7,224,977)	62%
Net cash provided by (used in) investing	$7,246,441	$(15,563,826)	$22,810,267	-147%
Net cash provided by financing activities	$3,887,189	$22,944,425	$(19,057,236)	-83%

The decrease in our cash and short term investments was primarily due to our use of cash in operating activities of approximately $18,932,000, partially offset by the proceeds from sales of stock and from the exercise of warrants.

Net Cash Used in Operating Activities

The increase in cash used in operating activities during 2015 as compared to 2014 was primarily the result increased project and payroll related expenses associated with increased clinical and pre-clinical activities.

Net Cash Used in Investing Activities

The increase in cash received in investing activities during 2015 as compared to 2014 was primarily due to the use of short term investments to fund ongoing operating expenses and reduced investment activities during 2015 compared to 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by approximately $19,057,000 in 2015 compared to 2014. In 2015, we raised approximately $6,005,000 in proceeds from sales of securities and exercise of warrants. In 2014 we raised approximately $19.560,000, net from the sale of our securities pursuant to a registered direct offering and approximately $4,213,000 of net proceeds pursuant to our debt amendment transaction.

Cash Flows – 2014 compared to 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%

Cash and cash equivalents	$12,518,980	$16,846,052	$(4,327,072)	-26%
Short term investments	15,007,478	-	15,007,478	-%
Total cash and short term investments	$27,526,458	$16,846,052	$10,680,406	63%

Net cash used in operating activities	$(11,706,688)	$(10,591,617)	$(1,115,071)	11%
Net cash used in investing activities	$(15,563,826)	$(537,050)	$(15,026,776)	2798%
Net cash provided by financing activities	$22,944,425	$20,524,702	$2,419,723	12%

The increase in our cash and short term investments was primarily due to our raising approximately $19,468,000, net through the sale of our common stock and warrants and $4,213,000 net in our debt amendment transaction partially offset by our cash used in operations.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, we have not sold any securities under this shelf registration statement. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through February 29, 2016  we have sold or reserved for sale upon the exercise of outstanding warrants approximately $47.2 million of securities under this shelf registration statement. Additionally, securities sold pursuant to our At the Market Offering Agreement (see below) are being sold pursuant to this registration statement and accordingly, we have reserved the balance of approximately $2.8 million of securities pursuant thereto. We anticipate conducting financing in the future based on our shelf registration statement when and if financing opportunities arise.

In October 2013, we entered into an At the Market Offering Agreement with T.R. Winston & Company as our sales agent pursuant to which we can sell up to $25 million of our common stock. The At the Market Offering Agreement was entered into pursuant to a takedown from our shelf registration statement declared effective on September 13, 2013 (Registration No. 333-190936).  To date through December 31, 2015 we have sold 2,202,580 shares under such agreement at an average price per share of $3.16 resulting in gross proceeds of approximately $6,965,000 and net proceeds of approximately $6,665,000 . Future sales under our agreement are limited to approximately $1.8 million which is the amount available under our shelf registration of which the At the Market Offering Agreement is part of.

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

Contractual Obligations

As of December 31, 2015, our contractual obligations were as follows:

Contractual Obligations	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating facility leases	$309,286	$331,412	$-	$-	$640,697
Long-term debt	4,569,537	3,765,569	-	-	8,335,106
Total contractual obligations	$4,878,822	$4,096,981	$-	$-	$8,975,803

Off-balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We are subject to interest rate risk on our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the year ended December 31, 2015 a one percentage point increase in the prime rate would have increased our interest expense by approximately $188,000.

Our foreign operations in China subject us to changes in foreign exchange rates. Changes in rates for the year ended December 31, 2015 would not have had a material effect as the operations were limited. Future changes to foreign exchange rates could have a material effect on us as our clinical trial activity increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neuralstem, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Neuralstem, Inc. (the “Company”) as of December 31, 2015 and 2014, and the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over consolidated financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Neuralstem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland

March 14, 2016

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,716,533	$12,518,980
Short term investments	7,517,453	15,007,478
Trade and other receivables	37,316	225,524
Deferred financing fees, current portion	89,562	135,694
Prepaid expenses	1,159,782	274,106
Total current assets	13,520,646	28,161,782

Property and equipment, net	343,200	301,265
Patents, net	1,103,467	1,233,172
Deferred financing fees, net of current portion	9,154	89,143
Other assets	71,797	58,713
Total assets	$15,048,264	$29,844,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,455,826	$2,504,978
Accrued bonuses	161,362	646,960
Current portion of long-term debt, net of discount	4,634,742	730,012
Other current liabilities	263,104	126,745
Total current liabilities	6,515,034	4,008,695

Long-term debt, net of discount and current portion	3,391,808	8,056,470
Other long term liabilities	174,144	59,574
Total liabilities	10,080,986	12,124,739

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 92,005,705 and 87,789,679 shares issued and outstanding in 2015 and 2014, respectively	920,057	877,897
Additional paid-in capital	176,002,832	167,890,220
Accumulated other comprehensive income	3,071	6,000
Accumulated deficit	(171,958,682)	(151,054,781)
Total stockholders' equity	4,967,278	17,719,336
Total liabilities and stockholders' equity	$15,048,264	$29,844,075

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013

Revenues	$10,417	$18,833	$110,000

Operating expenses:
Research and development costs	12,637,278	8,361,559	7,285,752
General and administrative expenses	6,529,667	9,093,123	5,348,189
Total operating expenses	19,166,945	17,454,682	12,633,941
Operating loss	(19,156,528)	(17,435,849)	(12,523,941)

Other income (expense):
Interest income	69,549	67,651	68,000
Interest expense	(1,816,206)	(1,620,776)	(1,394,274)
Warrant modification expense	-	(3,109,850)	(5,017,156)
Loss from change in fair value of derivative instruments	-	(334,133)	(965,329)
Loss on debt extinguisment	-	(445,787)	-
Other expense	(716)	-	-
Litigation settlement	-	250,000	838
Total other income (expense)	(1,747,373)	(5,192,895)	(7,307,921)

Net loss	$(20,903,901)	$(22,628,744)	$(19,831,862)

Net loss per share - basic and diluted	$(0.23)	$(0.26)	$(0.27)

Weighted average common shares outstanding - basic and diluted	90,866,938	87,086,345	72,279,210

Comprehensive loss:
Net loss	$(20,903,901)	$(22,628,744)	$(19,831,862)
Foreign currency translation adjustment	(2,929)	(1,241)	7,241
Comprehensive loss	$(20,906,830)	$(22,629,985)	$(19,824,621)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2013	68,189,314	$681,893	$114,884,915	$-	$(108,594,175)	$6,972,633
Share based payments	-	-	1,665,155	-	-	1,665,155
Issuance of common stock for warrant exercises, net of fees of $113,200	5,302,935	53,029	5,979,277	-	-	6,032,306
Issuance of common stock and replacement warrants as inducement for warrant exercises	72,440	724	5,016,432	-	-	5,017,156
Issuance of common stock and warrants for professional services, net of forfeited shares	332,848	3,329	1,503,419	-	-	1,506,748
Issuance of common stock and warrants from capital raises, net of issuance costs of $534,825	3,988,494	39,885	7,008,937	-	-	7,048,822
Foreign currency translation adjustments				7,241		7,241
Net loss	-	-	-	-	(19,831,862)	(19,831,862)
Balance at December 31, 2013	77,886,031	778,860	136,058,135	7,241	(128,426,037)	8,418,199
Share based payments	-	-	4,318,994	-	-	4,318,994
Issuance of common stock for warrant exercises, net of fees of $113,200	805,972	8,060	991,940	-	-	1,000,000
Issuance of common stock and replacement warrants as inducement for warrant exercises	1,947,535	19,476	1,288,515	-	-	1,307,991
Issuance of common stock and warrants for professional services, net of forfeited shares	7,122,022	71,220	19,489,214	-	-	19,560,434
Reclassification of warrant classified as derivative liability	-	-	1,704,097	-	-	1,704,097
Modification of executive warrant	-	-	3,109,850	-	-	3,109,850
Issuance of common stock and warrants in conjunction with debt amendment, net	28,119	281	929,475	-	-	929,756
Foreign currency translation adjustments	-	-	-	(1,241)	-	(1,241)
Net loss	-	-	-	-	(22,628,744)	(22,628,744)
Balance at December 31, 2014	87,789,679	877,897	167,890,220	6,000	(151,054,781)	17,719,336
Share based payments	-	-	2,951,367	-	-	2,951,367
Issuance of common stock for warrant exercises net	1,724,606	17,246	3,056,289	-	-	3,073,535
Issuance of common stock for RSU and option exercises net of forfeited shares for exercise price and payment of taxes	1,251,189	12,512	(814,566)	-	-	(802,054)
Issuance of common stock and warrants from capital raises, net	812,423	8,124	2,923,800	-	-	2,931,924
Modification of executive warrant	-	-	-	-	-	-
Issuance of common stock for restricted stock awards	427,808	4,278	(4,278)	-	-	-
Foreign currency translation adjustments	-	-	-	(2,929)	-	(2,929)
Net loss	-	-	-	-	(20,903,901)	(20,903,901)
Balance at December 31, 2015	92,005,705	$920,057	$176,002,832	$3,071	$(171,958,682)	$4,967,278

See accompanying notes to consolidated financial statements

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(20,903,901)	$(22,628,744)	$(19,831,862)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	345,460	348,630	244,725
Share based compensation expenses	2,951,367	4,320,073	2,331,401
Amortization of deferred financing fees and debt discount	870,530	829,632	694,175
Warrant modification expense	-	3,109,850	5,017,156
Loss from change in fair value of warrant obligations	-	334,133	965,329
Loss on debt extinguishment	-	445,787	-

Changes in operating assets and liabilities:
Trade and other receivables	188,208	(215,524)	(6,667)
Prepaid expenses	(840,772)	191,263	125,470
Other assets	(13,998)	6,141	(5,183)
Accounts payable and accrued expenses	(1,045,765)	1,382,447	(116,750)
Accrued bonuses	(485,598)	181,092	3
Other current liabilities	253,427	(2,206)	2,469
Other long term liabilities	(250,624)	(9,262)	(11,883)
Net cash used in operating activities	(18,931,666)	(11,706,688)	(10,591,617)

Cash flows from investing activities:
Purchases of short-term investments	(7,517,453)	(25,007,478)	-
Maturity of short-term investments	15,007,478	10,000,000	-
Patent costs	(67,312)	(348,455)	(411,688)
Purchase of property and equipment	(176,272)	(207,893)	(125,362)
Net cash provided by (used in) investing activities	7,246,441	(15,563,826)	(537,050)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	3,073,535	1,794,865	6,107,842
Proceeds from sale of common stock and warrants, net of issuance costs	2,931,924	19,467,857	7,048,822
Payments of taxes on stock option exercises	(802,054)	(426,212)	-
Proceeds from long-term debt transactions, net of issuance costs	-	4,212,561	7,551,329
Payments of long-term debt	(1,154,150)	(1,929,449)	-
Payment on fees for future financing	(45,000)	-	-
Payments of short term notes payable	(117,068)	(175,197)	(183,291)
Net cash provided by financing activities	3,887,187	22,944,425	20,524,702
Effects of exchange rates on cash	(4,409)	(983)	6,244
Net increase (decrease) in cash and cash equivalents	(7,802,447)	(4,327,072)	9,402,279

Cash and cash equivalents, beginning of period	12,518,980	16,846,052	7,443,773

Cash and cash equivalents, end of period	$4,716,533	$12,518,980	$16,846,052

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013

Supplemental cash flow information:
Cash paid for interest	$954,746	$762,910	$624,321
Cash paid for income taxes	$-	$-	$-

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$1,981,945	$1,208,653	$587,500
Issuance of common stock for conversion of long-term debt	$-	$1,000,000	$-
Financing of insurance premiums through note payable	$-	$210,722	$183,472
Issuance of common stock and warrants for fees related to debt transactions	$-	$159,954	$848,421
Issuance of warrants for vendor services	$-	$-	$658,326

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business

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

Neuralstem is a clinical stage biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company has utilized this technology as a tool for small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in San Diego, California, Chicago, Illinois, and in the People’s Republic of China. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates and recruiting personnel.

Liquidity

The Company has incurred losses since its inception and has not demonstrated an ability to generate revenues from sales or services and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Our cash, cash equivalents and short term investments balance at December 31, 2015 was approximately $12,234,000. We expect that our existing cash and cash equivalents will only be sufficient to enable us to fund our operations for the next five to six months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. Management is in ongoing discussions regarding various financing options with financial institutions and believes that it will receive cash adequate to fund operations through December 31, 2016.

Despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

We have spent and will continue to spend substantial funds in the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”) and its international equivalents, to market and sell our products.

No assurance can be given that (i) FDA or other regulatory agency approval will ever be granted for us to market and sell our product candidates, or (ii) if regulatory approval is granted, that we will ever be able to sell our proposed products or be profitable.

There is no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

Our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA and other international regulatory agencies for our core product candidates, we anticipate that our available cash and expected income will be sufficient to finance our current activities at least through June, 2016.

Note 2:  Significant Accounting Policies and Basis of Presentation

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States if America (“U.S. GAAP”). The financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have a deficit accumulated of approximately $172,000,000 as of December 31, 2015. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our product candidate’s currently in development or we enter into cash flow positive business development transactions. If we are not able to secure additional financing or enter into a cash flow positive business transaction before July, 2016, we may not be able to continue as a going concern.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2015, 2014 and 2013. A total of approximately 36.8 , 40.4, and 38.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2015, 2014 and 2013, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2015, 2014, and 2013.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations.

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

Note 3:  Fair Value Measurements

In April 2015, the FASB issued update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The new standard is limited to the presentation of debt issuance costs and does not affect the recognition or measurement if debt issuance costs. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2015. The implementation of the amended guidance is not expected to have a material impact on the consolidated results of operations and will result in a reclassification of the debt issuance costs from other long-term assets to long –term debt when adopted .

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

At January 1, 2014, we had common stock purchase warrants issued in conjunction with our March 2013 debt offering (see Note 4) that were accounted for as derivative instruments whose fair market value was determined using Level 3 inputs. These warrants were exercised in their entirety in the first quarter of 2014.

We had no financial assets or liabilities measured at fair value on a recurring basis at December 31, 2015 or December 31, 2014.

Non-Financial Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including property and equipment and patent assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the years ended December 31, 2015, 2014, or 2013.

Note 4:  Debt

In March 2013, we entered into a loan and security agreement for an initial $8 million term loan with an additional $2 million of borrowing capacity if certain conditions involving new partnerships are met. The loan is collateralized by substantially all of our assets, including our intellectual property.

The loan provided for interest at a variable rate based on prime with a floor of 11% and had an original maturity of June 2016. The variable rate was 11% and did not change during the period through the loan amendment. The loan provided for interest only payments through December 2013 at which time monthly principal and interest payments of approximately $300,000 were due through maturity. The loan resulted in net proceeds of approximately $7.6 million after origination and other cash fees and expenses related to the closing of the loan.

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

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan coupled with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $435,000 from January 2016 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

At December 31, 2015, remaining principal payments due under this loan are approximately $4,570,000 and $3,766,000 payable in, 2016 and 2017, respectively.

Note 5:  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of December 31, 2015, we have approximately 39.5 million shares of common stock reserved for issuance of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2015	2014	2013

Research and development costs	$1,394,194	$968,326	$932,200
General and administrative expenses	1,557,173	3,351,747	1,399,201
Total	$2,951,367	$4,320,073	$2,331,401

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2015 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	18,986,395	$1.89	5.1	$20,306,807
Granted	765,549	$3.09
Exercised	(1,031,774)	$0.54		$68,400
Forfeited/Expired	(1,617,223)	$1.32
Outstanding at December 31, 2015	17,102,947	$2.08	5.0	$550,000

Exercisable at December 31, 2015	14,118,821	$2.19	4.6	$330,000

Vested and expected to vest at December 31, 2015	17,099,027	$2.08	5.0	$550,000

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	5,000,000	$0.92	6.6	$550,000
$1.01 - $2.00	4,275,984	$1.22	6.0	-
$2.01 - $3.00	2,122,669	$2.50	3.8	-
$3.01 - $5.00	5,704,294	$3.60	3.4	-
	17,102,947	$2.08	5.0	$550,000

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	2015	2014	2013

Annual dividend	-	-	-
Expected life (in years)	4.0-6.0	4.0 - 8.5	3.0 - 6.5
Risk free interest rate	1.39%-1.78%	1.12% - 2.50%	0.29% - 2.43%
Expected volatility	68.6%-71.8%	68.8% - 100.0%	65.1% - 77.5%

The Company estimates the expected term using the "simplified-method" as it does not have sufficient historical exercise data to provide a reasonable estimate.

The options granted in the years ended December 31, 2015, 2014, and 2013 had weighted average grant date fair values of $1.89 , $1.90, and $1.01, respectively. The total fair value of the options vested during the years ended December 31, 2015, 2014, and 2013 was approximately $2,215,000, $1,814,000, and $1,170,000 respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2015 was approximately $3,449,000 to be recognized over approximately 1.8 years.

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

A summary of our RSU activity for the year ended December 31, 2015 follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2015	447,275	$2.18
Granted	-	$-
Vested and converted to common shares	(219,415)	$2.21
Forfeited	(76,954)	$2.21
Outstanding at December 31, 2015	150,906	$2.13

Exercisable at December 31, 2015	150,906	$2.13

There were no RSUs granted in 2015. The RSU granted in the years ended December 31, 2014, and 2013 had weighted average grant date fair values of $3.31, and $1.14 respectively. The total fair value of the shares vested during the years ended December 31, 2015, 2014, and 2013 was approximately $33,000, $142,000, and $254,000, respectively.

Unrecognized compensation cost for unvested RSUs outstanding at December 31, 2015 was $0.

Stock Purchase Warrants

Warrants to purchase common stock were issued to certain officers, directors, stockholders and service providers. We have also issued warrants in conjunction with debt offerings and equity raises and at various times replacement warrants were issued in conjunction with warrant exercises.

A summary of warrant activity for the year ended December 31, 2015 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	21,422,346	$2.30	3.8	$15,984,739
Granted	150,000	$1.87	4.5
Exercised	(1,724,606)	$1.94
Forfeited	(195,644)	$2.02
Outstanding at December 31, 2015	19,652,096	$2.34	3.1	$309,724

Exercisable at December 31, 2015	19,577,096	$2.34	3.1	$309,724

The stock purchase warrants granted in the years ended December 31, 2015, 2014, and 2013 had a weighted average grant date fair value of $1.08  , $2.07, and $0.82, respectively. All stock purchase warrants were classified as equity with the exception of the warrant issued to the lender in the March 2013 debt transaction (see Note 4).

Stock purchase warrants exercised in 2015, 2014, and 2013 had an intrinsic value of approximately $5,126,000, $4,287,000, and $3,550,000, respectively.

In 2014 we modified certain warrants held by our Chief Science Officer. Such modification extended the term of the warrants by an additional five years and resulted in an expense of approximately $3.1 million included in other expense in our statements of operations for the year ended December 31, 2014. The related stock based compensation will be recognized.

Restricted Stock

We have granted restricted stock to certain board members based on revised board of director year and compensation policy.

A summary of our restricted stock activity for the year ended December 31, 2015 is as follows:

	Number of RS	Weighted- Average Grant Date Fair Value
Granted	427,808	$1.87
Vested	(213,904)	$1.87
Forfeited	-	$0.00
Outstanding at December 31, 2015	213,904	$1.87

The total intrinsic value of the units converted in 2015 was approximately $241,000.

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

In February and March 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

In 2015, we issued a total of 1,724,606 shares of our common stock upon the exercise of outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average exercise price of $1.94. We received approximately $3,056,000 of net proceeds from the exercises.

In 2015, we issued a total of 1,251,189 shares of our common stock upon the cashless exercise of 2,209,000 outstanding common stock purchase warrants, stock options and conversion of RSU’s. The warrants and options were exercised at an average price of $0.6157. The exercises resulted in 1,158,020 warrants and options being forfeited and we received no proceeds from the exercises or from the conversion of RSU’s.

In 2015, we issued 427,808 shares of common stock as restricted stock awards to our independent directors in accordance with our Director Compensation Plan. These shares are reserved under our 2010 employee option plan and they vest quarterly over the director comp year, in September 2015, December 2015, March 2016, and June 2016.

Note 6:  Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2015	2014
Furniture and fixtures	$31,610	$22,603
Computers and office equipment	136,558	100,105
Leasehold improvements	40,290
Lab equipment	763,293	661,789
	971,751	784,497
Less accumulated depreciation	(628,551)	(483,232)
Property and equipment, net	$343,200	$301,265

The above includes approximately $73,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was approximately $148,000, $137,000, and $126,000 respectively.

Note 7:  Intangible Assets

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 9.8, years at December 31, 2015. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2015, 2014 and 2013, no significant impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2015 and 2014:

	2015	2014
Patent asset	$1,887,798	$1,822,037

Accumulated Amortization	$(784,331)	$(588,865)

Net Intagibles	$1,103,467	$1,233,172

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $197,000, $211,000, and $119,000 respectively.

The expected average future annual amortization expense over the next five years is approximately $144,000 based on current balances of our intangible assets.

Note 8:  Income Taxes

Our provision for income taxes for 2015, 2014, and 2013 consists of the following:

	2015	2014	2013
Current provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total current provision	-	-	-

Deferred provision (benefit):
Federal	(6,645,222)	(5,563,694)	(4,436,239)
State	(955,515)	(61,835)	502,696
Foreign	-	-	-
Total deferred provision (benefit)	(7,600,737)	(5,625,529)	(3,933,543)
Valuation allowance	7,600,737	5,625,529	3,933,543
Consolidated income tax provision	$-	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2015	2014	2013
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefits	(4.3)%	(4.5)%	(5.3)%
Warrant modification/inducement expense	0.0%	5.3%	9.9%
Other	1.4%	8.3%	9.5%
Valuation allowance	36.9%	24.9%	19.9%
Total	0.0%	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2015 and 2014:

	2015	2014
Net operating loss carryforwards	$39,555,984	$36,008,206
Stock based compensation expense	10,659,107	11,183,210
Tax credit carryforwards and other	5,717,023	1,139,961
	55,932,114	48,331,377

Valuation allowance	(55,932,114)	(48,331,377)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $113.7 million and $95.4 million, excluding stock-based compensation NOLs, at December 31, 2015 and 2014, respectively, which begin expiring in 2015. The Company also has certain Federal tax credit carryforwards that will expire through 2035. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2012.

Note 9:  Selected Quarterly Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31:

	Quarter Ended
	2015
	March 31	June 30	September 30	December 31

Revenues	$2,917	$2,500	$2,500	$2,500
Operating loss	$(4,612,980)	$(4,994,722)	$(5,197,520)	$(4,351,306)
Net loss	$(5,053,145)	$(5,448,037)	$(5,637,568)	$(4,765,151)
Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.06)	$(0.05)

	Quarter Ended
	2014
	March 31	June 30	September 30	December 31

Revenues	$4,167	$5,000	$5,000	$4,666
Operating loss	$(5,176,901)	$(3,511,238)	$(4,106,745)	$(4,640,965)
Net loss	$(5,919,057)	$(6,751,282)	$(4,455,237)	$(5,503,168)
Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.05)	$(0.06)

The sum of the quarterly per share amounts does not equal the annual amounts due to changes in the weighted average number of common shares outstanding during the year.

Note 10:  Commitments and Contingencies

We currently operate two facilities located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 2,900 square feet. This license provides for monthly payments of approximately $10,200 per month with the term expiring on December 31, 2016.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2018.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

Future minimum payments under all leases at December 31, 2015 are as follows:

Year	Amount
2016	$309,286
2017	149,569
2018	143,300
2019	38,542
2020	-
2020 and thereafter	-
Total minimum payments	$640,697

The Company recognized approximately $318,000, $257,000, and $277,000, in rent expense for the years ended December 31, 2015, 2014, and 2013 respectively.

The Company is currently obligated under two written employment agreements with our former Chief Executive Officer (“CEO”) and Chief Scientific Officer (“CSO”). Both agreements terminate on October 31, 2017.  Pursuant to the CEO’s agreement, he receives a salary of $440,000 per annum and in the event of termination prior to the completion of the agreement the Company would pay the CEO the greater of his remaining compensation due under the agreement or one million dollars ($1,000,000).  Pursuant to the CSO’s agreement, he receives $750,000 per annum and in the event of termination prior to the completion of the agreement the Company would pay the CSO the greater of the remaining compensation due under the agreement or one million dollars ($1,000,000).  In addition, pursuant to both the agreements any and all stock options, warrants, restricted stock or restricted stock units granted would accelerate and vest immediately in the event the agreements are terminated early. On March 1, 2015, Neuralstem, Inc. (the “Company”) entered into a general release and waiver of claims (“General Release”) with I. Richard Garr in connection with his resignation as the Company’s chief executive officer. Pursuant to the General Release, the required severance payment to Mr. Garr pursuant to his termination were amended to the following severance in exchange for Mr. Garr’s voluntary resignation: (i) the continued payment of Mr. Garr’s monthly salary immediately prior to his resignation until March 1, 2017, (ii) a lump of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) continued healthcare benefits until January 1, 2017, and (iv) the immediate vesting of any previously outstanding but unvested equity awards (collectively, the “Severance”).

On May 7, 2008, we filed suit against StemCells, Inc., StemCells California, Inc. (collectively "StemCells") and Neurospheres Holding Ltd. in U.S. District Court for the District of Maryland, alleging that U.S. Patent No. 7,361,505 (the "'505 patent") is invalid, not infringed, and unenforceable. See Civil Action No. 08-1173. On May 13, 2008 we filed an Amended Complaint seeking declaratory judgment that U.S. Patent No. 7,155,418 (the "'418 patent") is invalid and not infringed and that certain statements made by our CEO are not trade libel or do not constitute unfair competition. On September 11, 2008, StemCells filed its answer asserting counterclaims of infringement for the '505 patent, the '418 patent, and state law claims for trade libel and unfair competition. This case was consolidated with the 2006 litigation discussed below.

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

On September 10, 2015, the parties entered into a settlement agreement dismissing all claims and counterclaims with prejudice.

Note 11:  Transaction with Related Parties

On March 1, 2015, Neuralstem, Inc. (the “Company”) entered into a general release and waiver of claims (“General Release”) with I. Richard Garr in connection with his resignation as the Company’s chief executive officer. Mr. Garr’s employment agreement previously required the Company to pay a lump sum to Mr. Garr of $1,000,000. Pursuant to the General Release, the required severance payment to Mr. Garr pursuant to his termination were amended to the following severance in exchange for Mr. Garr’s voluntary resignation: (i) the continued payment of Mr. Garr’s monthly salary immediately prior to his resignation until March 1, 2017, (ii) a lump of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) continued healthcare benefits until January 1, 2017, and (iv) the immediate vesting of any previously outstanding but unvested equity awards (collectively, the “Severance”).

Note 12:  Subsequent Events

On February 15, 2016, The Company announced the appointment Richard Daly to the position of President and Chief Executive Officer, and as a member of the Company’s board of directors. Mr. Daly will serve as a Class III member of the Company’s Board and will be up for re-election at the Company’s 2017 annual shareholders meeting.  On February 15, 2016, in connection with the hiring of Mr. Daly as discussed herein, Richard Garr ceased to serve as the Company’s Chief Executive Officer, President and General Counsel. Mr. Garr will continue to serve on the Company’s board and will continue to assist the Company through a transition period.

On March 1, 2015, Neuralstem, Inc. (the “Company”) entered into a general release and waiver of claims (“General Release”) with I. Richard Garr in connection with his resignation as the Company’s chief executive officer. Mr. Garr’s employment agreement previously required the Company to pay a lump sum to Mr. Garr of $1,000,000. Pursuant to the General Release, the required severance payment to Mr. Garr pursuant to his termination were amended to the following severance in exchange for Mr. Garr’s voluntary resignation: (i) the continued payment of Mr. Garr’s monthly salary immediately prior to his resignation until March 1, 2017, (ii) a lump of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) continued healthcare benefits until January 1, 2017, and (iv) the immediate vesting of any previously outstanding but unvested equity awards (collectively, the “Severance”).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Stegman & Company, an independent registered public accounting firm, and the Firm’s attestation report on this matter is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We previously disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2015, that we had identified deficiencies with regard to the operation of our disclosure controls. We are committed to improving our financial oversight and as part of this commitment, we have taken the following steps:

•	We hired a full-time Chief Financial Officer in May 2015
•	We hired a full-time Corporate Controller in September 2015
•	We have enhanced our whistleblower protocols
•	We have implemented and are continuing to implement enhanced policies and procedures for travel expense reimbursements and disbursements.
•	We have implemented and are continuing to implement enhanced oversight by our Audit Committee of expense reimbursements

Management is continuing to review the operation of its previous controls with regard to expense reimbursements and disbursement.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On February 15, 2016, Richard Daly was appointed Chief Executive Officer, President, and as a member of the Company’s board of directors. Mr. Daly will serve as a Class III member of the Company’s Board and will be up for re-election at the Company’s 2017 annual shareholders meeting.  On February 15, 2016, in connection with the hiring of Mr. Daly as discussed herein, Richard Garr ceased to serve as the Company’s Chief Executive Officer, President and General Counsel. On March 2, 2016, the Company and Mr. Garr (our prior CEO), entered into a general release and waiver of claims agreement whereby in exchange for releasing the Company from any and all causes of action, rights or claims in any way connected to his employment with the Company, Mr. Garr received the following severance: (i) Mr. Garr will continue to earn his current monthly salary until March 2017, (ii) Mr. Garr will receive payments in the amount of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) Mr. Garr will continue to receive healthcare benefits until March 2017, and (iv) the immediate vesting of any previously outstanding but unvested equity awards. Mr. Garr will continue to serve on the Company’s board and will continue to assist the Company through a transition period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2016 Proxy Statement and is incorporated herein by reference.

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

NEURALSTEM, INC

Dated: March 14, 2016	By:	/S/Richard J Daly
Richard J Daly President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/Richard J. Daly	President, Chief Executive Officer, and Director	March 14, 2016
Richard Daly	(Principal executive officer)

/s/ Karl Johe	Chairman of the Board and Directors	March 14, 2016
Karl Johe

/s/ William Oldaker	Director	March 14, 2016
William Oldaker

/s/ Scott V. Ogilvie	Director	March 14, 2016
Scott V. Ogilvie

/s/ Sandford D. Smith	Director	March 14, 2016
Sandford D. Smith

/s/ Catherine A. Sohn	Director	March 14, 2016
Catherine A. Sohn

/s/ Stanley Westreich	Director	March 14, 2016
Stanley Westreich

/s/ I. Richard Garr	Director	March 14, 2016
I. Richard Garr

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/16

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.13	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.14	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.15**	Form of Amendment to Karl Johe Employment Agreement	8-K	10.01	001-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.17**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.18**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

14.01	Neuralstem Code of Ethics	SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007	8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of the Registrant		10-K	21.01	001-33672	3/10/14

23.01	Consent of Stegman & Company	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.