Form 10-Q
period 2016-03-31
Neuralstem, Inc.
filed 2016-05-09
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 30, 2016, there were 92,044,042 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,620,746	$4,716,533
Short-term investments	-	7,517,453
Trade and other receivables	39,167	37,316
Prepaid expenses	1,077,762	1,159,782
Total current assets	8,737,675	13,431,084

Property and equipment, net	336,974	343,200
Patents, net	1,066,577	1,103,467
Other assets	57,692	71,797
Total assets	$10,198,918	$14,949,548

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,627,137	$1,455,826
Accrued bonuses	287,046	161,362
Current portion of long term debt, net of fees and discount	4,466,081	4,634,742
Other current liabilities	241,008	173,542
Total current liabilities	7,621,272	6,425,472

Long term debt, net of fees, discount and current portion	2,546,296	3,391,808
Other long term liabilities	200,739	164,990
Total liabilities	10,368,307	9,982,270

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 92,044,042 and 92,005,705 shares outstanding in 2016 and 2015, respectively	920,440	920,057
Additional paid-in capital	177,473,335	176,002,832
Accumulated other comprehensive income	1,298	3,071
Accumulated deficit	(178,564,462)	(171,958,682)
Total stockholders' equity (deficit)	(169,389)	4,967,278
Total liabilities and stockholders' equity (deficit)	$10,198,918	$14,949,548

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2016	2015

Revenues	$2,500	$2,917

Operating expenses:
Research and development expenses	3,065,590	3,182,823
General and administrative expenses	3,170,522	1,433,074
Total operating expenses	6,236,112	4,615,897
Operating loss	(6,233,612)	(4,612,980)

Other income (expense):
Interest income	11,136	13,569
Interest expense	(386,506)	(453,734)
Other income	3,199	-
Total other income (expense)	(372,171)	(440,165)

Net loss	$(6,605,783)	$(5,053,145)

Net loss per share - basic and diluted	$(0.07)	$(0.06)

Weighted average common shares outstanding - basic and diluted	92,009,782	89,654,634

Comprehensive loss:
Net loss	$(6,605,783)	$(5,053,145)
Foreign currency translation adjustment	(1,773)	13
Comprehensive loss	$(6,607,556)	$(5,053,132)

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(6,605,783)	$(5,053,145)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85,467	83,773
Share based compensation expense	1,470,886	689,857
Amortization of deferred financing fees and debt discount	189,462	215,182

Changes in operating assets and liabilities:
Trade and other receivables	(1,851)	217,351
Prepaid expenses	82,020	(71,207)
Other assets	14,029	(357)
Accounts payable and accrued expenses	1,170,334	(375,988)
Accrued bonuses	125,684	(421,639)
Other current liabilities	49,177	(3,648)
Other long term liabilities	(67,646)	-
Net cash used in operating activities	(3,488,221)	(4,719,821)

Cash flows from investing activities:
Purchases of short-term investments	-	(15,032,419)
Maturity of short-term investments	7,517,453	15,007,478
Patent costs	(12,747)	(57,283)
Purchase of property and equipment	(14,598)	(16,052)
Net cash provided by (used in) investing activities	7,490,108	(98,276)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	-	3,073,537
Proceeds from sale of common stock and warrants, net of issuance costs	-	2,931,925
Payment of fees for future financing	-	(42,758)
Payments of long-term debt	(1,096,951)	-
Payments of short term notes payable		(70,241)
Net cash provided by (used in) financing activities	(1,096,951)	5,892,463
Effects of exchange rates on cash	(723)	115

Net increase in cash and cash equivalents	2,904,213	1,074,481

Cash and cash equivalents, beginning of period	4,716,533	12,518,980

Cash and cash equivalents, end of period	$7,620,746	$13,593,461

Supplemental disclosure of cash flows information:
Cash paid for interest	$205,827	$238,552

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of warrants and options	$38,337	$201,720

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Note 1.   Basis of Presentation and Liquidity

In management’s opinion, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC, and as may be amended. Certain prior period amounts have been reclassified to conform to current year classifications. Specifically, depreciation and amortization expense is no longer shown as a separate line item; patent amortization is now included in research and development expense and fixed asset depreciation is allocated between research and development expense and general and administrative expense. Management feels that this reclassification better represents the expenses in their functional categories.

Neuralstem, Inc. is referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. Our wholly-owned and controlled subsidiary located in China is consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Our operations currently do not generate significant cash. Our management does not know when or if this will change. We have spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of our small molecule product candidates and to a lesser extent on our stem cell product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”) and its international equivalents, to market and sell our products.

No assurance can be given that (i) approval will ever be granted for us to market and sell our product candidates, or (ii) that if approval is granted, that we will ever be able to sell our products or be profitable.

Liquidity

The Company has incurred losses since its inception and has not demonstrated an ability to generate revenues from sales or services and has not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Our cash, cash equivalents and short term investments balance at March 31, 2016 was approximately $7.6M. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations.

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

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

The public offering in May 2016 has provided us with sufficient funds to finance operations at least through December 31, 2016.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2016 and 2015. A total of approximately 40.5 million and 39.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2016 and 2015, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. During the three months ended March 31 2016 and 2015, no significant impairment losses were recognized.

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

Significant New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 – Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. This Change in Accounting Principle requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction of the carrying amount of the debt liability (similar to debt discounts). This change is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This change has been applied retrospectively. This new pronouncement results in our reclassifying amounts previously reflected as current and long-term assets to a contra-liability, which reduces the carrying value of the associated debt instruments. To conform to this standard, $89,562 was reclassified on our December 31, 2015 balance sheet from current assets to current portion of long term debt and $9,154 was reclassified from non-current assets to long term debt.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The ASU will become effective for annual reporting periods after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This ASU will become effective for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU address areas for simplification in several aspects of accounting for share-based payment including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU will become effective for annual reporting periods after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

The Company has reviewed other recent accounting pronouncements released during the quarter and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through December 2016, and principal and interest of approximately $435,000 from January, 2016 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

At March 31, 2016, remaining principal payments due under this loan are approximately $3,470,000 and $3,766,000 payable in, 2016 and 2017, respectively.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of March 31, 2016, we have approximately 45.4 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015

Research and development expenses	$709,416	$278,180
General and administrative expenses	761,470	411,677
Total	$1,470,886	$689,857

Included in the general and administrative expense for the three months ended March 31, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO who left during the quarter.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options A summary of stock option activity during the three months ended March 31, 2016 and related information is included in the table below:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Number of Options	Exercise Price	Life (in years)	Intrinsic Value
Outstanding at January 1, 2016	17,102,947	$2.08	5.0	$550,000
Granted	3,712,898	$0.77	-
Exercised	-			$0
Forfeited	(102,010)	$1.63
Outstanding at March 31, 2016	20,713,835	$1.85	5.7	$165,000

Exercisable at March 31, 2016	14,998,577	$2.16	4.5	$0

Vested and expected to vest	20,428,072	$1.86	5.7	$156,750

	Outstanding
			Weighted-
			Average
			Remaining
	Number of Options	Weighted-Average	Contractual	Aggregate
Range of Exercise Prices	Outstanding	Exercise Price	Life (in years)	Intrinsic Value
$0.50 - $1.00	7,829,776	$0.84	7.6	165,000
$1.01 - $2.00	5,057,096	$1.17	6.6	-
$2.01 - $3.00	2,122,669	$2.50	3.5	-
$3.01 - $5.00	5,704,294	$3.60	3.1	-
	20,713,835	$1.85	5.7	$165,000

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Three months ended March 31,
	2016	2015

Annual dividend	-	-
Expected life (in years)	6.0-7.0	6.0
Risk free interest rate	1.35%-1.75%	1.70%-1.78%
Expected volatility	69.0%-80.2%	69.3%-69.4%

The options granted in the three months ended March 31, 2016 and 2015 had a weighted average grant date fair value of $0.77 and $2.38, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2016 was approximately $4,620,000 to be recognized over approximately 2.0 years.

RSUs We have granted restricted stock units (RSUs) to certain employees that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	150,906	$2.13
Granted	-	$-
Vested and converted to common shares	(38,337)	$2.02
Forfeited	(6,465)	$2.02
Outstanding at March 31, 2016	106,104	$2.17

Exercisable at March 31, 2016	106,104	$2.17

Unrecognized compensation cost for unvested RSUs outstanding at March 31, 2016 was approximately $0.

Stock Purchase Warrants. In the past, we have issued Warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

A summary of warrant activity for the three months ended March 31, 2016 follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	19,652,096	$2.34	3.1	$309,724

Granted	-
Exercised	-		-
Forfeited	-		-

Outstanding at March 31,2016	19,652,096	$2.34	2.9	$117,189

Exercisable at March 31, 2016	19,614,596	$2.34	2.9	$117,189

There were no stock purchase warrants granted in the three months ended March 31, 2016.

Restricted Stock

We have granted restricted stock to certain board members based on revised board of director year and compensation policy.

A summary of our restricted stock activity for the year ended March 31, 2016 is as follows:

	Number of Restricted Stock Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	213,904	$1.87
Granted	-
Vested	(106,952)	$1.87
Forfeited	-
Outstanding at March 31, 2016	106,952	$1.87

The total intrinsic value of the outstanding units at March 31, 2016 was approximately $80,000.

Common Stock

During the three months ended March 31, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

During the three months ended March 31, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

During the three months ended March 31, 2015, we issued 29,141 shares of our common stock upon the cashless exercise of 89,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $2.27. We received no proceeds from the exercises.

During the three months ended March 31, 2016, no warrants were exercised.

During the three months ended March 31, 2016, we issued 38,337 shares of our common stock upon the cashless conversion of 44,802 outstanding restricted stock units. The restricted stock units were converted at an average price of 2.02. We received no proceeds from the conversions.

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

Note 6. Commitments and Contingencies

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

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. We are currently not a party to any litigation or legal proceeding.

The Company is currently obligated under three written employment agreements and a general release agreement. The employment agreements are with our: (i) Chief Executive Officer, (ii) Chief Scientific Officer (“CSO”) and (iii) Chief Financial Officer (“CFO”): Pursuant to the terms of the agreements, our CEO, CSO and CFO receive annual salaries of $440,000, $750,000 and $315,000, respectively. The agreements also provide for the payment of severance in the event one of the executives is terminated and in certain circumstances, the agreements also provide for the acceleration of vesting with regard to options.

On March 1, 2016, we entered into a general release and waiver of claims with I. Richard Garr in connection with his resignation as our chief executive officer. Pursuant to the release, timing of the required severance payment to Mr. Garr was amended as consideration for Mr. Garr’s voluntary resignation and release. Pursuant to the release, Mr. Garr will: (i) continue to receive his monthly salary of $36,667 until March 1, 2017, (ii) receive a lump of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) receive healthcare benefits until January 1, 2017, and (iv) be entitled to the immediate vesting of any previously outstanding but unvested equity awards.

Note 7. Subsequent Events

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

On April 20, 2016, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by October 17, 2016, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that our share price will comply with the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements. If our shares lose their status on the Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2016), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month periods ended March 31, 2016 to the comparable period of 2015.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our patented technology enables the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of central nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds that we believe may stimulate the brain's capacity to generate neurons, potentially reversing pathologies associated with certain central nervous system (CNS) conditions. This proprietary screening platform led to our discovery of NSI-189.

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license over 110 U.S. and foreign issued patents and over 40 U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds.

We believe our technology base, in combination with our expertise, and collaborative projects with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of central nervous system disorders including neurodegenerative conditions and regenerative repair of acute disease.

There can be no assurances that we will ultimately produce any viable products or processes or that our screen platform will lead to the discovery of any additional product candidates. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, proprietary technology, scientific team and facilities, to advance our technologies and clinical programs. In addition, we are pursuing strategic collaborations with members of academia and industry to further advance and discover additional product candidates.

Recent Developments

Business Highlights

•	In January 2016, we announced an initiative to pursue collaborations for our stem cell therapy programs in order to utilize additional expertise, expedite clinical and regulatory pathways and secure alternative funding.

•	In February 2016, we strengthened our management team with the appointment of Richard Daly as our President and Chief Executive Officer.

•	In May 2016, we completed a public offering of our securities which resulted in gross proceeds of $8.0 million and net proceeds of approximately $7,420,000.

Clinical Highlights

•	In March 2016, we commenced our NSI-189 Phase 2 clinical trial for the treatment of Major Depressive Disorder (MDD).

Small Molecule Pharmaceutical Compounds Clinical Development

Lead asset, NSI-189 Phase 2 clinical trial for the treatment of MDD.

In March 2016, we commenced our NSI-189 Phase 2 clinical trial for the treatment of MDD. The double-blind, randomized, placebo-controlled, 220 subject study is expected to enroll the first subject in the second quarter of 2016.

Stem Cells

Cell Therapy Platform Clinical Development

•	In January 2016, Dr. Karl Johe, Founder and Chief Scientific Officer, presented at the Phacilitate Cell & Gene Therapy World Conference. He concluded that the collective trial data analysis showed the cells consistently demonstrated biological activity in all three program indications: Amyotrophic Lateral Sclerosis or ALS, chronic spinal cord injury (cSCI), and motor deficits due to ischemic stroke.

NSI-566 Phase 1 safety trial for the treatment of cSCI

•	In January 2016, we reported preliminary six-month follow-up Phase 1 safety data on all four subjects. The stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four patients treated. This study was completed with the collaboration of the UCSD School of Medicine, supported by the UCSD Sanford Stem Cell Clinical Center.

NSI-566 Phase 1 and 2 safety trials for the treatment of ALS

•	In September 2015, nine-month Phase 2 and combined Phase 1 and Phase 2 data on the NSI-566 trial in ALS were presented at the American Neurological Association Annual Meeting by the principal investigator, Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. In January 2016, we announced that we are in discussions with various governmental, State and non-profit organizations regarding funding grants for the next trial; the initiation of the trial will be dependent upon significant funding from such sources.

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke

•	We completed dosing the third planned cohort in a Phase 1 clinical trial at BaYi Brain Hospital in Beijing. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China.

Financial Condition

Our Cash and Cash Equivalent balances of approximately $7.6 million as of March 31, 2016 are only sufficient to fund operations through June 2016. We will require additional capital to continue to develop our pre-clinical and clinical development operations. We cannot assure you that we will be able to secure additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

The public offering in May 2016 has provided us with sufficient funds to finance operations at least through December 31, 2016.

Pre-Clinical and Clinical Programs and Development

In January 2016, we announced a strategic refocusing to concentrate our resources on the NSI-189 small molecule program. As part of this refocusing, we announced that we will seek external funding to defray all, or substantially all, of the costs associated with the NSI-566 stem cell therapy program. We cannot say when, if ever, we will be able to achieve this goal.

We have devoted substantially all our efforts to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

Status*

(1)	Phase 2 MDD clinical trial results are expected to be provided during 2H17
(2)	Second Indication to be determined in 2Q16 at which time we will provide an update.
(3)	Ongoing preclinical studies in NSI-189 and other undisclosed compounds. Multiple NSI-189 proof of principal studies and publications to be submitted in 2016.
(4)	Active efforts to pursue partnerships or alternative funding such as through grants for NSI-566 (stem cell).

NSI – 189 (small molecule)

Major Depressive Disorder (MDD)

Major depressive disorder, or MDD (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder), is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. MDD affects approximately 14.8 million American adults, or about 6.7 percent of the U.S. population age 18 and older in a given year. Additionally, the incidence of first line therapy failure creates a robust market for branded molecules in second/third line therapy. These factors combine to create a significant opportunity for a differentiated therapeutic agent.

NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications associated with hippocampal atrophy. NSI-189 is the lead compound in our neurogenic small molecule drug platform. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by promoting neurogenesis.

Pre-Clinical Development

The inhibition of adult hippocampal neurogenesis has been implicated in a number of diseases that affect cognition and/or emotion such as major depressive disorder.  As part of our research, we focused on compounds that were shown to enhance the baseline level of neurogenesis in normal healthy young mice.  We believe that by enhancing baseline neurogenesis and accordingly, increasing hippocampal neurogenesis, we can decrease the effects of central nervous system or CNS diseases. Additionally, we believe that a compound that stimulates in vitro neurogenesis, enhances in vivo neurogenesis, increases hippocampal volume, and exerts anti-depressive effects on animals will be well suited for treating major depressive disorder. During our pre-clinical research, we identified NSI-189 as seeming to stimulate all four activities. Pre-clinical testing of this compound at multiple doses showed antidepressant activity at 10, 30, and 100mg/kg doses with rapid bioavailability in the brain.  Histology analysis of the mouse brains suggested a bell-shaped dose-response curve, 10mg/kg and 30mg/kg being optimal for pharmacologically active concentrations and with higher doses not necessarily yielding larger biological effects.

Clinical Development — MDD

Phase 1a

In February 2011, we commenced a Phase 1 clinical trial (Phase 1a portion), NSI-189, at California Clinical Trials, LLC, in Glendale, California. The purpose of the Phase 1a portion of the trial was to evaluate the safety of the drug in healthy volunteers. The Phase 1a portion tested a single oral administration of NSI-189 in 24 healthy volunteers and was completed in October of 2011. The Phase 1a study showed that NSI-189 had demonstrated no gender difference in exposure profiles and no difference in drug exposure (Area Under the Curve (AUC) and half-life (t1/2)) between fasted and fed states.  It also showed attractive pharmaceutical properties such as good solubility, high permeability, single crystalline polymorph with optimized salt form.

Phase 1b

In December of 2011, we received authorization from the FDA to commence the Phase 1b randomized, dose-escalating, placebo controlled clinical trial for the treatment of MDD. The purpose of the Phase 1b portion of the clinical trial was to determine the drug safety and tolerability in three dosages in diagnosed MDD patients. The Phase 1b portion consisted of subjects with MDD receiving daily doses for 28 consecutive days with an eight-week observation period. The trial was completed in November 2013 and met its primary endpoints of safety and tolerability and showed a promising reduction in depressive and cognitive symptoms across the secondary, exploratory endpoints.

In our Phase 1b study, tolerability and efficacy of NSI-189, a benzylpiperizine-aminiopyridine neurogenic compound for treating MDD were examined.  This was a double-blind, randomized, placebo-controlled, multiple-dose study with three cohorts. The first cohort received 40 mg QD (n=6) or placebo (n=2), the second cohort 40 mg BID (n=6) or placebo (n=2), and the third cohort 40 mg TID (n=6) or placebo (n=2). Twenty-four subjects with MDD were recruited, with the diagnosis and severity confirmed through remote interviews.  Eligible patients received NSI-189 or placebo for 28 days in an inpatient setting with assessments for safety, pharmacokinetics (PK), pharmacodynamics (PD), and efficacy. Outpatient follow-up visits were conducted until Day 84 (± 3).   In this study, NSI-189 was relatively well tolerated at all doses, and no serious adverse effects.  NSI-189 AUC increased in a dose-related and nearly proportional manner across the 3 cohorts with a half-life of 17-20 hours. In the Phase 1b study, the exploratory clinical efficacy measurements, including Symptoms of Depression Questionnaire (SDQ), Montgomery-Asberg Depression Scale (MADRS), Clinical Global Impressions - Improvement (CGI-I), and The Massachusetts General Hospital (MGH) Cognitive and Physical Functioning Questionnaire (CPFQ), showed a promising reduction in depressive and cognitive symptoms across all measures for NSI-189, with significant improvement in the SDQ and CPFQ, and a medium to large effect size for all measures.  These improvements persisted during the follow-up phase. NSI-189 showed potential as a treatment for MDD despite the small sample size of each cohort.

Phase 2

In March 2016, we commenced our NSI-189 Phase 2 clinical trial for the treatment of MDD. This study is a double-blind, placebo-controlled study of NSI-189 among out-patients with major depressive disorder and will consist of a screening period of 14-28 days and a randomized treatment. Approximately 220 subjects who meet eligibility during the screening period will be randomized to initiate a 12-week, double-blind treatment with NSI-189 80mg/day (provided as 40 mg BID), NSI-189 40 mg/day QD, or placebo.  We have contracted with 12 sites within the US who have the track record of enrolling high quality MDD subjects. The primary endpoint will be Montgomery-Asberg Depression Rating Scale (MADRS).  The secondary endpoints will consist of:  Symptoms of Depression Questionnaire (SDQ), The Massachusetts General Hospital Cognitive and Physical Functioning Questionnaire (MGH CPFQ), 17-item Hamilton Rating Scale for Depression (HAMD17), Clinical Global Impressions - Severity and Improvement (CGI-S, CGI-I), Cogstate Brief Battery, and Cogscreen Battery.  Other pre-specified outcome measures will include Blood Diagnostics Panel of major depressive disorder as a biomarker and Massachusetts General Hospital Sexual Functioning Inventory (MGH SFI) as a safety endpoint.  This study is powered to achieve 80% confidence level with two-sided statistical significance value (p) of 0.05 or less while assuming Cohen’s effect size (d) of 0.5. We believe this study could serve as one of the two registration studies required for marketing approval by the US FDA.  The results are expected in the second half of 2017.  The study Principal Investigator will be Maurizio Fava, M.D. Slater Family Professor of Psychiatry at Harvard Medical School, Massachusetts General Hospital. For information on the trial please visit https://clinicaltrials.gov/show/NCT02695472.

NSI - 566 (Stem Cells)

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis, or ALS, is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. Approximately 6,400 people in the U.S. are diagnosed with ALS each year. The incidence of ALS is two per 100,000 people, and it is estimated that more than 20,000 Americans may be living with ALS at any given time. In ALS, nerve cells (neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. The condition slowly gets worse. When the muscles in the chest area stop working, it becomes hard or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We have received orphan designation by the FDA for NSI-566 in ALS.

Clinical Development — ALS

Phase 1

In January 2010, we commenced the Phase 1 trial of NSI-566 in ALS at Emory University in Atlanta Georgia. The purpose of the Phase 1 trial was to evaluate the safety and transplantation technique of our proposed treatment and procedure. The dosing of patients in the Phase 1 trial, as designed, was completed in August of 2012.

Phase 2

We commenced our Phase 2 clinical trial for ALS in September of 2013. The transplantation portion of the trial was completed in August of 2014 and the observation period of six months after the last surgery concluded in January 2015. The Phase 2 ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections.   In September 2015, nine-month Phase 2 and combined Phase 1 and Phase 2 data on the NSI-566 trial in amyotrophic lateral sclerosis was presented at the American Neurological Association Meeting by principal investigator Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. We are in discussions with the FDA regarding a larger registration directed, controlled trial.

In January 2016, we announced that we were in discussions with various governmental, state and non-profit organizations regarding funding grants for a registration directed, controlled trial and that initiation of such a trial would, in part, be dependent upon significant funding from such sources. To date, substantially all of the clinical costs of our ALS studies have been funded by such grants.

Chronic Spinal Cord Injury

A spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease although in some cases, it can be the result of diseases. It is estimated that there are 12,500 new cases of SCI per year and that at any given time, it is estimated around 276,000 US spinal cord patients in 2014.people in the United States that are living with SCI. Chronic spinal cord injury refers to the time after the initial hospitalization. SCI’s are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrations such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

Clinical Development – Chronic Spinal Cord Injury

Phase 1

During the first quarter of 2013, we received authorization from the FDA to commence our proposed Phase 1 clinical trial to treat chronic spinal cord injury. The entire trial took place at The University of California, San Diego. The trial commenced during the third quarter of 2014 and the first subject was treated in October 2014. The study enrolled four AIS A thoracic-spinal cord injury subjects (motor and sensory complete), one-to-two years post-injury at the time of stem cell treatment. In January 2016 at the Phacilitate Cell & Gene Therapy World Conference, we reported six-month follow-up data on all four subjects. The stem cell treatment demonstrated feasibility and safety; there were no serious adverse events. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All patients will be followed for five years. To date, substantially all of the clinical costs of this study have been funded by grants arranged through the University of California, San Diego.

Motor Deficits Due to Ischemic Stroke

Ischemic strokes, the most common type of stroke, occur as a result of an obstruction within a blood vessel supplying blood to the brain. Approximately 15 million people worldwide suffer from stroke of which it is estimated that 87% are ischemic stroke. Post-stroke motor deficits include paralysis in arms and legs and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by both creating new circuitry in the area of injury and through repairing and nurturing diseased cells to improve function in patients.

Clinical Development – Motor Deficit Due to Ischemic Stroke

Phase 1

In the fourth quarter of 2013 we commenced a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted by Neuralstem China, at BaYi Brain Hospital in Beijing, China utilizing NSI-566. The trial authorization encompasses a Phase 1 clinical trial design and will test the safety of direct injections of NSI-566 into the brain. The Phase 1 trial is a safety trial designed to evaluate the maximum safe tolerated dose. We have completed dosing all three planned cohorts for a total of nine subjects, three subjects in each cohort. To date, we have funded substantially all of the costs associated with the Ischemic Stroke program.

Our Technologies

Stem Cells

Our technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license over 50 U.S. and foreign issued patents and over 30 U.S. and foreign patent applications related to our stem cell technologies.

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

Our small molecule compounds are covered by over 60 exclusively owned U.S. and foreign issued patents and over 10 exclusively owned U.S. and foreign patent applications related to our small molecule compounds.

Intellectual Property

Our research and development is supported by our intellectual property. We own or exclusively license over 110 U.S. and foreign issued patents and over 40 U.S. and foreign patent applications in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2016 through 2034, based on appropriate Patent Expansions. In our opinion the patents expiring in 2016 and in the near term are not critical to our business.

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

Employees

As of March 31, 2016, we had 32 full-time employees. Of these full-time employees, 24 work on research and development and clinical operations 8 in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed therapies for any of the periods presented. We are mainly focused on successfully managing our current clinical trials related to our small molecule compounds and seeking potential partnerships for our stem cell product candidates. We are also pursuing pre-clinical studies on other central nervous system indications in preparation for potential future clinical trials.

In the first quarter of 2013 and the third quarter of 2012, we licensed the use of certain of our intellectual property to third parties. During the three-months ended March 31, 2016 and 2015, we recognized approximately $3,000 and $3,000 of revenue, respectively, related to up-front payments and ongoing fees under these licenses.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our small molecule compounds and licensing fees and royalties from our cell based therapies. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

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

For a further description of these clinical trials, see the section of this report entitled “Pre-Clinical and Clinical Programs and Development” contained in Item 2.

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed into our anticipated Phase 2 trial in major depressive disorder. To the extent that it is practical, we will continue to outsource much of our efforts, including product manufacture, proof of principle and pre-clinical testing, toxicology, tumorigenicity, dosing rationale, and development of clinical protocol and IND applications. This approach allows us to use the best expertise available for each task and permits staging new research projects to fit available cash resources.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three months ended March 31, 2016 and 2015, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

We did not generate any revenues from the sale of our products in any of the periods presented. For the three months ended March 31, 2016 and 2015, we recognized approximately $3,000 and $3,000, respectively related to the licensing of certain intellectual properties to third parties.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research and development expenses	$3,065,590	$3,182,823	$(117,233)	(4)%
General and administrative expenses	3,170,522	1,433,074	1,737,448	121%
Total operating expenses	$6,236,112	$4,615,897	$1,620,215	35%

Research and Development Expenses

The decrease of approximately $117,000 or 4% in research and development expenses for the period ended March 31, 2016 compared to the comparable period of 2015 was primarily attributable to a decrease in pre-clinical and clinical cost partially offset by an increase in headcount and stock based compensation.

General and Administrative Expenses

The increase of approximately $1,737,000 or 121% in general and administrative expenses for the period ended March 31, 2016 compared to the comparable period of 2015 was primarily due to a severance accrual and increased stock based compensation resulting from the accelerated vesting of options, both related to the termination of our former Chief Executive Officer.

Other expense

Other expenses, net totaled approximately $372,000 and $440,000 for the three months ended March 31, 2016 and 2015, respectively. Other expense in 2016 consisted of approximately $387,000 of interest expense principally related to our long-term debt partially offset by approximately $11,000 of interest income.

Other expenses, net in 2015 consisted primarily of approximately $454,000 of interest expense principally related to our long-term debt partially offset by approximately $14,000 in interest income.

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

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%

Net cash used in operating activities	$(3,488,221)	$(4,719,821)	$1,231,600	26%
Net cash provided by/(used in) investing activities	$7,490,108	$(98,276)	$7,588,384	7722%
Net cash provided by/(used in) financing activities	$(1,096,951)	$5,892,463	$(6,989,414)	(119)%

Our Cash and Cash Equivalent balances of approximately $7.6 million as at March 31, 2016.

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

The public offering in May 2016 has provided us with sufficient funds to finance operations at least through December 31, 2016, however, we will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Net Cash Used in Operating Activities

We used approximately $3,488,000 and $4,720,000 of cash in our operating activities for the three months ended March 31, 2016 and 2015, respectively.   The decrease in our use of cash of approximately $1,232,000 was primarily due to the net loss coupled with changes in our operating assets and liabilities.

Net Cash Provided by (used in) Investing Activities

We received approximately $7,490,000 and used approximately $98,000 of cash in connection with investment activities for the three months ended March 31, 2016 and 2015 respectively.

Net Cash Provided by (used in) Financing Activities

Use of cash from financing activities were approximately $(1,097,000) and cash provided by financing activities were $5,892,000 in the three months ended March 31, 2016 and 2015, respectively. Cash outflow from financing activities in the first quarter of 2016 is the result of principal payments on debt. Cash inflow from financing activities in the first quarter of 2015 is the result of proceeds from equity transactions.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through March 31, 2016 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC (Registration No. 333-196567).

On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 19, 2014.

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

We are subject to interest rate risk for our long-term debt which contains a floating interest rate based on Wall Street Journal published prime rate. For the full year ended December 31, 2016 a one percentage point increase in the prime rate would increase our interest expense by approximately $61,000.

Our foreign operations in China subject us to changes in foreign exchange rates. Changes in exchange rates for the year ended December 31, 2016 are not expected to have a material effect as the operations are expected to be limited. Future changes to foreign exchange rates could have a material effect on us as our clinical trial activity increases.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report, and those included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to Our Stage of Development and Capital Structure

We may not be able to continue as a going concern if we do not obtain additional financing by December, 2016.

We have incurred losses since our inception and have not demonstrated the ability to generate revenues from the sales of our products or services. These factors create substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on us generating cash from the sales of our securities and/or obtaining debt financing.

Our cash and cash equivalents balance at March 31, 2016 was approximately $7.6 million. On May 06, 2016, we closed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,420,000 from the offering. Based upon our cash at March 31, 2016, and the proceeds from our May public offering, we expect to be able to fund our operations through December 31, 2016. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders may lose their entire investment .

We have a history of losses.

Since inception in 1996 and through March 31, 2016, we have accumulated losses totaling approximately $178,564,000. On March 31, 2016, we had a working capital surplus of approximately $1,116,000 and stockholders’ deficit of approximately $(169,000). Our net losses for the two most recent fiscal years have been approximately $20,904,000 and $22,629,000, for 2015 and 2014, respectively, while our loss for the three months ended March 31, 2016 was approximately $6,606,000. Although we recognized revenue in 2016 and 2015 as a result of us providing subcontractor services and the licensing of our intellectual property, we have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2016, we had cash, cash equivalents and short-term investments on hand of approximately $7,621,000. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval and equivalent international approvals to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying, or eliminating some or all of our research and product development programs.

We will need to raise additional capital to pay our indebtedness as it comes due.

We have a substantial level of debt. As of March 31, 2016, we had approximately $7,235,000 in aggregate principal amount long-term indebtedness outstanding. Under our amended loan and security agreement, we were required to make monthly interest only payments through September 2015; and are required to make monthly interest and principal payments of approximately $435,000 per month from January 2016 through March 2017 and make a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing this loan also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

If we are unable to meet the continued listing requirements for the Nasdaq Capital Market, our securities will be subject to delisting.

On April 20, 2016, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by October 17, 2016, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that our share price will comply with the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements. If our shares lose their status on the Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000 and $19,000 for the years ended December 31, 2015 and 2014, respectively, and $3,000 for the three months ended March 31, 2016, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Positive results from pre-clinical studies or our Phase 1 and Phase 2 trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase 1 and Phase 2 studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon, development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

If we are unable to successfully execute our new refocused business strategy or integrate our new management team, our business could be harmed.

During 2016, the strategic direction of our company and executive management team have undergone significant change. In January 2016, we announced a new strategic refocusing to concentrate our resources on the NSI-189 small molecule program. As part of this refocusing, we announced that we will seek external funding to defray all, or substantially all, of the costs associated with the NSI-566 stem cell therapy program. During 2016, we also received the resignation of our former President and Chief Executive Officer and founder. In addition, in February 2016, Richard Daly joined our company as our new President and Chief Executive Officer and was appointed to the board and, in May 2015, Jonathan Lloyd joined our company as our new Chief Financial Officer. Our success depends largely on the development and execution of our refocused business strategy by our senior management team as well as the acceptance of such refocused strategy and team by our stakeholders. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage orderly transitions, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that we will be able to successfully execute our refocused business strategy or that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2016 we have issued and outstanding 92,044,042 shares of common stock and we have 45,399,403 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2016, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 162,556,555 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities issued from January 1, 2016 to March 31, 2016.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

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

NEURALSTEM, INC.

Date: May 9, 2016	/s/ Richard Daly
Chief Executive Officer

/s/ Jonathan Lloyd Jones
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/16

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10		8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013		DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10		S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement		S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering		8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013		10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.		10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.12	Loan and Security Agreement dated March 2013		8-K	10.01	001-33672	3/27/13

10.13	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	001-33672	3/27/13

10.14	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13
10.15**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.17**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.18**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

