Form 10-Q
period 2016-06-30
Neuralstem, Inc.
filed 2016-08-11
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 31, 2016, there were 114,760,960 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,128,763	$4,716,533
Short-term investments	-	7,517,453
Trade and other receivables	5,085	37,316
Prepaid expenses	705,840	1,159,782
Total current assets	11,839,688	13,431,084

Property and equipment, net	363,192	343,200
Patents, net	1,034,069	1,103,467
Other assets	57,916	71,797
Total assets	$13,294,865	$14,949,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,501,518	$1,455,826
Accrued bonuses	-	161,362
Current portion of long-term debt, net of fees and discount	5,905,672	4,545,180
Other current liabilities	204,464	263,104
Total current liabilities	8,611,654	6,425,472

Long-term debt, net of fees, discount and current portion	-	3,382,654
Derivative instruments	3,824,895	-
Other long-term liabilities	21,825	174,144
Total liabilities	12,458,374	9,982,270

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 114,760,960 and 92,005,705 shares outstanding in 2016 and 2015, respectively	1,147,610	920,057
Additional paid-in capital	182,101,289	176,002,832
Accumulated other comprehensive income	4,566	3,071
Accumulated deficit	(182,416,974)	(171,958,682)
Total stockholders' equity	836,491	4,967,278
Total liabilities and stockholders' equity	$13,294,865	$14,949,548

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$2,500	$2,500	$5,000	$5,417

Operating expenses:
Research and development expenses	2,474,629	3,312,841	5,540,219	6,495,664
General and administrative expenses	1,362,140	1,684,381	4,532,662	3,117,455
Total operating expenses	3,836,769	4,997,222	10,072,881	9,613,119
Operating loss	(3,834,269)	(4,994,722)	(10,067,881)	(9,607,702)

Other income (expense):
Interest income	13,433	16,084	24,569	29,653
Interest expense	(322,407)	(459,073)	(708,913)	(912,807)
Change in fair value of derivative instruments	757,275	-	757,275	-
Fees related to issuance of derivative instrument and other expenses	(466,541)	(10,326)	(463,342)	(10,326)
Total other income (expense)	(18,240)	(453,315)	(390,411)	(893,480)

Net loss	$(3,852,509)	$(5,448,037)	$(10,458,292)	$(10,501,182)

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.12)

Weighted average common shares outstanding - basic and diluted	105,835,578	90,791,285	98,887,421	90,004,597

Comprehensive loss:
Net loss	$(3,852,509)	$(5,448,037)	$(10,458,292)	$(10,501,182)
Foreign currency translation adjustment	3,268	(18)	1,495	(5)
Comprehensive loss	$(3,849,241)	$(5,448,055)	$(10,456,797)	$(10,501,187)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(10,458,292)	$(10,501,182)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	177,498	167,376
Share based compensation expense	2,287,953	1,315,817
Amortization of deferred financing fees and debt discount	203,825	433,596
Change in fair value of derivative instruments	(757,275)	-
Expenses related to issuance of derivative instrument	466,541	-

Changes in operating assets and liabilities:
Trade and other receivables	32,231	206,706
Prepaid expenses	391,077	(587,344)
Other assets	13,680	1,481
Accounts payable and accrued expenses	955,159	(405,093)
Accrued bonuses	(161,362)	(156,211)
Other current liabilities	(58,640)	138,859
Other long term liabilities	(152,319)	(138,214)
Net cash used in operating activities	(7,059,924)	(9,524,209)

Cash flows from investing activities:
Purchases of short-term investments	-	(15,032,419)
Maturity of short-term investments	7,517,453	15,007,478
Patent costs	(30,183)	(70,240)
Purchase of property and equipment	(98,088)	(96,019)
Net cash provided by (used in) investing activities	7,389,182	(191,200)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	-	3,073,537
Proceeds from sale of common stock and warrants, net of issuance costs	8,308,931	2,931,924
Payment of fees for future financing	-	(42,758)
Payments of long-term debt	(2,225,987)	-
Payments of short-term notes payable	-	(117,068)
Net cash provided by financing activities	6,082,944	5,845,635
Effects of exchange rates on cash	28	(79)
Net increase (decrease) in cash and cash equivalents	6,412,230	(3,869,853)

Cash and cash equivalents, beginning of period	4,716,533	12,518,980

Cash and cash equivalents, end of period	$11,128,763	$8,649,127

Supplemental disclosure of cash flows information:
Cash paid for interest	$718,989	$481,847

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$8,936	$360,120

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Our cash and cash equivalents balance at June 30, 2016 was approximately $11.1 million. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations.

On April 20, 2016, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by October 17, 2016, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that our share price will comply with the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements, including the MVLS requirement as described below. If our shares lose their status on the Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

On August 8, 2016, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), as our market value of listed securities (“MVLS”) was below $35 million for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until February 7, 2017, to regain compliance with the minimum MVLS requirement. To regain compliance, our MVLS must close at $35 million or more for a minimum of 10 consecutive business days during the 180 day calendar period. In the event we do not regain compliance by the allotted compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Hearings Panel.

In the event that we are able to comply with the $1.00 minimum bid requirements or the MVLS requirements, there can be no assurances that we will be able to comply with both. Accordingly, our failure to meet either of these requirements during the required compliance period(s) may result in having our common stock delisted from the Nasdaq Capital Market.

On May 3, 2016, we completed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,229,000 from the offering. See Note 5.

On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 2,700,000 of common stock and 2,700,000 common stock purchase warrants at a price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. See Note 5.

On May 20, 2016, we announced that we had committed to a cost-reduction plan in order to better utilize our resources on the implementation of our refocused clinical and corporate strategy. This cost-reduction plan includes a reduction in force across all of the Company’s departments. See Note 7.

The May offerings and cost-reduction plan have provided us with funds which we believe will be sufficient to finance operations at least through December 31, 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders may lose their entire investment.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and short-term investments. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. In addition, our certificates of deposit are typically invested through the Certificate of Deposit Account Registry Service (“CDARS”) program which reduces or eliminates our risk related to concentrations of investments above FDIC insurance levels. We attempt to limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and short-term investments.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-and six-month periods ended June 30, 2016 and 2015. A total of approximately 62.6 million and 38.9 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2016 and 2015, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. During the six months ended June 30, 2016 and 2015, no significant impairment losses were recognized.

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

Significant New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 – Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. This Change in Accounting Principle requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction of the carrying amount of the debt liability (similar to debt discounts). This change is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This change has been applied retrospectively. This new pronouncement results in our reclassifying amounts previously reflected as current and long-term assets to a contra-liability, which reduces the carrying value of the associated debt instruments. To conform to this standard, approximately $90,000 was reclassified on our December 31, 2015 balance sheet from current assets to current portion of long term debt and approximately $9,000 was reclassified from non-current assets to long term debt.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of all other financial instruments (prepaid expenses, accounts payable, accrued expenses and long-term debt) approximate their carrying values because of their short-term nature.

At June 30, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 capital raises (See Note 5)

that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such assets and liabilities at June 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$3,824,895	$3,824,895
Balance at June 30, 2016	$-	$-	$3,824,895	$3,824,895

We had no financial assets or liabilities measured at fair value using level 3 inputs on a recurring basis at December 31, 2015.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2016:

Derivative instruments - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value	(757,275)
Balance at June 30, 2016	$3,824,895

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

Note 4.   Debt

In October 2014, we entered into an agreement with the existing lender to refinance and amend the terms of our March 2013 loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through December 2016, and principal and interest of approximately $435,000 from January, 2016 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

We also incurred expenses with various third parties in connection with the loan amendment, consisting of approximately $86,000 in cash, 28,119 shares of common stock valued at approximately $80,000, and a three-year common stock purchase warrant to purchase 58,141 shares at an exercise price of $2.66 per share. The warrant is classified as equity and has terms substantially similar to the lender warrant. These fees related to the loan amendment are recorded as a deferred financing fees netted against the carrying amount of the loan and are being amortized as interest expense over the term of the debt using the effective interest method.

At June 30, 2016, remaining principal payments due under this loan are approximately $2,344,000 and $3,766,000 payable in the remainder of 2016 and 2017, respectively.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of June 30, 2016, we have approximately 67.6 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended June 30,
	2016	2015

Research and development expenses	$264,137	$294,574
General and administrative expenses	552,930	331,385
Total	$817,067	$625,959

	Six Months Ended June 30,
	2016	2015

Research and development costs	$973,553	$572,754
General and administrative expenses	1,314,400	743,063
Total	$2,287,953	$1,315,817

Included in the general and administrative expense for the six months ended June 30, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO who left during the first quarter. In addition, approximately $42,000 and $15,000 is included in research and development and general and administrative expenses, respectively for the three- and six- month periods ended June 30, 2016 related to the modification of certain awards in conjunction with our corporate reorganization. See Note 7.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options

We have granted stock options to our employees, board members and service providers.

A summary of stock option activity during the six months ended June 30, 2016 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	17,102,947	$2.08	5.0	$550,000
Granted	3,809,944	$0.77
Exercised	-			$-
Forfeited	(213,976)	$0.86
Outstanding at June 30, 2016	20,698,915	$1.85	5.2	$-

Exercisable at June 30, 2016	15,741,392	$2.13	4.2	$-

Vested and expected to vest	20,451,039	$1.86	5.2	$-

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.50 - $1.00	7,829,776	$0.84	7.4	$-
$1.01 - $2.00	5,043,643	$1.17	5.5	-
$2.01 - $3.00	2,121,202	$2.50	3.0	-
$3.01 - $5.00	5,704,294	$3.60	2.9	-
	20,698,915	$1.85	5.2	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Six Months Ended June 30,
	2016			2015

Annual dividend		-			-
Expected life (in years)	5.8	-	7.3	5.8	-	6.0
Risk free interest rate	1.35%	-	1.75%	1.70%	-	1.78%
Expected volatility	69.0%	-	80.2%	69.3%	-	71.8%

The options granted in the six months ended June 30, 2016 and 2015 had a weighted average grant date fair value of $0.56 and $2.26, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2016 was approximately $3,147,000 to be recognized over approximately 1.8 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Number of RSU's	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2016	150,906	$2.13
Granted	-
Exercised and converted to common shares	(55,255)	$1.77
Forfeited	(6,465)	$2.02
Outstanding at June 30, 2016	89,186	$2.36

Exercisable at June 30, 2016	89,186	$2.36

The total intrinsic value of the outstanding restricted stock units at June 30, 2016 was approximately $26,000. The total value of all restricted stock units that were converted in the six months ended June 30, 2016 was approximately $35,000.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the six months ended June 30, 2016 is as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2016	213,904	$1.87
Granted	-
Vested	(213,904)	$1.87
Forfeited	-
Outstanding at June 30, 2016	-

All restricted stock was vested as of June 30, 2016. The total intrinsic value of all restricted stock vested in the six months ended June 30, 2016 was approximately $111,000.

Stock Purchase Warrants. In the past, we have issued Warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 22,700,000 stock purchase warrants in conjunction with our equity raise transactions. Such warrants are classified as derivative liabilities and are recorded at fair value each period due to the existence of non-standard anti-dilution conditions contained in the warrants. See Note 3.

A summary of warrant activity for the six months ended June 30, 2016 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	19,652,096	$2.34	3.1	$309,724
Granted	22,700,000	$0.40
Exercised	-			$-
Forfeited	(440,000)	$1.25
Outstanding at June 30, 2016	41,912,096	$1.30	3.9	$-

Exercisable at June 30, 2016	41,912,096	$1.30	3.9	$-

Common Stock

During the six months ended June 30, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

During the six months ended June 30, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

During the six months ended June 30, 2015, we issued 52,259 shares of our common stock upon the cashless exercise of 209,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $1.72. We received no proceeds from the exercises.

During the six months ended June 30, 2016, we issued 55,255 shares of our common stock upon the conversion of 61,720 outstanding restricted stock units.

On May 03, 2016, we completed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,229,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the derivative instruments with those being allocated to the derivative instruments being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This offering was made pursuant to our shelf registration statement declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 2,700,000 of common stock and 2,700,000 common stock purchase warrants at a price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the derivative instruments with those being allocated to the derivative instruments being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This private placement transaction was not made pursuant to any registration statement.

Note 6. Commitments and Contingencies

We currently operate three facilities located in the United States and one facility located in People’s Republic of China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 1,500 square feet. This license provides for monthly payments of approximately $5,300 per month, expires on December 31, 2016 and can be terminated by us upon 60 days written notice.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2018. In conjunction with our recent cost-reduction exercise, we are currently exploring opportunities to sub-lease this facility.

In 2016, we entered into a license for an Incubator Laboratory Facility in Urbana, Illinois. The license provides for monthly payments of $1,800, expires on December 31, 2019 and can be terminated by us upon 90 days written notice.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. We are currently not a party to any litigation or legal proceeding.

The Company is currently obligated under three written employment agreements and a general release agreement. The employment agreements are with our: (i) Chief Executive Officer, (ii) Chief Scientific Officer (“CSO”) and (iii) Chief Financial Officer (“CFO”): Pursuant to the terms of the agreements, our CEO, CSO and CFO receive annual salaries of $410,000, $490,000 and $315,000, respectively. The agreements also provide for the payment of severance in the event one of the executives is terminated and in certain circumstances, the agreements also provide for the acceleration of vesting with regard to options.

On March 1, 2016, Neuralstem, Inc. (the “Company”) entered into a General Release and Waiver of Claims (“General Release”) with I. Richard Garr in connection with his resignation as the Company’s chief executive officer. Pursuant to the General Release, Mr. Garr will: (i) continue to receive his monthly salary of $36,667 until March 1, 2017, (ii) receive lump sum payments of $177,000 to be paid on June 1, 2016, January 1, 2017 and March 1, 2017, (iii) receive healthcare benefits until January 1, 2017, and (iv) be entitled to the immediate vesting of any previously outstanding but unvested equity awards (collectively, the “Severance”). This General Release and Waiver of Claims was amended on June 16, 2016, whereupon Mr. Garr voluntarily agreed to forego the lump sum payments due to him on January 1, 2017 and March 1, 2017.

Note 7. Cost-Reduction Plan

On May 20, 2016 we announced that we had committed to a cost-reduction plan in order to better utilize our resources on the implementation of our refocused clinical and corporate strategy. This cost-reduction plan includes a reduction in force across all of the Company’s departments. With the exception of an on-going lease obligations on our facility in San Diego, California we have completed this cost-reduction plan in the quarter ended June 30, 2016. As a result of this cost-reduction plan we incurred total costs of approximately $470,000 comprised of $413,000 for severance and other employee payments, and $57,000 of non-cash costs for modification of employee stock options. Of the total expense, $312,000 is included in research and development expense and $158,000 is included in general and administrative expense in our statement of operations for the three and six months ended June 30, 2016. At June 30, 2016, a balance of approximately $72,000 remained to be paid and such balance is reflected as an accrued expense in our unaudited condensed consolidated balance sheet.

Our facility in San Diego, California consists of 3,100 square feet of research space. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2018. We are currently exploring opportunities to sub-lease this facility.

Note 8. Subsequent Events

On August 10, 2016, the Company entered into a reimbursement agreement with a former executive officer of the Company. Pursuant to the reimbursement agreement, the former officer agreed to repay the Company over a six-year period, approximately $670,000 in expenses that the Company determined to have been improperly paid under the Company’s prior expense reimbursement policies. In addition to this reimbursement agreement, the Company has implemented and is continuing to implement enhanced policies and procedures for travel expense reimbursements and disbursements.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2016), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month and six-month periods ended June 30, 2016 to the comparable period of 2015.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the research, development and commercialization of central nervous system therapies based on our proprietary human neural stem cells and small molecule compounds discovered from our stem cell-based screening platform. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China, Suzhou Neuralstem Biopharmaceutical Co. Ltd (“Neuralstem China”).

Our technology base has produced three primary assets: Our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary new chemical entity screening platform.

Our patented technology enables the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of central nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for new chemical entity screening and discovery of novel compounds that we believe may have the capacity to treat a broad array of pathologies associated with certain central nervous system (CNS) conditions. This proprietary screening platform led to our discovery of NSI-189.

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license over 20 U.S. issued and pending patents and over 120 foreign issued and pending patents in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds.

We believe our technology base, in combination with our expertise, and collaborative projects with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of central nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic diseases.

There can be no assurances that we will ultimately produce any viable products or processes or that our screening platform will lead to the discovery of any additional product candidates. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

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

Recent Clinical & Business Highlights

•	In January 2016, we announced a strategic refocusing to concentrate the Company’s resources on our NSI-189 small molecule program. As part of this refocusing, the Company announced that it will seek external funding to defray all, or substantially all, of the costs associated with the NSI-566 stem cell therapy program. The Company is in active conversations with a number of sources of funding to achieve this goal and minimize any delay in progressing our stem cell therapy programs.

•	In February 2016, we strengthened our management team with the appointment of Richard Daly as our President and Chief Executive Officer. Additionally, in June 2016, Mr. Daly was appointed as Chairman of the Board.

•	In May 2016, we completed a public offering of securities and, separately, a private placement of securities which resulted in total gross proceeds of $9.1 million and net proceeds of approximately $8.2 million from the offerings.

16

•

In May 2016, we underwent a reduction in force to better align our organization with our refocused corporate strategy. We undertook the following cost savings measures during the second quarter of 2016:

o	The Compensation of our non-employee directors was reduced from $200,000 to $100 per annum.

o	Richard Daly, CEO and Dr. Karl Johe, CSO, voluntarily agreed to salary reductions.

o	Richard Garr, the Company’s former CEO and President, voluntarily took a reduction in his severance payments, resulting in savings to the Company of approximately $354,000.

o	The Compensation Committee determined to defer all compensation under the non-employee director compensation policy for the year 2016 until such time as we are adequately funded, or the shareholders approve an amendment to one of the equity compensation plans to increase the number of shares, but in no event prior to July 1, 2017.

•	In May 2016, we enrolled the first subject in our NSI-189 Phase 2 clinical trial for the treatment of Major Depressive Disorder (MDD).

•	In June 2016, we announced that new in vitro data on NSI-189 which showed enhancement of long-term potentiation (LTP) in mouse models and contributed to the understanding of 189’s mechanism of action.

Clinical Development Program Review

We have devoted substantially all our efforts to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

Clinical Pipeline:

Pipeline Summary

NSI-189 Phase 2 clinical trial for the treatment of MDD

•	In May 2016, we enrolled the first subject in our NSI-189 Phase 2 clinical trial for the treatment of MDD. The Phase 2 trial will randomize 220 patients, in three cohorts (two doses plus placebo), at 12 select MDD trial sites, under the direction of principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital. We expect to release data on this double-blind, randomized, placebo-controlled, 220 subject study in the second half of 2017.

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

•

In September 2015, data on 24 Subjects from the Phase 2 and combined Phase 1 and Phase 2 NSI-566 ALS trials were presented at the American Neurological Association Annual Meeting by the principal investigator, Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI)

•	In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with thoracic spinal cord injuries (T2-T12); the stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four patients treated. All patients will be followed for five years. This study was completed with the collaboration of the UCSD School of Medicine, supported by the UCSD Sanford Stem Cell Clinical Center. Substantially all of the clinical costs of this study have been and will continue to be funded by grants arranged through the University of California, San Diego.

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke

•	In March, 2016, we completed dosing the third planned cohort in a Phase 1 clinical trial evaluating safety at BaYi Brain Hospital in Beijing. Patients are currently being monitored through their 24 month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China, at BaYi Brain Hospital in Beijing, China.

Pre-Clinical Development Pipeline

The company has recently completed five preclinical studies supporting NSI-189’s activity. In June, 2016, we announced that new in vitro data on NSI-189 provide insight into the drug’s mechanism of action. In a study entitled “NSI-189, a neurogenic compound enhances short-term and long-term potentiation in C57Bl/6 mice and reverses LTP impairment in a mouse model of Angelman syndrome”, Investigators determined that NSI-189 increased LTP magnitude in a time-dependent manner within hours of incubation in hippocampal slices and that NSI-189’s effect is cumulative over exposure time.

The additional preclinical study data supporting the potential broad neurogenic ability of NSI-189 will be presented at future scientific conferences. These exploratory studies include irradiation – induced cognition, diabetes-related neuropathy and ischemic stroke.

Our Technologies

Stem Cells

Our technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license over 10 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our stem cell and related medical device technologies.

Small Molecule Compounds

The inhibition of adult hippocampal neurogenesis has been implicated in a number of diseases that affect cognition and/or emotion such as major depressive disorder. Utilizing our proprietary stem cell derived, screening capability, we have developed and patented a series of small molecule compounds. As part of our research, we focused on compounds that were shown to enhance the baseline level of neurogenesis in normal healthy young mice.  We believe that by enhancing baseline neurogenesis and accordingly, increasing hippocampal neurogenesis, we can decrease the effects of central nervous system or CNS diseases. Additionally, we believe that a compound that stimulates in vitro neurogenesis, enhances in vivo neurogenesis, increases hippocampal volume, and exerts anti-depressive effects on animals will be well suited for treating major depressive disorder. We believe the low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. Additionally, we believe that a compound that stimulates in vitro neurogenesis, enhances in vivo neurogenesis, increases hippocampal volume, and exerts anti-depressive effects on animals will be well suited for treating major depressive disorder. During our pre-clinical research, we identified NSI-189 as seeming to stimulate all four activities. Pre-clinical testing of this compound at multiple doses showed antidepressant activity at 10, 30, and 100mg/kg doses with rapid bioavailability in the brain. Histology analysis of the mouse brains suggested a bell-shaped dose-response curve, 10mg/kg and 30mg/kg being optimal for pharmacologically active concentrations and with higher doses not necessarily yielding larger biological effects. Our collaborators at Massachusetts General Hospital have presented the human data from the MDD trial which showed clinically meaningful and statistically significant improvement in depressive and cognitive scales. We believe that our small molecule compounds may assist promoting synaptogenesis or neurogenesis in the human hippocampus documented in indications such as MDD.

Our small molecule compounds are covered by 10 U.S. exclusively owned issued and pending patents and over 60 exclusively owned foreign issued and pending patents related to our small molecule compounds.

Targeted Indications

About Major Depressive Disorder (MDD)

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

NSI-189 is being developed for the treatment of major depressive disorder and other psychiatric and/or cognitive impairment indications associated with hippocampal atrophy. NSI-189 is the lead compound in our neurogenic small molecule drug platform. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by promoting neurogenesis and an underlying molecular pathway.

About Amyotrophic Lateral Sclerosis (ALS)

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

About Chronic Spinal Cord Injury

A spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease although in some cases, it can be the result of diseases. It is estimated that there are 12,500 new cases of SCI per year and that at any given time, there are between 240,000 and 337,000 people in the United States that are living with SCI. Chronic spinal cord injury generally refers to the phase beginning 6 months after the initial injury. SCIs are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrations such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

About Ischemic Stroke

Ischemic strokes, the most common type of stroke, occur as a result of an obstruction within a blood vessel supplying blood to the brain. Approximately 15 million people worldwide suffer stroke of which it is estimated that 87% of all strokes are ischemic strokes. Post-stroke motor deficits include paralysis in arms and legs and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by both creating new circuitry in the area of injury and through repairing and or nurturing diseased cells to improve function in patients.

Intellectual Property

Our research and development is supported by our intellectual property. We own or exclusively license over 20 U.S. issued and pending patents and over 120 foreign issued and pending patents in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2016 through 2034, based on appropriate Patent Expansions. In our opinion the patents expiring in 2016 and in the near term are not critical to our business.

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

Employees

As of June 30, 2016, we had 12 full-time employees. Of these full-time employees, 8 work on research and development and clinical operations 4 in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

During the six months ended June 30, 2016 and 2015, we recognized approximately $5,000 of revenue in each period related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our small molecule compounds and licensing fees and royalties from our cell based therapies. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of clinical trial expenses, including payments to clinical trial sites that perform our clinical trials and clinical research organizations (CROs) that help us manage our clinical trials; manufacturing of small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research; personnel costs for research and clinical personnel; and other costs including research supplies and facilities.

We focus on the development of treatment candidates with potential uses in multiple indications, and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed with our Phase 2 trial in major depressive disorder.

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including, finance, human resources, information technology, public relations and costs associated with maintaining a public company listing, legal, audit and compliance fees, facilities and other external general and administrative services.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the six months ended June 30, 2016 and 2015, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

During the three months ended June 30, 2016 and 2015, we recognized approximately $3,000 and $3,000 of revenue, respectively, related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research and development expenses	$2,474,629	$3,312,841	$(838,212)	(25%)
General and administrative expenses	1,362,140	1,684,381	(322,241)	(19%)
Total operating expenses	$3,836,769	$4,997,222	$(1,160,453)	(23%)

Research and Development Expenses

The decrease of approximately $838,000 or 25% in research and development expenses for the period ended June 30, 2016 compared to the comparable period of 2015 was primarily attributable to a decrease in pre-clinical and manufacturing costs partially offset by an increase clinical trial expenses related to the initiation of our Phase MDD study and severance payments related to our cost-reduction plan.

General and Administrative Expenses

The decrease of approximately $322,000 or 19% in general and administrative expenses for the period ended June 30, 2016 compared to the comparable period of 2015 was primarily due to reversal of expenses related to an amendment of the severance agreement with our former Chief Executive Officer partially offset by an increase in non-cash stock based compensation expense resulting from grants to our new Chief Executive Officer.

Research and development and general and administrative expenses for the three months ended June 30, 2016 include approximately $312,000 and $158,000, respectively related to our May 2016 cost-reduction effort. The total $470,000 of expense is comprised of approximately $413,000 for severance and other employee payments, and $57,000 of non-cash costs for modification of employee stock options.

Other expense

Other expense, net totaled approximately $18,000 and $453,000 for the three months ended June 30, 2016 and 2015, respectively. Other expense, net in 2016 consisted of approximately $467,000 of fees related to the issuance of our derivative instruments and $322,000 of interest expense related to our long term debt, partially offset by a gain of approximately $757,000 related to the fair value adjustment of our derivative instruments.

Other expenses, net in 2015 consisted primarily of approximately $459,000 of interest expense principally related to our long-term debt partially offset by approximately $16,000 in interest income.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

During the six months ended June 30, 2016 and 2015, we recognized approximately $5,000 and $5,000 of revenue, respectively, related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research and development expenses	$5,540,219	$6,495,664	$(955,445)	(15%)
General and administrative expenses	4,532,662	3,117,455	1,415,207	45%
Total operating expenses	$10,072,881	$9,613,119	$459,762	5%

Research and Development Expenses

The decrease of approximately $955,000 or 15% in research and development expenses for the period ended June 30, 2016 compared to the comparable period of 2015 was primarily attributable to a decrease in pre-clinical and manufacturing costs partially offset by an increase clinical trial expenses related to the initiation of our Phase MDD study.

General and Administrative Expenses

The increase of approximately $1,415,000 or 45% in general and administrative expenses for the period ended June 30, 2016 compared to the comparable period of 2015 was primarily due to a severance accrual and increased non-cash stock based compensation resulting from the accelerated vesting of options, both related to the resignation of our former Chief Executive Officer coupled with non-cash stock based compensation expense resulting from grants to our new Chief Executive Officer all partially offset by a decrease in our employee bonus expense.

Research and development and general and administrative expenses for the six months ended June 30, 2016 include approximately $312,000 and $158,000, respectively related to our May 2016 cost-reduction effort. The total $470,000 of expense is comprised of approximately $413,000 for severance and other employee payments, and $57,000 of non-cash costs for modification of employee stock options.

Other expense

Other expenses, net totaled approximately $390,000 and $893,000 for the six months ended June 30, 2016 and 2015, respectively. Other expense, net in 2016 consisted of approximately $467,000 of fees related to the issuance of our derivative instruments and $709,000 of interest related to our long term debt, partially offset by a gain of approximately $757,000 related to the fair value adjustment of our derivative instruments.

Other expenses, net in 2015 consisted primarily of approximately $913,000 of interest expense principally related to our long-term debt partially offset by approximately $30,000 in interest income.

Liquidity and Capital Resources

Financial Condition

Our Cash and Cash Equivalent balances were approximately $11.1 million as of June 30, 2016. We believe these funds are only sufficient to fund operations through December 2016. We will require additional capital to continue to develop our pre-clinical and clinical development operations. We cannot assure you that we will be able to secure additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Since our inception, we have financed our operations through the sales of our securities, issuance of long term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%

Net cash used in operating activities	$(7,059,924)	$(9,524,209)	$2,464,285	26%
Net cash used in investing activities	$7,389,182	$(191,200)	$7,580,382	3965%
Net cash provided by financing activities	$6,082,944	$5,845,635	$237,309	4%

On May 3, 2016, we completed a public offering of 20,000,000 shares of common stock and 20,000,000 common stock purchase warrants at a public offering price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,229,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and. Consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). This offering was made pursuant to our shelf registration statement declared effective by the SEC on June 19, 2014 (Registration No. 333-196567).

On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 2,700,000 of common stock and 2,700,000 common stock purchase warrants at a price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and. Consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). This private placement transaction was not made pursuant to any registration statement.

The offerings in May 2016 have provided us with sufficient funds to finance operations at least through December 31, 2016, however, we will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that we will be able to secure such additional financing or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Net Cash Used in Operating Activities

We used approximately $7,060,000 and $9,524,000 of cash in our operating activities for the six months ended June 30, 2016 and 2015, respectively.   The decrease in our use of cash in operating activities of approximately $2,464,000 was primarily due to reduction in cash used in our daily operations and a reduction in cash invested in working capital.

Net Cash Provided by (used in) Investing Activities

We received approximately $7,389,000 and used approximately $191,000 of cash in connection with investment activities for the six months ended June 30, 2016 and 2015 respectively.

Net Cash Provided by (used in) Financing Activities

We received approximately $6,083,000 and $5,846,000 from financing activities in the six months ended June 30, 2016 and 2015, respectively. Net proceeds from our two financing in May 2016 of approximately $8,309,000 were partially offset by loan principal repayments of approximately $2,226,000. For the corresponding period in 2015, net cash provided in financing activities related substantially to proceeds from equity transactions.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through June 30, 2016 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. On June 19, 2014, our shelf registration statement registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, through June 30, 2016 we have sold or reserved for sale upon exercise of outstanding warrants approximately $16.0 million of securities under this shelf registration statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management has identified the following changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In conjunction with the cost-reduction plan discussed in Footnote 7, we have outsourced the majority of our accounting and finance functions to external third party consultants. These outside consultants work under the supervision of and will be supported by our Chief Financial Officer.

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

The ability of the Company to continue as a going concern is dependent on generating cash from the sale of its securities and/or obtaining debt financing.

Our cash and cash equivalents balance at June 30, 2016 was approximately $11.1M. Based on our current expected level of operating expenditures, we expect these funds to be only sufficient to fund our operations through December 31, 2016. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations.

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

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past July. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders may lose their entire investment.

We have a history of losses.

Since inception in 1996 and through June 30, 2016, we have accumulated losses totaling approximately $182,417,000. On June 30, 2016, we had a working capital surplus of approximately $3,228,000 and stockholders’ equity of approximately $836,000. Our net losses for the two most recent fiscal years have been approximately $20,904,000 and $22,629,000, for 2015 and 2014, respectively, while our loss for the six months ended June 30, 2016 was approximately $10,458,000. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2016, we had cash, cash equivalents and short-term investments on hand of approximately $11.1 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of June 30, 2016, we had approximately $6,109,000 in aggregate principal amount long-term indebtedness outstanding. Under our amended loan and security agreement, we were required to make monthly interest only payments through September 2015; and are required to make monthly interest and principal payments of approximately $435,000 per month from January 2016 through March 2017 and make a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing this loan also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

If we are unable to meet the continued listing requirements for the Nasdaq Capital Market, our securities will be subject to delisting.

On August 8, 2016, we received a deficiency notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), as our market value of listed securities was below $35 million for the previous thirty (30) consecutive business days. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until February 6, 2016, to regain compliance with the minimum market value of listed securities requirement. To regain compliance, our market value of listed securities must close at $35 million or more for a minimum of ten (10) consecutive business days during the 180 calendar day compliance period. During the compliance period, our shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. We intend to monitor our market value of listed securities between now and February 6, 2017, and will consider and evaluate all available options to resolve our noncompliance. There can be no assurance that the Company will be able to regain compliance with the market value of listed securities requirement or will otherwise be in compliance with other NASDAQ listing criteria.

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

Accordingly, we have until October 17, 2016 to regain compliance with the minimum bid price requirement of $1.00 and until February 6, 2017 to regain compliance with the market value of listed securities of $35 million requirement. Additionally, only complying with the minimum bid price requirement, or only complying with the market value of listed securities requirement will not serve to satisfy the requirements of the other. Accordingly, we will need to comply with both standards in their allotted compliance periods as discussed above.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000 and $19,000 for the years ended December 31, 2015 and 2014, respectively, and $5,000 for the six months ended June 30, 2016, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

During 2016, the strategic direction of our company and executive management team have undergone significant change. In January 2016, we announced a new strategic refocusing to concentrate our resources on the NSI-189 small molecule program. As part of this refocusing, we announced that we will seek external funding to defray all, or substantially all, of the costs associated with the NSI-566 stem cell therapy program. During 2016, we also received the resignation of our former President and Chief Executive Officer and founder. In addition, in February 2016, Richard Daly joined our company as our new President and Chief Executive Officer and was appointed to the board and, in May 2015, Jonathan Lloyd Jones joined our company as our new Chief Financial Officer. In May, 2016 we announced that we had committed to a cost-reduction plan in order to better utilize our resources on the implementation of our refocused clinical and corporate strategy. This cost-reduction plan includes a reduction in force across all of the Company’s departments. In June, 2016 we announced that the executive salaries of our chief executive officer and chief scientific officer have voluntarily been reduced. Furthermore, all compensation to non-employee directors were deferred until such time that our equity compensation plans are amended to authorize additional shares or the committee determines that the company is sufficiently funded. Our success depends largely on the development and execution of our refocused business strategy by our senior management team as well as the acceptance of such refocused strategy and team by our stakeholders. The recent transitions may be disruptive to our business, and if we are unable to manage orderly transitions, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that we will be able to successfully execute our refocused business strategy or that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2016 we have issued and outstanding 114,760,960 shares of common stock and we have 67,642,485 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2016, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 117,596,555 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold from January 1, 2016 to March 31, 2016.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•	On February 15, 2016, as an inducement to Mr. Daly’s employment, we granted an inducement option to purchase 2,750,000 shares of Common Stock. The option has a term of ten (10) years, and vests as follows: (i) 687,500 options vest on the six (6) month anniversary of the grant date, (ii) 687,500 options vest on the one (1) year anniversary of the grant date and the remaining 1,375,000 options vesting quarterly over the subsequent three (3) year period such that the option will be fully vested on the four (4) year anniversary of the grant date.

•	On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 2,700,000 of common stock and 2,700,000 common stock purchase warrants at a price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and. Consequently, are being accounted for as derivative instruments recorded at fair value each period. This private placement transaction was not made pursuant to any registration statement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

•	On August 6, 2016, Dr. Karl Johe informed the Company that he is resigning effective immediately as a member of board of directors. Dr. Johe’s resignation from the board of directors did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. A copy of the resignation letter from Dr. Johe is attached to this quarterly report as Exhibit 99.01.

•

On August 9, 2016, the Company’s board of directors created a scientific policy committee consisting of the following employees: (i) Dr. Karl Johe, Chief Scientific Officer, (ii) Richard Daly, President and Chief Executive Officer and (iii) Dr. Thomas Hazel, Senior Vice President of Research. Dr. Karl Johe was appointed as the chairman of the committee. The committee shall oversee all of the Company’s scientific development policies and will assume all prior policy making functions, duties and responsibilities of the Company’s Chief Scientific Officer. Accordingly, the Company’s Chief Scientific Officer will continue to report to the Chief Executive Officer and he shall no longer be considered an officer of the Company as such term is defined under Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 11, 2016	/s/ Richard Daly
Chief Executive Officer

/s/ Jonathan Lloyd Jones
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	2/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.2	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.2	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/03

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.13	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.14	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.15**	Form of Amendment to Karl Johe Employment Agreement	8-K	10.01	001-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.17**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.18**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.19	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.20	Amendment to General Release and Waiver of Claims with I. Richard Garr dated 6/16/2016		8-K	10.01	001-33672	6/16/16

31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

99.01	Resignation Letter from Dr. Karl Johe dated August 6, 2016	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

