Form 10-Q
period 2016-09-30
Neuralstem, Inc.
filed 2016-11-08
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

_______________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of October 31, 2016, there were 114,859,175shares of common stock, $.01 par value, issued and outstanding.

1

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,676,129	$4,716,533
Short-term investments	-	7,517,453
Trade and other receivables	12,685	37,316
Current portion of related party receivable, net of discount	51,733	-
Prepaid expenses	946,943	1,159,782
Total current assets	6,687,490	13,431,084

Property and equipment, net	315,543	343,200
Patents, net	984,125	1,103,467
Related party receivable, net of discount and current portion	413,466	-
Other assets	49,984	71,797
Total assets	$8,450,608	$14,949,548

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,484,335	$1,455,826
Accrued bonuses	-	161,362
Current portion of long-term debt, net of fees and discount	4,829,428	4,545,180
Other current liabilities	538,350	263,104
Total current liabilities	7,852,113	6,425,472

Long-term debt, net of fees, discount and current portion	-	3,382,654
Derivative instruments	4,363,156	-
Other long-term liabilities	20,290	174,144
Total liabilities	12,235,559	9,982,270

Commitments and contingencies (Note 6)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, 7,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 300 million shares authorized, 114,823,460 and 92,005,705 shares outstanding in 2016 and 2015, respectively	1,148,235	920,057
Additional paid-in capital	182,699,484	176,002,832
Accumulated other comprehensive income	4,587	3,071
Accumulated deficit	(187,637,257)	(171,958,682)
Total stockholders' (deficit) equity	(3,784,951)	4,967,278
Total liabilities and stockholders' (deficit) equity	$8,450,608	$14,949,548

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$2,500	$2,500	$7,500	$7,917

Operating expenses:
Research and development expenses	3,589,793	3,392,086	9,130,012	9,887,750
General and administrative expenses	1,329,712	1,807,934	5,862,374	4,925,389
Total operating expenses	4,919,505	5,200,020	14,992,386	14,813,139
Operating loss	(4,917,005)	(5,197,520)	(14,984,886)	(14,805,222)

Other income (expense):
Interest income	17,293	24,149	41,862	53,802
Interest expense	(240,462)	(464,197)	(949,375)	(1,377,004)
Change in fair value of derivative instruments	(538,261)	-	219,014	-
Gain on related party settlement	458,608	-	458,608	-
Fees related to issuance of derivative instrument and other expenses	(456)	-	(463,798)	(10,326)
Total other income (expense)	(303,278)	(440,048)	(693,689)	(1,333,528)

Net loss	$(5,220,283)	$(5,637,568)	$(15,678,575)	$(16,138,750)

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.15)	$(0.18)

Weighted average common shares outstanding - basic and diluted	114,855,581	91,569,826	104,248,993	90,532,073

Comprehensive loss:
Net loss	$(5,220,283)	$(5,637,568)	$(15,678,575)	$(16,138,750)
Foreign currency translation adjustment	21	(2,275)	1,516	(2,280)
Comprehensive loss	$(5,220,262)	$(5,639,843)	$(15,677,059)	$(16,141,030)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(15,678,575)	$(16,138,750)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	275,074	255,398
Share based compensation expense	2,866,773	2,121,049
Amortization of deferred financing fees and debt discount	283,493	655,090
Change in fair value of derivative instruments	(219,014)	-
Expenses related to issuance of derivative instrument	466,541	-

Changes in operating assets and liabilities:
Trade and other receivables	24,631	206,365
Related party receivable	(465,199)	-
Prepaid expenses	212,572	(972,371)
Other assets	21,542	(14,102)
Accounts payable and accrued expenses	1,029,864	(1,269,384)
Accrued bonuses	(161,362)	121,029
Other current liabilities	(38,236)	197,615
Other long term liabilities	(153,854)	(194,343)
Net cash used in operating activities	(11,535,750)	(15,032,404)

Cash flows from investing activities:
Purchases of short-term investments	-	(5,017,453)
Maturity of short-term investments	7,517,453	15,007,478
Patent costs	(30,183)	(61,417)
Purchase of property and equipment	(98,088)	(128,213)
Net cash provided by investing activities	7,389,182	9,800,395

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	-	3,073,537
Proceeds from sale of common stock and warrants, net of issuance costs	8,173,686	2,931,925
Payment of fees for future financing	-	(42,758)
Payments of long-term debt	(3,381,898)	-
Proceeds from short-term notes payable	313,483	-
Payments of short-term notes payable	-	(117,068)
Net cash provided by financing activities	5,105,271	5,845,636
Effects of exchange rates on cash	893	(1,812)
Net increase (decrease) in cash and cash equivalents	959,596	611,815

Cash and cash equivalents, beginning of period	4,716,533	12,518,980

Cash and cash equivalents, end of period	$5,676,129	$13,130,795

Supplemental disclosure of cash flows information:
Cash paid for interest	$869,038	$724,350

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$8,936	$2,736,120

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Our cash and cash equivalents balance at September 30, 2016 was approximately $5.7 million. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. Although we have entered into a definitive agreement relating to the sale of $20 million of our securities, our current cash level raises substantial doubt about our ability to continue as a going concern past December 31, 2016. Should we fail to complete the closing of the $20 million equity sale or if we do not obtain other additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders may lose their entire investment.

Despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. If we are not able to secure financing, we may be forced to further curtail operations beyond our May 2016 reduction in force (see note 7), delay or stop ongoing pre-clinical research, clinical trials, cease operations altogether or file for bankruptcy.

On October 18, 2016, we received notice from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the $1.00 bid price requirement unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company has requested a hearing before the Panel, which request will stay any delisting action by the Staff until such hearing is held. At the hearing, the Company will present its plan to regain compliance with all applicable requirements for continued listing on the Nasdaq.

The Company is diligently working on the plan it will present at the hearing; however, there can be no assurance that the Panel will determine to continue listing the Company’s common stock on Nasdaq or that the Company will be able to evidence compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Should Nasdaq reject the Company’s plan, the Company faces delisting of its shares on the Nasdaq Capital Market. If delisted, our shares would likely trade on the OTCQB market (“Pink Sheets”). Being delisted from the Nasdaq will likely result in difficulties in future-fund raising efforts and is likely to affect the Company’s operations and research efforts going forward.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-and nine-month periods ended September 30, 2016 and 2015. A total of approximately 63.1 million and 37.3 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2016 and 2015, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. During the nine months ended September 30, 2016 and 2015, no significant impairment losses were recognized.

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

The Company has reviewed other recent accounting pronouncements released during the year and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

At September 30, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 capital raises (See Note 5) that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such assets and liabilities at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$4,363,156	$4,363,156
Balance at September 30, 2016	$-	$-	$4,363,156	$4,363,156

We had no financial assets or liabilities measured at fair value using Level 3 inputs on a recurring basis at December 31, 2015.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2016:

Derivative instruments - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value	(219,014)
Balance at September 30, 2016	$4,363,156

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

Note 4.   Debt

In October 2014, we entered into an agreement to refinance and amend the terms of our March 2013 loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through December 2016, and principal and interest of approximately $435,000 from January, 2016 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

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

At September 30, 2016, remaining principal payments due under this loan are approximately $1,187,000 and $3,766,000 payable in the remainder of 2016 and 2017, respectively.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of September 30, 2016, we have approximately 66.8 million shares of common stock reserved for issuance upon the exercise of such awards.

Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended September 30,
	2016	2015

Research and development expenses	$397,825	$385,153
General and administrative expenses	180,995	420,079
Total	$578,820	$805,232

	Nine Months Ended September 30,
	2016	2015

Research and development costs	$1,371,378	$957,907
General and administrative expenses	1,495,395	1,163,142
Total	$2,866,773	$2,121,049

Included in the general and administrative expense for the nine months ended September 30, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO who left during the first quarter. In addition, approximately $42,000 and $15,000 is included in research and development and general and administrative expenses, respectively for the nine-month period ended September 30, 2016 related to the modification of certain awards in conjunction with our corporate reorganization. See Note 7.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options

We have granted stock options to our employees, board members and service providers.

A summary of stock option activity during the nine months ended September 30, 2016 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	17,102,947	$2.08	5.0	$550,000
Granted	5,672,232	$0.61
Exercised	-			$-
Forfeited	(774,083)	$1.08
Outstanding at September 30, 2016	22,001,096	$1.74	5.3	$71,253

Exercisable at September 30, 2016	16,849,228	$2.03	4.3	$-

Vested and expected to vest	20,480,622	$1.87	5.7	$67,691

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.25 - $1.00	9,334,844	$0.75	7.5	$71,253
$1.01 - $2.00	4,942,807	$1.18	5.3	-
$2.01 - $3.00	2,119,151	$2.50	2.8	-
$3.01 - $5.00	5,604,294	$3.60	2.6	-
	22,001,096	$1.74	5.3	$71,253

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Nine Months Ended September 30,
	2016			2015

Annual dividend		-			-
Expected life (in years)	5.8	-	7.3	4.0	-	6.0
Risk free interest rate	1.34%	-	1.75%	1.39%	-	1.78%
Expected volatility	69.0%	-	80.2%	68.6%	-	71.8%

The options granted in the nine months ended September 30, 2016 and 2015 had a weighted average grant date fair value of $0.40 and $1.89, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2016 was approximately $3,391,000 to be recognized over approximately 1.6 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The fair value of RSUs granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2016	150,906	$2.13
Granted	-
Exercised and converted to common shares	(55,255)	$1.77
Forfeited	(6,465)	$2.02
Outstanding at September 30, 2016	89,186	$2.36

Exercisable at September 30, 2016	89,186	$2.36

The total intrinsic value of the outstanding restricted stock units at September 30, 2016 was approximately $28,500. The total value of all restricted stock units that were converted in the nine months ended September 30, 2016 was approximately $35,000.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the nine months ended September 30, 2016 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2016	213,904	$1.87
Granted	-
Vested	(213,904)	$1.87
Forfeited	-
Outstanding at September 30, 2016	-

All restricted stock was vested as of September 30, 2016. The total intrinsic value of all restricted stock vested in the nine months ended September 30, 2016 was approximately $111,000.

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

A summary of warrant activity for the nine months ended September 30, 2016 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	19,652,096	$2.34	3.1	$309,724
Granted	22,850,000	$0.40	4.6
Exercised	-			$-
Forfeited	(1,440,000)	$3.85
Outstanding at September 30, 2016	41,062,096	$1.20	3.7	$3,000

Exercisable at September 30, 2016	40,949,596	$1.21	3.7	$750

Common Stock

During the nine months ended September 30, 2015, we issued 812,423 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $3.77 per share and we received approximately $2,932,000 in net proceeds.

During the nine months ended September 30, 2015, we issued 1,705,400 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $1.94. We received approximately $3,074,000 of net proceeds from the exercises.

During the nine months ended September 30, 2015, we issued 1,059,980 shares of our common stock upon the cashless exercise of 2,209,000 outstanding common stock purchase warrants and stock options. The warrants and options were exercised at an average price of $0.62. We received no proceeds from the exercises.

During the nine months ended September 30, 2016, we issued 55,255 shares of our common stock upon the conversion of 61,720 outstanding restricted stock units.

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

During the nine months ended September 30, 2016 we issued 62,500 shares of common stock as a result of stock sales to certain employees at an average price of $0.32. We received $20,000 of net proceeds from these sales.

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

Note 7. Cost-Reduction Plan

On May 20, 2016 we announced that we had committed to a cost-reduction plan in order to better utilize our resources on the implementation of our refocused clinical and corporate strategy. This cost-reduction plan includes a reduction in force across all of the Company’s departments. With the exception of an on-going lease obligations on our facility in San Diego, California we completed this cost-reduction plan in the quarter ended June 30, 2016. As a result of this cost-reduction plan we incurred total costs of approximately $470,000 comprised of $413,000 for severance and other employee payments, and $57,000 of non-cash costs for the modification of employee stock options. Of the total expense, $312,000 is included in research and development expense and $158,000 is included in general and administrative expense in our statement of operations for the nine months ended September 30, 2016. At September 30, 2016, a balance of approximately $17,000 remained to be paid and such balance is reflected as an accrued expense in our unaudited condensed consolidated balance sheet.

Our facility in San Diego, California consists of 3,100 square feet of research space. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2018. We are currently exploring opportunities to sub-lease this facility.

Note 8. Related Party Receivable

On August 10, 2016, we entered into a reimbursement agreement with a former executive officer. Pursuant to the reimbursement agreement, the former officer agreed to repay the Company, over a six-year period, approximately $658,000 in expenses that the Company determined to have been improperly paid under the Company's prior expense reimbursement policies. In addition to this reimbursement agreement, the Company has implemented and is continuing to implement enhanced policies and procedures for travel expense reimbursements and disbursements.

The $658,000 non-interest bearing receivable is recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the three- and nine- month periods ended September 30, 2016.  The discount will be amortized through interest income using the effective interest method.  The entire amount of $658,000 remains outstanding at September 30, 2016 and is payable in $100,000 annual installments with a final balloon payment due six years from issuance.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares,” “common stock,” or “shares” refers to our $.01 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2016), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month and nine-month periods ended September 30, 2016 to the comparable period of 2015.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our technology base has produced three primary assets: Our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary new chemical entity screening platform. We have two product candidates in clinical development in a total of four indications.

In the cell therapy program, our patented technology enables the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of various central nervous system diseases and conditions. Our lead product is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to ALS, spinal cord injury and stroke. In addition, our ability to generate human neural stem cell lines provides a platform for screening and discovery of novel CNS-targeted compounds. This proprietary screening platform led to the discovery of our lead molecule, NSI-189, which is being tested for treatment of major depressive disorder.

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

We believe our technology base, in combination with our expertise, and collaborative projects with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of central nervous system disorders including neurodegenerative and psychiatric conditions.

There can be no assurances that we will ultimately produce any viable products or processes or that our screening platform will lead to the discovery of any additional product candidates. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, proprietary know-how, scientific team and facilities, to advance our technologies and clinical programs. In addition, we are pursuing strategic collaborations with members of academia and industry to further advance and discover additional product candidates.

Recent Clinical & Business Highlights

•	In May 2016, we enrolled the first subject in our NSI-189 Phase 2 clinical trial for the treatment of major depressive disorder (MDD).

•	In June 2016, we announced new NSI-189 preclinical data showing enhancement of mouse long term potentiation (LTP), an in vitro biomarker of memory by NSI-189 in a concentration-dependent and time-dependent manner. We believe that this study not only suggests the cognition enhancing potential of NSI-189, but also contributes toward the understanding of its mechanism of action.

•	In September 2016, we entered into a definitive agreement with Tianjin Pharmaceutical Holdings Co., Ltd. for a private placement of common stock and convertible preferred stock for gross proceeds of $20 million. This agreement is expected to close in the fourth quarter of 2016.

•	In September 2016, we achieved 50% enrollment in our Phase 2 clinical trial evaluating NSI-189 for the treatment of major depressive disorder (MDD).

•	In September 2016, we presented preclinical data which showed that NSI-189 was effective in the prevention and reversal of diabetic neuropathies in Type 1 and Type 2 diabetic mouse models.

•	In October 2016, we presented preclinical data which showed NSI-189’s ability to ameliorate radiation-induced cognitive impairment and to protect hippocampal neurogenesis in a mouse model of brain injury due to radiation therapy of brain cancers.

Clinical Development Program Review

We have devoted substantially all of our efforts to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indications, current stages of development and our expected future development plans:

Clinical Pipeline:

Pipeline Summary

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD

•	In May 2016, we enrolled the first subject in our NSI-189 Phase 2 clinical trial for the treatment of MDD. The Phase 2 trial will randomize 220 patients, in three cohorts (two active doses plus placebo), at 12 select trial sites, under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital. In September 2016, we announced that we had achieved 50% enrollment in the study. We expect to release the results of this study in the second half of 2017.

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

•	In September 2015, the Phase 2 interim data and the Phase 1 and Phase 2 combined interim data were presented at the American Neurological Association Annual Meeting by the principal investigator, Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI)

•	In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with thoracic spinal cord injuries; the stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All subjects will be followed for five years. This study is being conducted with support from the University of California, San Diego (UCSD) School of Medicine.

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke

•	In March, 2016, we completed dosing the third planned cohort, for a total of nine subjects, in a Phase 1 clinical trial evaluating safety at BaYi Brain Hospital in Beijing. Subjects are currently being monitored through their 24 month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

Pre-Clinical Development Pipeline

We conduct investigational and discovery research on our proprietary neural stem cell lines, neurogenic small molecule screening platform, and neurogenic small molecule portfolio. We believe each of our three proprietary technologies are best in class. Our technologies enable us to identify unique neural stem cell lines for potential transplantation therapies and to utilize these stem cell lines to screen for novel new small molecule drugs. NSI-189 is a result of this screening technology, which we believe will be a significant treatment option for patients with depression or cognitive impairment.

Our preclinical research on NSI-189 is focused on elucidating its mechanism of action and investigating its potential utility as a broad neuroregenerative drug that promotes self-repair of various types of central and peripheral nerve degeneration. Recent preclinical data support this perspective on NSI-189 beyond the current indication of MDD. Supportive data include the finding that treatment of mouse brain slices with NSI-189 can cause within a few hours a dose-dependent enhancement of the magnitude of long term potentiation, a measure of synaptic plasticity and an in vitro biomarker of memory. Additionally, NSI-189 treatment of brain slices from mice with Angelman Syndrome-like genetic defect (which in humans leads to inherited mental retardation) restored LTP to normal levels. NSI-189 treatment of rats irradiated to induce brain injury that leads to cognitive impairment protected the brain to normal levels. These results suggest that the potential application of NSI-189 to treat diseases with cognitive impairment could be successful. Furthermore, NSI-189 was effective in the prevention and reversal of peripheral neuropathies due to diabetes in Type 1 or Type 2 diabetic mouse models, which suggest NSI-189’s broad applicability toward treating both central and peripheral neuropathies arising from diverse etiologies. We believe that these data support our future outlook for NSI-189 beyond the ongoing Phase 2 clinical trial for the treatment of MDD and beyond even the potential treatment benefit of residual cognitive impairment in depressed patients.

Our Technologies

Stem Cells

Our technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord, thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to protect such cell types and in certain cases to generate replacement cells from neural stem cells. We believe that protecting the healthy cells or replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system. We own or exclusively license over 10 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our stem cell and related medical device technologies.

Small Molecule Compounds

The inhibition of adult hippocampal neurogenesis has been implicated in a number of diseases that affect cognition and/or emotion such as major depressive disorder. Utilizing our proprietary stem cell-based screening capability, we have developed and patented a series of small molecule compounds that stimulated neurogenesis in vitro. As part of our research, we focused on small molecule compounds that could enhance the baseline level of neurogenesis in normal healthy young mice in vivo.

Subsequent research indicated that some of the small molecule compounds could stimulate the neurogenesis of hippocampus as well as increase its volume. We believed that a compound that stimulates in vitro neurogenesis, enhances in vivo neurogenesis, increases hippocampal volume, and exerts anti-depressive effects on animals could be well-suited for treating major depressive disorder. During our preclinical research, we identified NSI-189 as the lead candidate that could stimulate all four activities. Pre-clinical testing of this compound at multiple doses showed antidepressant activity at 10, 30, and 100mg/kg doses with rapid bioavailability in the brain. Histology analysis of the mouse brains suggested a bell-shaped dose-response curve, 10mg/kg and 30mg/kg being optimal for pharmacologically active concentrations and with higher doses not necessarily yielding larger biological effects. Our collaborators at Massachusetts General Hospital have presented the human data from the Phase 1b MDD safety study which showed large effect size of clinical improvement in depressive and cognitive scales. This result was unexpected given the small size of the trial and may be indicative of the drug’s promise as a therapeutic agent. We believe that NSI-189 stimulates neurogenesis and synaptogenesis in the human hippocampus.

Our portfolio of small molecule compounds which includes NSI-189 are covered by 10 U.S. exclusively owned issued and pending patents and over 60 exclusively owned foreign issued and pending patents related to our small molecule compounds.

Targeted Indications

Major Depressive Disorder (MDD)

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

Major depressive disorder, or MDD (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder), is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. MDD affects approximately 14.8 million American adults, or about 6.7 percent of the U.S. population age 18 and older in a given year. Additionally, there is a high failure rate with existing therapies. According to the STAR*D* study, 51% of subjects fail to respond to first-line therapy, 72% fail second-line therapy and 83% fail third line therapy. This creates a large unmet medical need and a significant market opportunity for alternative branded molecules such as NSI-189 for use as mono- or adjunct therapies that may replace or enhance current marketed therapies.

* Sequenced Treatment Alternatives to Relieve Depression (STAR*D) trial (Am J Psychiatry 2006; 163:1905–1917)

Amyotrophic Lateral Sclerosis (ALS)

Amyotrophic lateral sclerosis, or ALS, is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. ALS is an orphan condition in the U.S. and EU and approximately 6,400 people in the U.S. are diagnosed with the condition each year. The incidence of ALS is two per 100,000 people, and it is estimated that more than 20,000 Americans may be living with ALS at any given time. In ALS, nerve cells (neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. The condition slowly gets worse. When the muscles in the chest area stop working, it becomes hard or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. Neuralstem received orphan designation by the FDA for NSI-566 in ALS.

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

Employees

As of September 30, 2016, we had 11 full-time employees. Of these full-time employees, 7 work on research and development and clinical operations and 4 work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

During the nine months ended September 30, 2016 and 2015, we recognized approximately $8,000 of revenue in each period related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the nine months ended September 30, 2016 and 2015, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

During each of the three months ended September 30, 2016 and 2015, we recognized approximately $2,500 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research and development expenses	$3,589,793	$3,392,086	$197,707	6%
General and administrative expenses	1,329,712	1,807,934	(478,222)	(26%)
Total operating expenses	$4,919,505	$5,200,020	$(280,515)	(5%)

Research and Development Expenses

The increase of approximately $198,000 or 6% in research and development expenses for the period ended September 30, 2016 compared to the comparable period of 2015 was primarily attributable to increased spending on clinical trials associated with our on-going Phase 2 MDD study, partially offset by salary and benefits saving associated with our reduction-in-force in May and reduced manufacturing expenses

General and Administrative Expenses

The decrease of approximately $478,000 or 26% in general and administrative expenses for the period ended September 30, 2016 compared to the comparable period of 2015 was primarily due to a reduction in salaries, benefits and consulting expenses as a result of our May 2016 reduction-in-force.

Other expense

Other expense, net totaled approximately $303,000 and $440,000 for the three months ended September 30, 2016 and 2015, respectively. Other expense, net in 2016 consisted of approximately $538,000 of losses related to the fair value adjustment of our derivative instruments and $240,000 of interest expense primarily related to our long-term debt, partially offset by a gain of approximately $459,000 related to our entering into a reimbursement agreement with a former executive officer.

Other expenses, net in 2015 consisted primarily of approximately $464,000 of interest expense principally related to our long-term debt partially offset by approximately $24,000 in interest income.

Comparison of Nine months ended September 30, 2016 and 2015

Revenue

During the nine months ended September 30, 2016 and 2015, we recognized approximately $7,500 and $7,900 of revenue, respectively, related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research and development expenses	$9,130,012	$9,887,750	$(757,738)	(8%)
General and administrative expenses	5,862,374	4,925,389	936,985	19%
Total operating expenses	$14,992,386	$14,813,139	$179,247	1%

Research and Development Expenses

The decrease of approximately $758,000 or 8% in research and development expenses for the period ended September 30, 2016 compared to the comparable period of 2015 was primarily attributable to a decrease in manufacturing costs associated with producing clinical supplies of NSI-189 partially offset by an increase pre-clinical and clinical trial expenses related to the initiation of our Phase 2 MDD study.

General and Administrative Expenses

The increase of approximately $937,000 or 19% in general and administrative expenses for the period ended September 30, 2016 compared to the comparable period of 2015 was primarily due to a severance accrual and increased non-cash stock based compensation resulting from the accelerated vesting of options, both related to the resignation of our former Chief Executive Officer coupled with non-cash stock based compensation expense resulting from grants to our new Chief Executive Officer which were partially offset by a decrease in our employee bonus expense.

Research and development and general and administrative expenses for the nine months ended September 30, 2016 include approximately $312,000 and $158,000, respectively related to our May 2016 cost-reduction effort. The total $470,000 of expense is comprised of approximately $413,000 for severance and other employee payments, and $57,000 of non-cash costs for modification of employee stock options.

Other expense

Other expenses, net totaled approximately $694,000 and $1,334,000 for the nine months ended September 30, 2016 and 2015, respectively. Other expense, net in 2016 consisted of approximately $949,000 of interest expense primarily related to our long-term debt and $464,000 of fees related to the issuance of our derivative instruments, partially offset by a gain of approximately $459,000 related to our entering into a reimbursement agreement with a former executive officer of the Company and $219,000 of gain related to the change in the fair value adjustment of our derivative instruments.

Other expenses, net in 2015 consisted primarily of approximately $1,377,000 of interest expense principally related to our long-term debt partially offset by approximately $54,000 in interest income.

Liquidity and Capital Resources

Financial Condition

Our Cash and Cash Equivalent balances were approximately $5.7 million as of September 30, 2016. We believe these funds are only sufficient to fund operations through December 2016.

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

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%

Net cash used in operating activities	$(11,535,750)	$(15,032,404)	$3,496,654	23%
Net cash provided by investing activities	$7,389,182	$9,800,395	$(2,411,213)	25%
Net cash provided by financing activities	$5,105,271	$5,845,636	$(740,365)	(13%)

Net Cash Used in Operating Activities

We used approximately $11,536,000 and $15,032,000 of cash in our operating activities for the nine months ended September 30, 2016 and 2015, respectively.   The decrease in our use of cash in operating activities of approximately $3,497,000 was primarily due to reduction in cash used in our daily operations and a reduction in cash invested in working capital.

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2016 and 2015 respectively, we received approximately $7,389,000 and $9,800,000 of cash primarily in connection with the liquidation of our CDAR investments as they matured in order to fund operations.

Net Cash Provided by Financing Activities

We received approximately $5,105,000 and $5,846,000 from financing activities in the nine months ended September 30, 2016 and 2015, respectively. Net proceeds from our two financings in May 2016 of approximately $8,154,000 were partially offset by loan principal repayments of approximately $3,382,000. For the corresponding period in 2015, net cash provided in financing activities related substantially to proceeds from equity transactions.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. We currently have two shelf registration statements that are effective. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. To date, through September 30, 2016 we have sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. On June 19, 2014, our shelf registration statement (Registration No. 333-196567) registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, through September 30, 2016 we have sold or reserved for sale upon exercise of outstanding warrants approximately $16.0 million of securities under this shelf registration statement.

On September 7, 2016, we entered into a definitive securities purchase agreement with Tianjin Pharmaceutical Holdings Co., Ltd. for the private placement of $20,000,000 of our securities. The offering is expected to close during the fourth quarter of 2016 in accordance with the regulations of money transfers of the People’s Republic of China. Notwithstanding the foregoing, there can be no assurance that the transaction will close during such period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our cash and cash equivalents balance at September 30, 2016 was approximately $5.7 million. Based on our current expected level of operating expenditures, we expect these funds to be only sufficient to fund our operations through December 31, 2016. On September 7, 2016, we entered into a definitive securities purchase agreement with Tianjin Pharmaceutical Holdings Co., Ltd. for the private placement of $20,000,000 of our securities. The offering is expected to close during the fourth quarter of 2016 in accordance with the regulations of money transfers of the People’s Republic of China. Notwithstanding the foregoing, there can be no assurance that the transaction will close during such period or at all. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations.

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

We have a history of losses.

Since inception in 1996 and through September 30, 2016, we have accumulated losses totaling approximately $187,637,000. On September 30, 2016, we had a working capital deficit of approximately $1,165,000 and stockholders’ deficit of approximately $3,785,000. Our net losses for the two most recent fiscal years have been approximately $20,904,000 and $22,629,000, for 2015 and 2014, respectively, while our loss for the nine months ended September 30, 2016 was approximately $15,679,000. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2016, we had cash, cash equivalents and short-term investments on hand of approximately $5.7 million. On September 7, 2016, we entered into a definitive securities purchase agreement with Tianjin Pharmaceutical Holdings Co., Ltd. for the private placement of $20,000,000 of our securities. The offering is expected to close during the fourth quarter of 2016 in accordance with the regulations of money transfers of the People’s Republic of China. Notwithstanding the foregoing, there can be no assurance that the transaction will close during such period or at all. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have a substantial level of debt. As of September 30, 2016, we had approximately $4,953,000 in aggregate principal amount long-term indebtedness outstanding. Under our amended loan and security agreement, we were required to make monthly interest only payments through September 2015; and are required to make monthly interest and principal payments of approximately $435,000 per month from January 2016 through March 2017 and make a balloon payment for the remaining principal in April 2017. As security for such indebtedness, we have pledged substantially all of our assets, including our intellectual property. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity and require immediate repayment and lead to potential foreclosure on the assets securing the debt. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. Additionally, our amended loan and security agreement governing this loan also contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and limitations on waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the credit facility. Our failure to comply with the covenants in the amended loan and security agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt and potential foreclosure on the assets securing the debt. If we are unable to refinance or repay our indebtedness as it becomes due, including upon an event of default, we may become insolvent and be unable to continue operations.

If we are unable to submit and gain approval for a compliance plan with the Nasdaq Capital Market, our securities will be delisting.

On October 18, 2016, we received notice from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the $1.00 bid price requirement unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company has requested a hearing before the Panel, which request will stay any delisting action by the Staff until such hearing is held. At the hearing, the Company will present its plan to regain compliance with all applicable requirements for continued listing on Nasdaq.

The Company is diligently working on the plan it will present at the hearing; however, there can be no assurance that the Panel will determine to continue listing the Company’s common stock on Nasdaq or that the Company will be able to evidence compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Should Nasdaq reject the Company’s plan, the Company faces delisting of its shares on the Nasdaq Capital Market. If delisted, our shares would likely trade on the OTCQB market (“Pink Sheets”). Being delisted from the Nasdaq will likely result in difficulties in future-fund raising efforts and is likely to affect the Company’s operations and research efforts going forward. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Additionally, even if our plan is approved, we cannot be sure we will meet the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000 and $19,000 for the years ended December 31, 2015 and 2014, respectively, and $7,500 for the nine months ended September 30, 2016, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

Our product development programs are based on novel technologies in an emerging field and are inherently risky.

We are subject to the risks inherent in the development of products based on new technologies. The novel nature of therapies in the field of regenerative medicine creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies, including our stem cell based product candidates, may be more complex and lengthy than the pathway for conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all. Regenerative medicine is still an emerging field. There can be no assurances that we will ultimately produce any viable commercialized products and processes. Even if we are able to produce a commercially viable product, there may be strong competitors in this field and our products may not be able to successfully compete against them.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2016 we have issued and outstanding 114,823,460,shares of common stock and we have 66,792,486 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2016, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 118,384,054 additional shares of common stock and 7,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold from January 1, 2016 to October 31, 2016.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•	On February 15, 2016, as an inducement to Mr. Daly’s employment, we granted an inducement option to purchase 2,750,000 shares of Common Stock. The option has a term of ten (10) years, and vests as follows: (i) 687,500 options vest on the six (6) month anniversary of the grant date, (ii) 687,500 options vest on the one (1) year anniversary of the grant date and the remaining 1,375,000 options vesting quarterly over the subsequent three (3) year period such that the option will be fully vested on the four (4) year anniversary of the grant date.

•	On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 2,700,000 of common stock and 2,700,000 common stock purchase warrants at a price of $0.40 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, have an exercise price of $0.40 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and. Consequently, are being accounted for as derivative instruments recorded at fair value each period. This private placement transaction was not made pursuant to any registration statement.

•	In July 2016, we issued one of our legal advisors a common stock purchase warrant to purchase 150,000 shares of our common stock at an exercise price of $0.30 per share as partial compensation for legal work. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2021. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

•	In September and October 2016 we sold an aggregate of 98,215 shares of common stock to certain members of our management. The average purchase price for the shares was $0.31 based on the closing price of our common stock on each purchase date generating $30,000 of proceeds. The shares were issued pursuant to a plan to facilitate the ownership of our common shares by management.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: November 8, 2016	/s/ Richard Daly
Chief Executive Officer

/s/ Jonathan Lloyd Jones
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 7/9/14		10-Q	3.01(i)	001-33672	8/8/14

3.02(i)	Certificate of Designation to be filed before closing of offering with Tianjin Pharmaceutical Holdings Co., Ltd.		8-K	3.01	001-33672	9/12/216

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14
4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16
4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.13	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.14	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13
10.15**	Form of Amendment to Karl Johe Employment Agreement	8-K	10.01	001-33672	9/18/14

10.16	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.17**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.18**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.19	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.20	Amendment to General Release and Waiver of Claims with I. Richard Garr dated 6/16/2016		8-K	10.01	001-33672	6/16/16

10.21	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceutical Holdings Co., Ltd.		8-K	10.01	001-33672	9/12/16

10.22**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	*

10.23**	Form of Securities Purchase Agreement between Issuer and Richard Daly	*

31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

