Form 10-K
period 2016-12-31
Neuralstem, Inc.
filed 2017-03-23
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $30,672,818.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2017 was 11,045,480 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem” and “Registrant” refer to Neuralstem, Inc. and its subsidiary. Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock. Additionally, any reference to our “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. On January 6, 2017, we completed a one-for-thirteen reverse stock split of our common stock. All share and per share information in this report has been adjusted to reflect the reverse stock split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements and include statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 such as statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, regulatory applications and approvals, and third party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.” These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements These Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to conduct and obtain successful results from our clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately test and manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2016), unless another date is specified.

ITEM 1.	BUSINESS

Overview

We are focused on the research and development of nervous system therapies based on our proprietary human neuronal stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration or FDA, and its international counterparts to market and commercialize such therapies. We are headquartered in Germantown, Maryland.

Our technology base has produced three primary assets: our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary new chemical entity screening platform.

Our patented technologies enable the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of central nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds that we believe may be used to stimulate the brain's capacity to regenerate neurons, thereby potentially treating or reversing pathologies associated with certain nervous system conditions. This proprietary screening platform enabled our discovery of NSI-189.

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

We believe our technology base, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

Clinical Programs

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication, current stage of development and our expected future development plans:

In January 2016 we announced a strategic refocusing to concentrate our resources primarily on our NSI-189 small molecule program. As part of this refocusing, we announced that we will seek external funding to defray all, or substantially all, of the costs associated with our NSI-566 stem cell therapy program. Although we are in active conversations with a number of funding sources to achieve this goal and minimize any delay in progressing our stem cell therapy programs, there can be no assurance that any such funding source will ultimately be secured.

NSI - 189 (Small Molecule Pharmaceutical Compound).

Our lead asset, NSI-189, is a novel new chemical entity. NSI-189 is currently in an ongoing Phase 2 clinical trial for the treatment of major depressive disorder (MDD).

Research indicates that there may be a link between impaired hippocampal neurogenesis and psychiatric disorders such as depression. We believe that NSI-189 may provide an effective treatment for patients suffering from MDD by promoting synaptogenesis or neurogenesis in the hippocampus. Results to date indicate that NSI-189 promotes neurogenesis in rodents and exerts anti-depression effects in MDD patients1. NSI-189 stimulates neurogenesis of human hippocampus derived neural stem cells in vitro and stimulates neurogenesis in mouse hippocampus in vivo therefore we believe NSI-189 may be a powerful anti-depressant. NSI-189 is believed to have a highly specific effect in the hippocampus, a well-known neurogenic region in adult CNS.

In a Phase 1B study in subjects with MDD, NSI-189 showed strong potential for efficacy on both depression and cognition scales. Additionally, data from the study indicated that the compound appears to impart a durable effect. While the mechanism of action is not yet fully understood, our data suggest that NSI-189 works by a different mechanism of action than current therapies. Accordingly, we believe that NSI-189 may have a better therapeutic response as well as a favorable side-effect profile when compared to currently marketed products.

We are currently conducting a Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD in an outpatient setting. The study is designed to randomize 220 subjects in three cohorts (two active doses plus placebo), at 12 select trial sites. The trial design incorporates strategies to limit placebo effect. These include using experienced trial sites, a placebo-reducing pre-screen process, and a second confirmatory diagnostic interview performed remotely by the Massachusetts General Hospital (MGH).

__________________________

1 Fava M, et al. Molecular Psychiatry , 8 Dec 2015; doi: 10.1038/mp.2015.178

Study subjects are randomized to three cohorts: NSI-189 40 mg twice daily (BID), NSI-189 40 mg once daily (QD), or placebo. After the initial screening period, the dosing portion of the trial is 12 weeks in duration. There is a two week wash out period for those subject enrolled that were taking an anti-depressant at the time of screening. The primary endpoint is measurement on the Montgomery-Asberg Depression Rating Scale (MADRS). Secondary endpoints include scores on the Hamilton Depression Rating Scale (HAM-D), Symptoms of Depression Questionnaire (SDQ), the MGH Cognitive and Physical Functioning Questionnaire (CPFQ), the Clinical Global Impression-Severity (CGI-S) scale, the Clinical Global Impression of Improvement (CGI-I) scale, and two computerized cognition measurements; Cogstate Brief Battery, and CogScreen. The study is 80% powered to show an improvement in the primary endpoint, compared to placebo, with an effect size of Cohen’s d=0.5 (p ≤ 0.05). Subjects eligible for the study must be diagnosed with major depressive disorder, recurrent, as per Diagnostic and Statistical Manual of Mental Disorders V2, (DSM-V), scoring 20 or greater on the MADRS, at screening and baseline and experiencing at least one eight-week MDD episode. The MADRS score will be confirmed to be 20 or greater via remote SAFER interview by an independent rater prior to the baseline visit. After the 12-week trial period, eligible subjects are given the opportunity to enroll in a separate six-month observational study to assess the durability of effect defined as the time until the start of a new antidepressant treatment (ADT). Both the interventional and the observational studies are being conducted under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

We enrolled the first subject in May 2016. In September, 2016 we announced that we had achieved 50% enrollment. In February, 2017 we announced that we had completed enrollment in the study. We expect to release the results of this study during the third quarter of 2017.

Major Depressive Disorder (MDD)

Major depressive disorder (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. MDD is the leading cause of disability in the U.S. for persons age 15 to 44. In 2015, an estimated 16.1 million adults aged 18 or older in the United States had at least one major depressive episode in the prior year. This number represented 6.7% of all U.S. adults3. Treatment of MDD is characterized by a high rate of patient turnover due to low efficacy and high side-effects. It is estimated that 67% of patients will fail their first line therapy, 75% will then fail their second line prescription and 80% will then fail their third line prescription4. These factors combine to create a significant opportunity for a differentiated therapeutic agent, particularly one that may act through a novel mechanism of action.

Early Clinical Experience with NSI-189

Phase 1 Pharmacokinetics and Safety in Healthy Subjects

In February of 2011 we commenced a two-part Phase 1A clinical trial to evaluate the safety and pharmacokinetics of NSI-189 in healthy volunteers. The first part of the study enrolled thirty-one healthy male and female subjects into a single ascending dose phase. Subjects were administered a single dose (40mg, 60mg, or 80mg) of NSI-189 or placebo. In the second part of the study, 10 subjects received single doses of 40mg oral NSI-189 under fed and fasting conditions in an open label cross-over design. All subjects completed the study. There were no clear gender effects on NSI-189 pharmacokinetics. No dose-limiting toxicity was observed, and no serious adverse events (AE) were noted. All AEs were considered mild in intensity and none were considered to have a reasonable causal relationship to study drug. NSI-189 was found to be safe and well tolerated at the tested doses.

In December of 2011, we received authorization from the FDA to commence a Phase 1B randomized, double-blind, placebo-controlled, multiple-dose escalation study to evaluate safety, tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) effects of NSI-189 phosphate in subjects5 with MDD. The primary outcome measure was to assess drug safety by number and severity of adverse events in drug versus the placebo group. A safety protocol also included a comparison between NSI-189 and placebo of vital signs, standard physical examination, ECG, EEG, standard clinical laboratory tests (hematology and biochemistry), standard neurological exam and the Columbia Suicide Severity Rating Scale. Secondary measurements included pharmacokinetics, and exploratory assessments included clinical scales such as the MADRS, CGI-I, SDQ, and the MGH CPFQ.

__________________________

2 American Psychiatric Association. Diagnostic and Statistical Manual of Mental Disorders. 5th ed. Washington, DC: American Psychiatric Association; 2013.

3 https://www.nimh.nih.gov/health/statistics/prevalence/major-depression-among-adults.shtml. Accessed February 13, 2017.

4 Rush AJ, Fava M, et al; STAR#D Investigators Group.Sequenced Treatment Alternatives to Relieve Depression (STAR*D); rationale and design Control Clin Trials. 2004 Feb;25(1):119-42

5 https://www.clinicaltrials.gov/ct2/show/NCT01520649?term=neuralstem&rank=3

Criteria for subjects to be eligible to participate in the study included: a MADRS score of 15 to 30, inclusive, at screening and baseline; and diagnosed with MDD, or recurrent MDD, per DSM-IV-TR criteria and reconfirmed by SCID-CT. Subjects must have had at least two prior depressive episodes and have been currently or had historically been treated with antidepressants. The first cohort received 40 mg QD, the second cohort 40 mg BID, and the third cohort 40 mg three times per day (TID). 24 subjects with MDD were studied, with their diagnosis and illness severity confirmed through an independent, remote SAFER interview from Massachusetts General Hospital Clinical Trial Network, Inc. (MGH CTNI) raters. Each cohort included at least 3 female subjects. Each subject underwent a screening for eligibility (Day -37 to Day -6 or -3) and eligible subjects were admitted into the unit on Day -5 to complete their wash-out before being confirmed for eligibility and for baseline assessments. Eligible subjects received daily dosing of investigational medicinal product (NSI-189 Phosphate or placebo) for 28 days starting on Day 1 and were followed for safety, PK, and PD until discharge. Subjects returned to the unit for extensive follow-up on Day 56 (± 3) and Day 84 (± 3) (End-of-study).

Trial data was presented in June 2014 at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP), and published in the journal Molecular Psychiatry (Fava et al., 2015). NSI-189 was well tolerated and there were no serious (grade 4 or 5) adverse events.

At the end of dosing, efficacy measurements showed statistically significant improvement over placebo on one subject-reported depression scale (SDQ) and one subject-reported cognition scale (CPFQ) and showed a medium to large size effect on all scales studied6.

Efficacy measurements (MADRS, SDQ, CGI-I and, CPFQ), showed a promising reduction in depressive and cognitive symptoms across all measures with statistically significant improvement in the SDQ and CPFQ scales, and a medium to large effect size for all measures at the cessation of dosing (day 28). These improvements persisted to day 84, 8 weeks after cessation of drug administration. In particular, depression symptoms showed a significant decrease at day 28 as measured by SDQ (P=0.02), with large effect size (Cohen's d = 0.90), which persisted to day 84, 8 weeks after cessation of drug administration (P=0.03), also with large effect size (Cohen's d = 1.10). In addition, CPFQ also showed a significant decrease at day 28 (P= 0.01) with large effect size (Cohen's d = 0.94) and at day 84, (P<0.01, Cohen's d = 1.20).

__________________________

6 Size effect, as measured by Cohen’s d” or “d” is a validated statistical measure of the separation between treatment group(s) and control. Differences of 0.2 are considered ‘small’, 0.5 are considered ‘moderate’ and 0.8 are considered ‘large’.

In summary, NSI-189, a novel neurogenic compound, has shown promise as a potential treatment for MDD in this Phase 1B, double-blind, randomized, placebo-controlled, multiple-dose study. It is our belief that NSI-189 may have a significant benefit on depressive and cognitive symptoms in patients with MDD and other related disorders.

Pre-Clinical Experience with NSI-189

Our preclinical research on NSI-189 is focused on elucidating its mechanism of action and investigating its potential utility as a broad neuroregenerative drug that can prevent or reverse various types of central and peripheral nerve degeneration and may have a significant cognitive benefit in diseases that impact memory and cognition. Recent preclinical data support the potential benefits of NSI-189 in indications beyond MDD.

Supportive data include the following results obtained in collaboration with academic partners:

1.	NSI-189 and cognition:
•	Treatment of normal mouse brain slices with NSI-189 produced a concentration and time dependent increase in the magnitude of long-term potentiation (LTP) and short-term potentiation (STP), a measure of synaptic plasticity which is an in vitro biomarker of memory[7].
•	NSI-189 treatment of brain slices from mice with a genetic defect that models Angelman Syndrome (which in humans leads to inherited mental retardation) restored LTP to normal levels[7].
•	NSI-189 treatment preserved brain function and hippocampal proliferation at normal levels in a rat model of cognitive impairment induced by irradiation[8].

2.	NSI-189 and neuroregeneration[9]:
•	NSI-189 proved to be effective in the prevention and reversal of peripheral neuropathies in a mouse model of Type 1 diabetes and in the prevention of peripheral neuropathies in a mouse of Type 2 diabetes. Data from these studies, which includes reversal of neuropathic pain and decreased nerve conductance associated with the onset of diabetic symptoms, suggest that NSI-189 may have broad applicability in the treatment of central and peripheral neuropathies arising from diverse etiologies.

3.	NSI-189 and neurogenesis[10].
•	Oral administration of NSI-189 to rats with ischemic stroke led to a significant recovery from motor deficit. The improvements were maintained post cessation of dosing for the additional 12 week observational period. The sustained improvement suggests that NSI-189 initiated a host brain repair mechanism enabling tissue remodeling of the stroke brain. In cultured rat hippocampal cells, NSI-189 led to the upregulation of growth factors such as Stem Cell Factor (SCF) and Brain Derived Neurotrophic Factor (BDNF), as well as increasing neurite outgrowth.

__________________________

7 Liu Y, Hefferan MP, Johe K, Bi X, Baudry M. NSI-189, a Neurogenic Compound, Enhances Short-term and Long-term Potentiation in C57BL/6 Mice and Reverses LTP Impairment in a Mouse Model of Angelman Syndrome. 2016 Annual Meeting of the Society for Neuroscience.

8 Allen BD, Acharya MM, Lu CL, Giedzinski E, Parihar VK, Hefferan M, Johe KK, Limoli CL. Reversal of Radiation-Induced Cognitive Impairment by Oral Administration of Neurogenic Small Molecule Compound NSI-189. 2016 Annual Meeting of the Radiation Research Society.

9 Johe K, Marquez A, Anaya C, Kifle B, Muttalib N, Jolivalt CG, Hefferan M, Calcutt NA. Therapeutic Efficacy of NSI-189 in Diabetic Mice. 2016 Annual Meeting of the Diabetic Neuropathy Study Group of the EASD (European Association for the Study of Diabetes)

10 Tajiri N, et al. NSI-189, a Small Molecule with Neurogenic Properties, Exerts Behavioral and Neurostructural Benefits in Stroke Rats” Journal of Cellular Physiology 232 (2017): accessed February 13, 2017, DOI: 10.1002/jcp.25847

We believe that these data support our view that NSI-189 may be effective in the treatment of a broad range of cognitive and neuroregenerative applications.

Mechanism of Action Studies with NSI-189

Evidence to date suggests that NSI-189 has a novel mechanism of action when compared to currently marketed therapies. Screening assays indicate that NSI-189 does not bind appreciably to known neurotransmitter receptors or transporters. These tests have included 48 neurotransmitter related receptors, ion channels, and enzymes, plus in excess of 450 protein kinases. The resulting data lead us to believe that NSI-189 acts via a mechanism that is distinct from currently marketed SSRI, SNRI, or NDRI compounds

Discovery of NSI-189: Our Proprietary and Novel Screening Platform

NSI-189 was discovered using our stem cell-based screening platform. Our human neural stem cell lines form the foundation for functional cell-based assays used to screen for small molecule compounds that can impact biologically relevant outcomes such as neurogenesis, synapse formation, and protection against toxic insults. We have developed over 300 unique stem cell lines representing multiple different regions of the developing brain and spinal cord at multiple different time points in development, enabling the generation of almost unlimited numbers of physiologically relevant human neural cells for screening, target validation, and mechanism-of-action studies. This platform provides us with a unique and powerful tool to identify new chemical entities to treat a broad range of nervous system conditions.

The discovery process for NSI-189 started with the initiation of a high content screen of 10,269 small molecules and led to the identification of 16 compounds that were capable of inducing neurogenesis, the birth of new neurons in hippocampal stem cells in culture. These 16 compounds were then tested for toxicity in vitro and in mice, and were evaluated for their ability to induce neurogenesis in healthy adult mice after oral administration. Seven of the starting 16 compounds, representing three structural classes, were advanced as orally active neurogenic leads. Compounds were evaluated in three mouse models of depression and NSI-189 was advanced as the lead small molecule candidate due to its anti-depressant behavioral effect, and its ability to both induce hippocampal neurogenesis and increase hippocampal volume.

NSI - 566 (Stem Cells)

The human central nervous system (CNS) has limited capacity for regeneration following injury or the onset of disease. Traditional therapies have mainly focused on minimizing the progression or symptoms of CNS disease or injury, but have not been effective at repairing the underlying cause of such disease. The focus of our cell therapy initiatives is the regeneration of neural function which has been lost to disease or injury. We believe that replacing or supplementing damaged or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system.

Our proprietary technology enables the isolation and large-scale expansion of regionally specific neural stem cells from all areas of the developing human brain and spinal cord, and enables the generation of commercially useful quantities of highly characterized allogeneic human neural stem cells that can be transplanted into patients to mitigate the consequences of CNS diseases or injury. We have developed and optimized processes that allow us to manufacture these cells under Good Manufacturing Practices or cGMP compliant conditions as required by the FDA for use in clinical trials, and have generated cell banks which we believe are sufficient to provide material to meet all our requirements through to completion of Phase 3 studies. We have exclusive licenses for manufacture and use of the surgical platform and cannula that enable administration of the cells to the spinal cord for treatment utilizing our stem cells. Based on our preclinical data we believe that our human neural stem cells will differentiate into neurons and glia after grafting into the patient and will replace the function of cells lost to disease or injury.

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), stroke, and spinal cord injury. To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS, a Phase1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke, and a Phase 1 safety study in subjects with chronic spinal cord injury or cSCI. Each of these studies are currently evaluating patients in a long-term follow-up stage.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2016 the Centers for Disease Control and Prevention estimated that between 14,000 and 15,000 Americans have ALS11. In ALS, nerve cells (motor neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patients’ remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We received orphan designation by the FDA for NSI-566 in ALS.

Motor Deficits Due to Ischemic Stroke

Ischemic stroke, the most common type of stroke, occurs as a result of an obstruction within a vessel supplying blood to the brain. Annually, approximately 15 million people worldwide suffer stroke12, of which it is estimated that 87% are ischemic strokes13. Post-stroke motor deficits include paralysis in arms and legs and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by both creating new circuitry in the area of injury and through repairing and or nurturing diseased cells to improve function in patients.

Chronic Spinal Cord Injury

Spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease, although in some cases it can be the result of diseases. It is estimated that there are 17,00014 new cases of SCI per year and that at any given time, there are between 243,000 and 347,000 people in the United States that are living with SCI14. Chronic spinal cord injury refers to the time after the initial hospitalization. SCIs are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrating injuries such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for chronic spinal cord injury by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

Clinical Experience with NSI-566

Amyotrophic Lateral Sclerosis

In January 2010, we commenced a Phase 1 trial of NSI-566 in ALS at Emory University in Atlanta, Georgia. The purpose of the trial was to evaluate the safety of our proposed treatment and procedure in a total of 15 subjects. The dosing of subjects in the Phase 1 trial, as designed, was completed in August of 2012. We commenced a Phase 2 clinical trial in subjects suffering from ALS in September of 2013 to further test the feasibility and safety of the treatment and procedure, and maximum tolerated dose of cells. The Phase 2 dose escalation trial enrolled 15 ambulatory subjects in five different dosing cohorts. Each patient in the final cohort had two separate surgeries.

We have completed all of the transplantations and the observation period of six months after the last surgery concluded in January 2015. The Phase 2 ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections over two surgeries. In September 2015, nine-month Phase 2 and combined Phase 1 and Phase 2 data from our ALS trials were presented at the American Neurological Association Meeting by principal investigator Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations

__________________________

11 https://www.ninds.nih.gov/Disorders/Patient-Caregiver-Education/Fact-Sheets/Amyotrophic-Lateral-Sclerosis-ALS-Fact-Sheet. Accessed February 17, 2017

12 http://www.world-heart-federation.org/cardiovascular-health/stroke/. Accessed February 13, 2017

13 https://www.cdc.gov/stroke/facts.htm. Accessed February 13, 2017

14 Spinal Cord Injury Facts and Figures at a Glance,” National Spinal Cord Injury Statistical Center, accessed March 6, 2017. https://www.nscisc.uab.edu

Ischemic Stroke

During the fourth Quarter of 2013 we commenced a human clinical trial for treatment of motor deficits due to ischemic stroke. The trial is being conducted at BaYi Brain Hospital in Beijing, China utilizing our spinal cord stem cells. This Phase 1 multiple dose escalation study is intended to evaluate safety of direct injections of NSI-566 into the brain. The Phase 1 portion of the trial was designed to confirm the maximum safe tolerated dose.

In March, 2016, we completed dosing the final planned cohort, for a total of nine subjects. Subjects are currently being monitored through their 24 month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

To date, the Ischemic Stroke program has been funded substantially by Neuralstem.

Chronic Spinal Cord Injury

During the first quarter of 2013, we received authorization from the FDA to commence our proposed Phase 1 clinical trial to treat chronic spinal cord injury. The trial, which is taking place at The University of California, San Diego or UCSD, commenced during the third quarter of 2014 and the first subject was treated in October 2014. The study enrolled four AISA A15 thoracic spinal cord injury subjects (motor and sensory complete), one to two years post-injury at the time of stem cell treatment. In January of 2016 we reported six month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events. A self-reported ability to contract some muscles below the level of injury in one of the four subjects treated was confirmed via clinical and electrophysiological follow-up examinations. All subjects will be followed for five years.

FDA has approved the protocol amendment to treat an additional cohort of four cervical spinal cord injury patients.

Substantially all of the clinical costs of this study have been, and will continue to be, funded by grants arranged through UCSD.

Pre-Clinical Experience with NSI-566 and other candidates for our stem cell pipeline

Our preclinical studies with NSI-566 have served to provide a solid foundation for our ongoing clinical trials by demonstrating performance and efficacy of this cell line in animal models for ALS (Yan et al., 2006; Hefferan et al., 2011; Xu et al., 2006; Xu et al., 2009; Xu et al., 2011), spinal cord injury (Cizkova et al., 2007; Lu et al., 2012; van Gorp et al., 2013), and ischemic stroke (Tajiri et al., 2014), and demonstrated safety in large animals (Usvald et al., 2010; Raore et al., 2011). Additional studies involving NSI-566 or other proprietary cell lines are directed at identifying new therapeutic candidates.

In addition to NSI-566 we have developed an inventory of over 300 unique stem cell lines. These stem cell lines include cortex, hippocampus, midbrain, hindbrain, cerebellum, and spinal cord. We believe these lines possess unique properties and represent candidates for both transplantation-based strategies to treat disease and for screening of compound libraries to discover novel drug therapies.

•	NSI-566: Traumatic Brain Injury (TBI).

TBI occurs when a sudden mechanical force induces damage to the brain. TBIs result in cognitive and motor deficits or death. Damage may come from the forceful collision of the skull with a solid object, such as during a fall or car accident, or may be caused by an object penetrating the skull and disrupting brain tissue. The Company is in the midst of a collaboration with investigators at the Miami Project to Cure Paralysis to determine if transplantation of NSI-566 can lead to an improvement in motor function in an animal model for penetrating TBI.

•	HK532-IGF-1: Alzheimer’s disease (AD).

Neuralstem’s HK532-IGF-1 is a proprietary line of cortical neural stem cells engineered to express insulin-like growth factor-1 (IGF-1), which has been shown to have wide-ranging neuroprotective properties. AD is a progressive neurodegenerative disorder of the brain that leads to cognitive decline and memory loss which is the most common cause of dementia in older adults. Researchers at the University of Michigan evaluated the ability of the human neural stem cell line HK-532.IGF1 to reverse the cognitive impact of neurodegeneration in a mouse model of AD (McGinley et al., 2016). Animals with HK532-IGF-1 transplanted in the peri-hippocampus, performed better on hippocampal-dependent behavioral tasks than untreated mice, demonstrating both enhanced learning cognitive processes and memory consolidation.

__________________________

15 “ASIA”; American Spinal Injury Association. A = Complete: No sensory or motor function is preserved in sacral segments S4-S5

•	NSI-777: Multiple Sclerosis (MS) and demyelinating diseases.

In the case of MS and other demyelinating diseases, the myelin sheath that wraps and insulates axons in the central nervous system can become damaged, leading to inefficient transmission of signals along the nerves of the brain and spinal cord. This loss of conductivity may lead to profound symptoms, including loss of vision, sensation, and muscle strength, Myelin is generated in the CNS by a neural cell type called oligodendrocytes. The Company has developed a human neural stem cell line, NSI-777, that gives rise to large quantities of these myelin-generating cells after grafting in animals. In collaboration with researchers at Johns Hopkins University, we have recently shown16 that NSI-777 has high capacity for myelinating axons after grafting into animal models for demyelination. We will continue to pursue NSI-777 to further develop this candidate for potential use in treatment of human demyelinating diseases.

Our Technologies

Stem Cells.

Our stem cell based technology has both therapeutic and screening characteristics.

From a therapeutic perspective, our stem cell based technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system.

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell derived screening capability, we have discovered and patented a series of small molecule compounds. We believe our low molecular weight compounds can efficiently cross the blood/brain barrier. In mice, research indicated that these compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe these compounds may promote synaptogenesis or neurogenesis in the human hippocampus in indications such as MDD.

Research

Substantial resources have been and will be devoted to our research programs. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third party laboratories and consulting companies under our direct supervision, and through collaboration with academic institutes.

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds and our clinical supply of stem cells to cGMP compliant third party manufacturers. We manufacture neural stem cells in-house for use in our research and collaborative programs.

Intellectual Property

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the basis for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our small molecule compounds. Our issued patents have expiration dates ranging from 2017 through 2034. Two of our original patents covering methods and composition of matter associated with our stem cell technologies expired in 2016. In our opinion the expiration of these patents is not material to our intellectual property.

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

__________________________

16 Hefferan M, Schwartz K, Hazel T, Johe K, Levy M. Remyelinating Human Oligodendrocyte Progenitors for Regenerative Treatment of Demyelinating Diseases and Spinal Cord Injury. 2016 Annual Meeting of the Society for Neuroscience.

In addition to patenting our technologies, we also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information, including the use of confidentiality agreements with our employees, consultants and certain of our contractors.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

  Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with Good Laboratory Practices (GLPs), and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
  Submission of the results of these studies to the FDA as part of an Investigational New Drug (IND) application, which must become effective before clinical testing in humans can begin;
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

For additional information about governmental regulations as well as risks related to our business that could affect our planned and intended business operations, see the “Risk Factors” Section of this Annual Report.

Employees

As of January 31, 2017, we had eleven (11) full-time employees. Of these full-time employees, seven (7) work on research and development and clinical operations and four (4) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware in 2001. Our principal executive offices are located at 20271 Goldenrod Lane, Germantown, Maryland 20876, and our telephone number is (301) 366-4841. Our website is located at www.neuralstem.com.

We have not incorporated by reference into this report the information in, or that can be accessed through, our website and you should not consider it to be a part of this report.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through December 31, 2016, we have accumulated losses totaling approximately $193,033,000. On December 31, 2016, we had a working capital surplus of approximately $13,571,000 and stockholders’ equity of approximately $11,331,000. Our net losses for the three most recent fiscal years have been approximately $21,075,000, $20,904,000 and $22,629,000 for 2016, 2015 and 2014, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2016, we had cash, cash equivalents and short-term investments on hand of approximately $20.2 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Our auditors previously expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report issued in connection with our December 31, 2015 financial statements included an explanatory paragraph indicating that conditions existed that raised substantial doubt about our ability to continue as a going concern. During 2016 we raised an aggregate of $29.1 million through the sale of our securities which is sufficient to fund our planned operations for at least one year from the date of this filing. As a result, our auditors’ report with respect to our December 31, 2016 financial statements does not contain a paragraph indicating a going concern uncertainty.

Although we believe that we will be able to raise additional capital in the future there can be no assurance we will be successful in these efforts. Moreover, although our auditors’ report issued in connection with our December 31, 2016 financial statements does not contain a paragraph indicating a going concern uncertainty, there can be no assurance that any future auditors’ report will not contain such language.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since its inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of its common stock and/or obtaining debt financing.

Our cash and cash equivalents balance at December 31, 2016 was approximately $20,195,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the second quarter of 2018. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient financing to fund our operations.

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

Our proposed products are not likely to be commercially available for at least several years, if at all. Our development schedules for our proposed products may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our product candidates could result either in the shortening of the commercial lives of such products or in their being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any of our proposed product candidates.

Our business relies on technologies that we may not be able to commercially develop and we are unable to predict when or if we will be able to earn revenues.

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $16,000, $10,000 and $19,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

We are subject to the risks inherent in the use and development of experimental surgical devices and procedures. We have limited experience with medical devices and must rely on outside consultants and manufacturers to develop and seek any required approvals for the device we use in connection with our stem cell therapy program. Additionally, the surgical procedure required to administer our stem cell therapy is experimental, highly invasive and is required to be performed by highly experienced neurosurgeons who have received special training. We cannot guarantee consistent and safe performance of the device or the surgical procedure. A surgery related adverse event may result in a clinical hold and may have long-term and damaging effects on our ability to complete development of the stem cell therapy programs, including the completion of any ongoing or planned clinical trials. Even if one or more of our programs is successful and receives marketing approval from a regulatory authority, due to the specialized nature of the device and surgical procedure, there may not be sufficient train surgeons to administer our therapy.

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

Our reliance on third parties to manufacture and store our stem cells and small molecule compounds could adversely impact our business.

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

The manufacture of our therapeutic products is a complicated and difficult process, dependent upon substantial know-how and subject to the need for continual process improvements. In addition, our suppliers’ ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials is uncertain. Additionally, many of the materials that we use to prepare our cell-based products are highly specialized, complex and available from only a limited number of suppliers. The loss of one or more of these sources would likely delay our ability to conduct planned clinical trials and otherwise adversely affect our business.

If we are unable to complete pre-clinical and clinical testing and trials or if clinical trials of our product candidates are prolonged, delayed, suspended or terminated, our business and results of operations could be materially harmed.

We are currently in clinical trials for NSI-566 and NSI-189, two of our product candidates, with regard to multiple indications. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the clinical trial site IRBs, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors. Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial. We do not know whether our clinical trials will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be jeopardized. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

The results of pre-clinical studies and clinical trials may not be predictive of the results of our later-stage clinical trials and our proposed products may not have favorable results in later-stage clinical trials or receive regulatory approval.

Seemingly positive results from pre-clinical studies or our Phase 1 and Phase 2 trials should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase 1 and Phase 2 studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We depend on a limited number of employees and consultants for our continued operations and future success.

We are highly dependent on a limited number of employees and outside consultants.  Although we have entered into employment and consulting agreements with these parties, these agreements can be terminated at any time.  The loss of any of our employees or consultants could adversely affect our opportunities and materially harm our future prospects.  In addition, we anticipate growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing.  We anticipate the need for additional management personnel as well as the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development our business.

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

Product liability claims could result in substantial litigation costs and damage awards against us. We attempt to mitigate this risk by obtaining and maintaining appropriate insurance coverage. Historically, we have obtained liability insurance that covers our clinical trials. If we begin commercializing products, we will need to increase our insurance coverage. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our potential liabilities.

We currently rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacture of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. At present, we outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical work, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, GTPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

In January, 2017 we undertook a 1-for-13 reverse stock split in order to regain compliance with Nasdaq minimum bid-price listing standards. On October 18, 2016, we received notice from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the $1.00 bid price requirement. At the time of receipt of notification from Nasdaq, we had been non-compliant with the minimum bid price requirement for in excess of 180 days. While our 1-for-13 reverse stock split has enabled us to regain compliance with Nasdaq minimum bid price requirements, we cannot be sure we will meet the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2016 we have issued and outstanding 11,032,858 shares of common stock and we have 9,026,609 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2016, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 279,940,533 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Risks Related to Our Reverse Stock Split

Our reverse stock split may adversely affect the liquidity of our common stock.

On January 6, 2017, we completed a 1:13 reverse stock split and as a result, the liquidity of the shares of our common stock may be affected adversely given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

The market price of our common stock may further decline.

Historically, after a reverse stock split, the market price of a company’s shares declines. On January 6, 2017 we completed a 1:13 reverse stock split. Immediately after the reverse stock split, the price of our common shares was $4.00. As of March 17, 2017, the price of our common stock had increased to $5.71. Although our stock price has increased, there can be no assurance that the price of our common stock will not decline in the future.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing or new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

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

We currently operate two facilities located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 1,500 square feet. This license provides for monthly payments of approximately $5,500 per month with the term expiring on December 31, 2017.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,000 and expires on August 31, 2019.

In 2016, we entered into a license for an Incubator Laboratory Facility in Urbana, Illinois. The license provides for monthly payments of $1,800, expires on December 31, 2019 and can be terminated by us upon 90 days written notice. In January, 2017 we served notice to terminate this lease and relinquish the property.

We lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

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

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol "CUR." The following table sets forth, for the periods indicated, the high and low sale prices for our common stock. The prices are adjusted to retroactively, where applicable, to reflect the 1:13 reverse stock split that was effective on January 6, 2017.

	High	Low
2016
First Quarter	$14.17	$6.77
Second Quarter	$10.40	$3.25
Third Quarter	$4.52	$2.47
Fourth Quarter	$4.52	$2.86

2015
First Quarter	$50.96	$23.14
Second Quarter	$31.07	$18.98
Third Quarter	$26.26	$13.26
Fourth Quarter	$17.55	$12.74

Holders

As of February 28, 2017 our common stock was held by approximately 315 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of certain agreements to which we are a party.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2016.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price for Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Plan, as amended and restated	36,926	$30.79	-
2007 Stock Plan	461,666	$40.24	-
2010 Equity Compensation Plan	988,719	$16.84	30,433
Equity compensation plans not approved by security holders
Inducement Plan	211,539	$8.97	250,000
Total	1,698,850	$22.52	280,433

Equity Compensation Plans Not Approved by Security Holders

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of awards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 461,539 shares of common stock to new employees of the Company. As of December 31, 2016, 211,539 grants have been made pursuant to the Plan. The plan is intended to qualify as an inducement plan under NASDAQ Listing Rule 5635(c)(4) and accordingly, the Company did not seek stockholders approval.

Recent Sales or Issuances of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

  On February 15, 2016, as an inducement to Mr. Daly’s employment, we granted an inducement option to purchase 211,539 shares of Common Stock. The option has a term of ten (10) years, and vests as follows: (i) 52,885 options vest on the six (6) month anniversary of the grant date, (ii) 52,885 options vest on the one (1) year anniversary of the grant date and the remaining 105,769 options vesting quarterly over the subsequent three (3) year period such that the option will be fully vested on the four (4) year anniversary of the grant date.

  On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 207,693 of common stock and 207,693 common stock purchase warrants at a price of $5.20 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, had an exercise price of $5.20 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and. Consequently, are being accounted for as derivative instruments recorded at fair value each period. Pursuant to this provision, the exercise price of the warrants was reduced to $3.25 per share based on the December 9, 2016 transaction. This private placement transaction was not made pursuant to any registration statement. Upon closing of the private placement with Tianjin Pharmaceutical Holdings Co., Ltd. (see below), the exercise price of these warrants automatically adjusted to $3.25 per share.

  In July 2016, we issued one of our legal advisors a common stock purchase warrant to purchase 11,539 shares of our common stock at an exercise price of $3.90 per share as partial compensation for legal work. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2021. Any vested portion of the warrant can be exercised after 6 months from the issuance date on a cashless basis at any time that the shares underlying the warrant are not subject to a registration statement. The warrant provides for an adjustment to the purchase price and number of shares underlying the warrant upon stock dividends and splits. The warrant does not contain any price protection provisions with regard to subsequent financings.

  At various times from September 2016 through February 2017 we sold an aggregate of 18,216 shares of common stock to certain members of our management. The average purchase price for the shares was $3.84 based on the closing price of our common stock on each purchase date generating $70,000 of proceeds. The shares were issued pursuant to a plan to facilitate the ownership of our common shares by management.

  On December 9, 2016, we closed a strategic investment in our securities by Tianjin Pharmaceutical Group International Holdings Co., Ltd. for the purchase of 2,192,308 shares of common stock at $3.29 per share and 1,000,000 shares of Series A 4.5% Convertible Preferred Stock at $12.7895 per share. The Series A 4.5% Convertible Preferred Stock is convertible into 3,888,568 shares of the Company’s common stock subject to certain ownership limitations. We received gross proceeds of $20,000,000 and net proceeds of approximately $19,904,000.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2017.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2016 to the comparable period of 2015.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the research and development of nervous system therapies based on our proprietary human neuronal stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration or FDA, and its international counterparts to market and commercialize such therapies. We are headquartered in Germantown, Maryland and have a wholly-owned subsidiary in China, Suzhou Neuralstem Biopharmaceutical Co. Ltd., or Neuralstem China.

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

Trends & Outlook

We generated no revenues from the sale of our proposed therapies for any of the years presented. We are mainly focused on successfully managing our current clinical trials. We are also pursuing pre-clinical studies on other central and peripheral nervous system indications in preparation for additional clinical trials.

We recognized $16,000 and $10,000 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties in each of the years ended December 31, 2016 and 2015 respectively.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our small molecule compounds and licensing fees and royalties from our cell based therapies. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of clinical trial expenses, including; payments to clinical trial sites that perform our clinical trials and clinical research organizations (CROs) that help us manage our clinical trials; manufacture of our small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research; personnel costs for research and clinical personnel; and other costs including research supplies and facilities.

We focus on the development of treatment candidates with potential uses in multiple indications, and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed with clinical and pre-clinical programs.

We have formed a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with our operations including; finance, human resources, information technology, public relations and costs associated with maintaining a public company listing, legal, audit and compliance fees, facilities and other external general and administrative services.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2016 and 2015, no significant impairment losses were recognized.

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

Comparison of Our Results of Operations for the Year Ended December 31, 2016 and 2015

Revenue

During each of the years ended December 31, 2016 and 2015, we recognized revenue of $10,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, in 2016 we received approximately $6,000 of royalties related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for 2016 and 2015 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Operating Expenses
Research & development costs	$13,155,887	$12,637,278	$518,609	4%
General & administrative expenses	7,497,202	6,529,667	967,535	15%
Total expense	$20,653,089	$19,166,945	$1,486,144	8%

Research and Development Expenses

The increase of approximately $519,000 or 4% in research and development expenses was primarily attributable to a $257,000 increase in salaries, benefits and related costs, a $374,000 increase in share based compensation partially offset by reductions in travel and entertainment and facilities and related expenses. The increase in salaries and related was due to severance payments made as a result of our reduction in force in May together with an increase in bonus accrual year over year, partially offset by a reduction in ongoing payroll costs.

General and Administrative Expenses

The increase of approximately of approximately $968,000 or 15% in general and administrative expenses was primarily attributable to a $494,000 increase in legal and professional fees associated with company financing product licensing and Nasdaq compliance efforts, a $121,000 increase in share based compensation and a $268,000 increase in salaries and benefits due to severance payments made as a result of the resignation of our former chief executive officer in March and our reduction in force in May together with an increase in bonus accrual year over year.

Other income (expense)

Other expense, net totaled approximately $438,000 and $1,747,000 and in the years ended December 31, 2016 and 2015, respectively. Other expense, net in 2016 consisted of approximately $1,141,000 of interest expense primarily related to our long-term debt and $464,000 of fees related to the issuance of our derivative instruments, partially offset by a gain of approximately $459,000 related to our entering into a reimbursement agreement with a former executive officer of the Company and $661,000 of gain related to the change in the fair value adjustment of our derivative instruments and approximately $59,000 of interest income.

Other expenses, net in 2015 consisted primarily of approximately $1,816,000 of interest expense principally related to our long-term debt partially offset by approximately $70,000 in interest income.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash, cash equivalents and short-term investments balances of approximately $20.2 million as at December 31, 2016.  Based on our estimated budget, we anticipate our average monthly cash burn rate will be approximately $2.1 million during the first half of the year due to our ongoing clinical trials and debt repayment and approximately $800,000 for the second half of the year due to completion, during the first half, of both our MDD study and our final debt repayments.  Based upon our estimated cash burn rate, we expect to be able to fund our operations, into the second quarter of 2018.

In the event we are not able to secure additional capital by such date we may not be able to continue as a going concern. We will require additional capital to continue to develop our pre-clinical and clinical development operations. To continue to fund our operations and the development of our product candidates we anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source. We cannot assure you that we will be able to secure additional capital or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Cash Flows – 2016 compared to 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%

Cash and cash equivalents	$15,194,949	$4,716,533	$10,478,416	222%
Short term investments	5,000,000	7,517,453	(2,517,453)	-33%
Total cash and short term investments	$20,194,949	$12,233,986	$7,960,963	65%

Net cash used in operating activities	$(15,616,108)	$(18,931,666)	$3,315,558	-18%
Net cash provided by (used in) investing	$2,356,339	$7,246,441	$(4,890,102)	-67%
Net cash provided by financing activities	$23,738,728	$3,887,187	$19,851,541	511%

The increase in our cash, cash equivalents and short term investments was primarily due to our raising approximately $28.1 million from the sale of our securities in 2016 and maturities of certain short-term investments partially offset by cash used in our operations, purchase of short-term investments and to repay principal on our long-term debt.

Net Cash Used in Operating Activities

The decrease in cash used in operating activities during 2016 as compared to 2015 was primarily the result of a reduction of $3.7 million in cash invested in working capital partially offset by an increase of $390,000 in cash used in our daily operations.

Net Cash Used in Investing Activities

We received approximately $2.5 million and $7.5 million, net from the sales and purchases of short-term investments in the years ended December 31, 2016 and 2015, respectively.

Net Cash Provided by Financing Activities

In the year ended December 31, 2016, we received approximately $28.1 million, net primarily from our financings in May and December 2016. In the year ended December 31, 2015 we received approximately $2.9 million from the sale of our equity securities along with $3.1 million from the exercise of warrants. We made principal payments on our long term debt of approximately $4.6 million and $1.2 in the 2016 and 2015, respectively.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. During 2016 we had two shelf registration statements that were effective. On September 13, 2013, our shelf registration statement (Registration No. 333-190936) registering the sale of up to $50 million of our securities was declared effective by the SEC. Through expiration on September 13, 2016 we had sold or reserved for sale upon the exercise of outstanding warrants approximately $48.2 million of securities under this shelf registration statement. On June 19, 2014, our shelf registration statement (Registration No. 333-196567) registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, through December 31, 2016 we have sold or reserved for sale upon exercise of outstanding warrants approximately $16.0 million of securities under this shelf registration statement.

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

We have audited the accompanying consolidated balance sheet of Neuralstem, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuralstem, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheet of Neuralstem, Inc. (the “Company”) as of December 31, 2015, and the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuralstem, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2015 consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern at that date. Management’s plans in regard to these matters were also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland

March 14, 2016

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,194,949	$4,716,533
Short-term investments	5,000,000	7,517,453
Trade and other receivables	10,491	37,316
Current portion of related party receivable, net of discount	53,081	-
Prepaid expenses	646,195	1,159,782
Total current assets	20,904,716	13,431,084

Property and equipment, net	269,557	343,200
Patents, net	990,153	1,103,467
Related party receivable, net of discount and current portion	424,240	-
Other assets	15,662	71,797
Total assets	$22,604,328	$14,949,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,343,936	$1,455,826
Accrued bonuses	852,963	161,362
Current portion of long-term debt, net of fees and discount	3,705,787	4,545,180
Other current liabilities	430,738	263,104
Total current liabilities	7,333,424	6,425,472

Long-term debt, net of fees, discount and current portion	-	3,382,654
Derivative instruments	3,921,917	-
Other long term liabilities	18,209	174,144
Total liabilities	11,273,550	9,982,270

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,000	-
Common stock, $0.01 par value; 300 million shares authorized, 11,032,858 and 7,077,362 shares issued and outstanding in 2016 and 2015, respectively	110,329	70,774
Additional paid-in capital	204,239,837	176,852,115
Accumulated other comprehensive income	3,905	3,071
Accumulated deficit	(193,033,293)	(171,958,682)
Total stockholders' equity	11,330,778	4,967,278
Total liabilities and stockholders' equity	$22,604,328	$14,949,548

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015

Revenues	$16,246	$10,417

Operating expenses:
Research and development costs	13,155,887	12,637,278
General and administrative expenses	7,497,202	6,529,667
Total operating expenses	20,653,089	19,166,945
Operating loss	(20,636,843)	(19,156,528)

Other income (expense):
Interest income	58,835	69,549
Interest expense	(1,141,297)	(1,816,206)
Gain on related party settlement	458,608	-
Gain from change in fair value of derivative instruments	660,253	-
Fees related to issuance of derivative instruments and other expenses	(474,167)	(716)
Total other income (expense)	(437,768)	(1,747,373)

Net loss	$(21,074,611)	$(20,903,901)

Net loss per common share - basic and diluted	$(2.53)	$(2.99)

Weighted average common shares outstanding - basic and diluted	8,345,992	6,989,764

Comprehensive loss:
Net loss	$(21,074,611)	$(20,903,901)
Foreign currency translation adjustment	834	(2,929)
Comprehensive loss	$(21,073,777)	$(20,906,830)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 2)	Common Stock Amount	Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2015	-	$-	6,753,050	$67,531	$168,700,586	$6,000	$(151,054,781)	$17,719,336
Share based payments	-	-	-	-	2,951,367	-	-	2,951,367
Issuance of common stock for warrant exercises net	-	-	132,662	1,327	3,072,208	-	-	3,073,535
Issuance of common stock for RSU and option exercises net of forfeited shares for exercise price and payment of taxes	-	-	96,246	962	(803,016)	-	-	(802,054)
Issuance of common stock and warrants from capital raises, net	-	-	62,495	625	2,931,299	-	-	2,931,924
Issuance of common stock for restricted stock awards	-	-	32,909	329	(329)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(2,929)	-	(2,929)
Net loss	-	-	-	-	-	-	(20,903,901)	(20,903,901)
Balance at December 31, 2015	-	-	7,077,362	70,774	176,852,115	3,071	(171,958,682)	4,967,278
Share based payments	-	-	-	-	3,445,539	-	-	3,445,539
Issuance of common stock for RSU and option exercises net of forfeited shares for exercise price and payment of taxes	-	-	4,250	43	(43)	-	-	-
Issuance of preferred stock, common stock and warrants from capital raises, net	1,000,000	10,000	3,951,246	39,512	23,942,226	-	-	23,991,738
Foreign currency translation adjustments	-	-	-	-	-	834	-	834
Net loss							(21,074,611)	(21,074,611)
Balance at December 31, 2016	1,000,000	$10,000	11,032,858	$110,329	$204,239,837	$3,905	$(193,033,293)	$11,330,778

See accompanying notes to consolidated financial statements

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(21,074,611)	$(20,903,901)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	337,508	345,460
Share based compensation expenses	3,445,539	2,951,367
Amortization of deferred financing fees and debt discount	347,491	870,530
Gain from change in fair value of warrant obligations	(660,253)	-
Expenses related to issuance of derivative instrument	466,541	-
Loss on disposal of fixed assets	10,284	-

Changes in operating assets and liabilities:
Trade and other receivables	26,825	188,208
Related party receivable	(477,321)	-
Prepaid expenses	513,156	(840,772)
Other assets	55,663	(13,998)
Accounts payable and accrued expenses	879,076	(1,045,765)
Accrued bonuses	691,601	(485,598)
Other current liabilities	(21,672)	253,427
Other long term liabilities	(155,935)	(250,624)
Net cash used in operating activities	(15,616,108)	(18,931,666)

Cash flows from investing activities:
Purchases of short-term investments	(5,000,000)	(7,517,453)
Maturity of short-term investments	7,517,453	15,007,478
Patent costs	(63,026)	(67,312)
Purchase of property and equipment	(98,088)	(176,272)
Net cash provided by investing activities	2,356,339	7,246,441

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	-	3,073,535
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	28,118,962	2,931,924
Payments of taxes on stock option exercises	-	(802,054)
Payments of long-term debt	(4,569,540)	(1,154,150)
Payment on fees for future financing	-	(45,000)
Proceeds from short term notes payable	313,483	-
Payments of short term notes payable	(124,177)	(117,068)
Net cash provided by financing activities	23,738,728	3,887,187
Effects of exchange rates on cash	(543)	(4,409)
Net increase (decrease) in cash and cash equivalents	10,478,416	(7,802,447)

Cash and cash equivalents, beginning of year	4,716,533	12,518,980

Cash and cash equivalents, end of year	$15,194,949	$4,716,533

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015

Supplemental cash flow information:
Cash paid for interest	$990,857	$954,746
Cash paid for income taxes	$-	$-

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$8,936	$1,981,945

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business

Nature of business

Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in China are consolidated in our consolidated financial statements.

Neuralstem is a clinical stage biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform for the treatment of central nervous system diseases. The Company has utilized this technology as a tool for small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in San Diego, California, and in the People’s Republic of China. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates.

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

Our cash, cash equivalents and short term investments balance at December 31, 2016 was approximately $20.2 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, into the second quarter of 2018. In the event we are not able to secure additional capital by such date we may not be able to continue as a going concern. Accordingly, we will require additional capital to continue to develop our pre-clinical and clinical development operations. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. We currently do not have commitments for future funding from any source.

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

Note 2. Significant Accounting Policies and Basis of Presentation

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

The Board of Directors approved a 1-for-13 reverse stock split of the Company’s common stock effective January 6, 2017. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-13 reverse stock split for all periods presented.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology, our net operating loss carry forward and related valuation allowance for tax purposes and our stock-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of our derivative instruments were estimated using Level 3 unobservable inputs. See Note 3 for further details.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2016 and 2015. A total of approximately 8.7 and 2.8 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2016 and 2015, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2016 or 2015.

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

Significant New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 – Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction of the carrying amount of the debt liability (similar to debt discounts). This change is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This change has been applied retrospectively. This new pronouncement results in our reclassifying amounts previously reflected as current and long-term assets to a contra-liability, which reduces the carrying value of the associated debt instruments. To conform to this standard, approximately $90,000 was reclassified on our December 31, 2015 balance sheet from current assets to current portion of long term debt and approximately $9,000 was reclassified from non-current assets to long term debt.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Additionally, management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when it concludes its plans alleviate substantial doubt about the company's ability to continue as a going concern. ASU 2014-15 became effective for us on December 15, 2016. The standard impacted our disclosures but had no effect on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU address areas for simplification in several aspects of accounting for share-based payment including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU will become effective for annual reporting periods after December 15, 2016. The impact of the adoption of this ASU is not expected to be material to the Company’s consolidated financial statements.

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

At December 31, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 capital raises (See Note 5) that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such assets and liabilities at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$3,921,917	$3,921,917
Balance at December 31, 2016	$-	$-	$3,921,917	$3,921,917

We had no financial assets or liabilities measured at fair value using Level 3 inputs on a recurring basis at December 31, 2015.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2016:

Derivative instruments - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value	(660,253)
Balance at December 31, 2016	$3,921,917

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in fair value of derivative instruments” in the accompanying consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other option pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Note 4.  Debt

In October 2014, we entered into an agreement to refinance and amend the terms of our March 2013 loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matures in April 2017. The loan provides for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through December 2015, of approximately $435,000 from January 2016 through December 2016, of approximately $437,000 from January 2017 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment is accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 5,784 shares of common stock at an exercise price of $34.58 per share. The warrant contains standard anti-dilution protection but does not contain any anti-dilution price protection for subsequent offerings. The value of the warrant was accounted for in calculating the loss on extinguishment.

We also incurred expenses with various third parties in connection with the loan amendment, consisting of approximately $86,000 in cash, 2,163 shares of common stock valued at approximately $80,000, and a three-year common stock purchase warrant to purchase 4,474 shares at an exercise price of $34.58 per share. The warrant is classified as equity and has terms substantially similar to the lender warrant. These fees related to the loan amendment are recorded as a deferred financing fees netted against the carrying amount of the loan and are being amortized as interest expense over the term of the debt using the effective interest method.

At December 31, 2016, remaining principal payments due under this loan are approximately $3,766,000 payable in 2017.

Note 5.  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, warrants, or stock options. Our stock options and warrants have lives of up to ten years from the grant date. The stock options and warrants vest either upon the grant date or over varying periods of time. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. Vesting of the restricted stock units is similar to that of stock options. As of December 31, 2016, we have approximately 5.1 million shares of common stock reserved for issuance of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2016	2015

Research and development costs	$1,767,732	$1,394,194
General and administrative expenses	1,677,807	1,557,173
Total	$3,445,539	$2,951,367

Included in the general and administrative expense for the year ended December 31, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO who left during the first quarter. In addition, approximately $42,000 and $15,000 is included in research and development and general and administrative expenses, respectively for the year ended December 31, 2016 related to the modification of certain awards in conjunction with our corporate reorganization. See Note 10.

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2016 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,315,666	$27.09	5.0	$550,000
Granted	436,347	$7.91
Exercised	-	-
Forfeited/Expired	(60,026)	$14.05
Outstanding at December 31, 2016	1,691,987	$22.60	5.1	$-

Exercisable at December 31, 2016	1,303,198	$26.42	4.1	$-

Vested and expected to vest at December 31, 2016	1,685,187	$22.67	5.1	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$3.50	-	$13.00	718,072	$9.72	7.3	$-
$13.01	-	$26.00	379,774	$15.30	5.1	-
$26.01	-	$39.00	163,032	$32.35	2.5	-
$39.01	-	$65.00	431,109	$46.77	2.4	-
			1,691,987	$22.60	5.1	$-

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

The options granted in the years ended December 31, 2016 and 2015 had weighted average grant date fair values of $5.18 and $24.57, respectively. The total fair value of the options vested during the years ended December 31, 2016 and 2015 was approximately $2,643,000 and $2,215,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2016 was approximately $2,247,000 to be recognized over approximately 1.5 years.

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

A summary of our RSU activity for the year ended December 31, 2016 follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2016	11,615	$27.69
Granted	-
Exercised and converted to common shares	(4,250)	$22.96
Forfeited	(502)	$26.26
Outstanding at December 31, 2016	6,863	$30.70

Exercisable at December 31, 2016	6,863	$30.70

There were no RSUs granted in the years ended 2016 or 2015. The total fair value of the shares vested during the year ended December 2015, was approximately $33,000. No shares vested during 2016. The total intrinsic value of the outstanding restricted stock units at December 31, 2016 was approximately $24,000. The total value of all restricted stock units that were converted in the year ended December 30, 2016 was approximately $35,000.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the year ended December 31, 2016 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2016	16,455	$24.31
Granted	-
Vested	(16,455)	$24.31
Forfeited	-
Outstanding at December 31, 2016	-

All restricted stock was vested as of December 31, 2016. The total intrinsic value of all restricted stock vested in the year ended December 31, 2016 was approximately $111,000.

Stock Purchase Warrants

In the past, we have issued Warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 1,746,172 stock purchase warrants in conjunction with our equity raise transactions. Such warrants are classified as derivative liabilities and are recorded at fair value each period due to the existence of non-standard anti-dilution conditions contained in the warrants. In accordance with these non-standard anti-dilution conditions the exercise price of these warrants was reduced from $5.20 to $3.25 as a result of our December 2016 equity transaction.

A summary of warrant activity for the year ended December 31, 2016 follows:

	Number of Warrants	Weighted- Average Exercised Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,511,763	$30.36	3.1	$309,724
Granted	1,757,712	$3.25	4.4
Exercised	-	$-
Forfeited	(110,771)	$50.10
Outstanding at December 31, 2016	3,158,704	$14.58	3.4	$454,000

Exercisable at December 31, 2016	3,152,920	$14.60	3.5	$454,000

The stock purchase warrants granted in the years ended December 31, 2016 and 2015 had a weighted average grant date fair value of $4.26 and $14.04, respectively.

Stock purchase warrants exercised in 2015 had an intrinsic value of approximately $5,126,000.

Preferred and Common Stock

During the year ended December 31, 2015, we issued 62,494 shares of common stock as a result of sales under our At the Market Offering Agreement. The shares were sold at an average price of $49.01 per share and we received approximately $2,932,000 in net proceeds.

During the year ended December 31, 2015, we issued a total of 131,185 shares of our common stock upon the exercise of outstanding common stock purchase warrants. The warrants were exercised at an average exercise price of $25.22. We received approximately $3,074,000 of net proceeds from the exercises.

During the year ended December 31, 2015, we issued a total of 97,723 shares of our common stock upon the cashless exercise of 169,923 outstanding common stock purchase warrants, stock options and conversion of 22,798 RSU’s. The warrants and options were exercised at an average price of $8.00. The exercises and conversion resulted in 94,998 warrants, options and RSU’s being forfeited and we received no proceeds from the exercises or conversions.

During the year ended December 31, 2015, we issued 32,908 shares of common stock as restricted stock awards to our independent directors in accordance with our Director Compensation Plan. These shares are reserved under our 2010 employee option plan and they vest quarterly over the director compensation year in September 2015, December 2015, March 2016, and June 2016.

During the year ended December 31, 2016, we issued 4,250 shares of our common stock upon the conversion of 4,752 outstanding restricted stock units.

On May 3, 2016, we completed a public offering of 1,538,462 shares of common stock and 1,538,462 common stock purchase warrants at a public offering price of $5.20 per each share and common stock purchase warrant. We received aggregate gross proceeds of $8.0 million and net proceeds of approximately $7,229,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $5.20 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the derivative instruments with those being allocated to the derivative instruments being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This offering was made pursuant to our shelf registration statement declared effective by the SEC on June 19, 2014 (Registration No. 333-196567). Upon closing of the December 9, 2016 private placement (see below), the exercise price of these warrants automatically adjusted to $3.25 per share.

On May 12, 2016, we entered into private placement securities purchase agreements with certain accredited investors to purchase 207,692 of common stock and 207,692 common stock purchase warrants at a price of $5.20 per each share and common stock purchase warrant. We received aggregate gross proceeds of approximately $1,080,000 and net proceeds of approximately $925,000. The warrants allow the holder to purchase one share of common stock, have an exercise price of $5.20 per share and a term of 5 years. The warrants contain certain non-standard anti-dilution protection and consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the derivative instruments with those being allocated to the derivative instruments being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This private placement transaction was not made pursuant to any registration statement. Upon closing of the December 9, 2016 private placement (see below), the exercise price of these warrants automatically adjusted to $3.25 per share.

During the year ended December 31, 2016 we issued 12,784 shares of common stock as a result of stock sales to certain employees at an average price of $3.90. We received $50,000 of proceeds from these sales.

On December 9, 2016, we closed a strategic investment in our securities by Tianjin Pharmaceutical Group International Holdings Co., Ltd. Pursuant to the terms of the transaction we sold 2,192,308 shares of common stock at $3.29 per share and 1,000,000 shares of Series A 4.5% Convertible Preferred Stock at $12.7895 per share. The Series A 4.5% Convertible Preferred Stock are convertible into 3,888,568 shares of the Company’s common stock subject to certain ownership restrictions. We received gross proceeds of $20,000,000 and net proceeds of approximately $19,904,000. This private placement transaction was not made pursuant to any registration statement.

Note 6. Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2016	2015
Furniture and fixtures	$35,407	$31,610
Computers and office equipment	127,497	136,558
Leasehold improvements	15,005	40,290
Lab equipment	816,419	763,293
	994,328	971,751
Less accumulated depreciation	(724,771)	(628,551)
Property and equipment, net	$269,557	$343,200

The above includes approximately $69,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2016 and 2015, was approximately $161,000 and $148,000, respectively

Note 7. Patents

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 8.5 years at December 31, 2016. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2016 and 2015, no significant impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2016 and 2015:

	2016	2015
Patent asset	$1,950,823	$1,887,798
Accumulated amortization	(960,670)	(784,331)
Net intangibles	$990,153	$1,103,467

Amortization expense for the years ended December 31, 2016 and 2015 was approximately $176,000 and $197,000, respectively. The expected average future annual amortization expense over the next five years is approximately $96,000 based on current balances of our intangible assets.

Note 8.  Income Taxes

Our provision for income taxes for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-

Deferred provision (benefit):
Federal	(5,626,995)	(6,645,222)
State	(1,183,093)	(955,515)
Foreign	-	-
Total deferred provision (benefit)	(6,810,088)	(7,600,737)
Valuation allowance	6,810,088	7,600,737
Consolidated income tax provision	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2016	2015
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of Federal benefits	(4.2%)	(4.3%)
Stock based compensation	7.6%	0.5%
Other	(2.6%)	0.9%
Valuation allowance	33.2%	36.9%
Total	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2016 and 2015:

	2016	2015
Net operating loss carryforwards	$51,249,822	$39,555,984
Stock based compensation expense	10,118,401	10,659,107
Tax credit carryforwards and other	1,373,979	5,717,023
	62,742,202	55,932,114

Valuation allowance	(62,742,202)	(55,932,114)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $133.6 and $116.3 million at December 31, 2016 and 2015, respectively, which begin expiring in 2016. The Company also has certain Federal tax credit carryforwards that will expire through 2036. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2013.

Note 9. Commitments and Contingencies

We currently operate two facilities located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 1,500 square feet. This license provides for monthly payments of approximately $5,500 per month with the term expiring on December 31, 2017.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

Future minimum payments under all leases at December 31, 2016 are as follows:

Year	Amount
2017	244,227
2018	172,254
2019	97,132
2020	-
2021 and thereafter	-
Total minimum payments	$513,613

The Company recognized approximately $243,000 and $318,000, in rent expense for the years ended December 31, 2016 and 2015, respectively.

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

On March 1, 2016, Neuralstem, Inc. (the “Company”) entered into a General Release and Waiver of Claims (“General Release”) with I. Richard Garr in connection with his resignation as the Company’s chief executive officer, which agreement was subsequently amended on June 16, 2016. Pursuant to the amended General Release, Mr. Garr will: (i) continue to receive his monthly salary of $36,667 until March 1, 2017, (ii) receive a lump sum payments of $177,000 to be paid on June 1, 2016, (iii) receive healthcare benefits until January 1, 2017, and (iv) be entitled to the immediate vesting of any previously outstanding but unvested equity awards (collectively, the “Severance”).

Note 10. Cost-Reduction Plan

On May 20, 2016 we announced that we had committed to a cost-reduction plan in order to better utilize our resources on the implementation of our refocused clinical and corporate strategy. This cost-reduction plan includes a reduction in force across all of the Company’s departments. With the exception of an on-going lease obligation on our facility in San Diego, California, we completed this cost-reduction plan in the quarter ended June 30, 2016. As a result of this cost-reduction plan we incurred total costs of approximately $470,000 comprised of $413,000 for severance and other employee payments, and $57,000 of non-cash costs for the modification of employee stock options. Of the total expense, $312,000 is included in research and development expense and $158,000 is included in general and administrative expense in our statement of operations for the year ended December 31, 2016. At December 31, 2016, all amounts have been paid.

Note 11. Related Party Receivable

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

The $658,000 non-interest bearing receivable is recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the year ended December 31, 2016.  The discount will be amortized through interest income using the effective interest method.  The entire amount of $658,000 remains outstanding at December 31, 2016 and is payable in $100,000 annual installments with a final balloon payment due six years from issuance.

Note 12. Subsequent Events

The Board of Directors approved a 1-for-13 reverse stock split of the Company’s common stock effective January 6, 2017. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-13 reverse stock split for all periods presented.

On March 20, 2017 we entered into a letter agreement with certain shareholders with respect to the issuance of one (1) inducement warrant for every three (3) shares purchased upon exercise of outstanding common stock purchase warrants issued in our May 6, 2016 registered offering. Under the agreement, and subject to certain conditions, the shareholders agreed to exercise their outstanding warrants to purchase 692,309 shares of common stock at an exercise price of $3.25 per share. The exercise generated approximately $2,250,000 proceeds to Neuralstem. We agreed to issue the shareholders additional warrants to purchase 230,770 shares of common stock at an exercise price of $5.80 per share, such warrants expire on March 20, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed in our Current Report on Form 8-K filed with the SEC on June 6, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2017 Proxy Statement and is incorporated herein by reference.

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

NEURALSTEM, INC

Dated: March 23, 2017	By:	/S/Richard J Daly
Richard J Daly President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/Richard J. Daly Richard Daly	President, Chief Executive Officer, and Director (Principal executive officer)	March 23, 2017

/s/ William Oldaker William Oldaker	Director	March 23, 2017

/s/ Scott V. Ogilvie Scott V. Ogilvie	Director	March 23, 2017

/s/ Sandford D. Smith Sandford D. Smith	Director	March 23, 2017

/s/ Catherine A. Sohn Catherine A. Sohn	Director	March 23, 2017

/s/ Stanley Westreich Stanley Westreich	Director	March 23, 2017

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/16

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12**	Amendment of terms of Karl Johe Employment Agreement dated 9/17/14	8-K	10.01	001-33672	9/18/14

10.13	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.14	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.15	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13

10.16**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.17	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.18**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.19**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.20	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.21	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16		8-K	10.01	001-33672	6/16/16

10.22	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.		8-K	10.01	001-33672	9/12/16

10.23**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/7/14

10.24	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/7/14

14.01	Neuralstem Code of Ethics		SB-2	14.1	333-132923	6/21/06

14.02	Neuralstem Financial Code of Profession Conduct adopted on May 16, 2007		8-K	14.2	333-132923	6/6/07

21.01	Subsidiaries of the Registrant		10-K	21.01	001-33672	3/10/14

23.01	Consent of Dixon Hughes Goodman LLP	*

23.02	Consent of Stegman & Company	*

31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1 /32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

