Form 10-Q
period 2017-03-31
Neuralstem, Inc.
filed 2017-05-10
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of April 30, 2017, there were 11,899,453 shares of common stock, $.01 par value, issued and outstanding.

1

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,680,499	$15,194,949
Short-term investments	5,000,000	5,000,000
Trade and other receivables	14,715	10,491
Current portion of related party receivable, net of discount	-	53,081
Prepaid expenses	477,072	646,195
Total current assets	17,172,286	20,904,716

Property and equipment, net	242,810	269,557
Patents, net	904,732	990,153
Related party receivable, net of discount and current portion	392,840	424,240
Other assets	15,824	15,662
Total assets	$18,728,492	$22,604,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,167,615	$2,343,936
Accrued bonuses	-	852,963
Current portion of long-term debt, net of fees and discount	2,530,922	3,705,787
Other current liabilities	349,087	430,738
Total current liabilities	5,047,624	7,333,424

Derivative instruments	3,884,972	3,921,917
Other long-term liabilities	16,129	18,209
Total liabilities	8,948,725	11,273,550

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 11,743,244 and 11,032,858 shares outstandingat March 31, 2017 and December 31, 2016 respectively	117,432	110,329
Additional paid-in capital	210,249,148	204,239,837
Accumulated other comprehensive income	3,734	3,905
Accumulated deficit	(200,600,547)	(193,033,293)
Total stockholders' equity	9,779,767	11,330,778
Total liabilities and stockholders' equity	$18,728,492	$22,604,328

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2017	2016

Revenues	$2,500	$2,500

Operating expenses:
Research and development expenses	2,902,086	3,065,590
General and administrative expenses	1,332,421	3,170,522
Total operating expenses	4,234,507	6,236,112
Operating loss	(4,232,007)	(6,233,612)

Other income (expense):
Interest income	20,883	11,136
Interest expense	(138,732)	(386,506)
Change in fair value of derivative instruments	(2,741,314)	-
Warrant inducement and other expenses	(476,084)	3,199
Total other income (expense)	(3,335,247)	(372,171)

Net loss	$(7,567,254)	$(6,605,783)

Net loss per share - basic and diluted	$(0.68)	$(0.93)

Weighted average common shares outstanding - basic and diluted	11,140,898	7,077,676

Comprehensive loss:
Net loss	$(7,567,254)	$(6,605,783)
Foreign currency translation adjustment	(171)	(1,773)
Comprehensive loss	$(7,567,425)	$(6,607,556)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,567,254)	$(6,605,783)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	112,205	85,467
Share-based compensation expense	522,439	1,470,886
Amortization of deferred financing fees and debt discount	47,654	189,462
Change in fair value of derivative instruments	2,741,314	-
Warrant inducement expense	476,084	-

Changes in operating assets and liabilities:
Trade and other receivables	(4,224)	(1,851)
Related party receivable	84,481	-
Prepaid expenses	221,649	82,020
Other assets	(159)	14,029
Accounts payable and accrued expenses	(227,650)	1,170,334
Accrued bonuses	(852,963)	125,684
Other current liabilities	12,542	49,177
Other long term liabilities	(2,080)	(67,646)
Net cash used in operating activities	(4,435,962)	(3,488,221)

Cash flows from investing activities:
Maturity of short-term investments	-	7,517,453
Patent costs	-	(12,747)
Purchase of property and equipment	-	(14,598)
Net cash provided by investing activities	-	7,490,108

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net	2,200,004	-
Proceeds from sale of common stock, net	50,000	-
Payment of fees related to prior financing	(11,596)
Payments of long-term debt	(1,222,519)	(1,096,951)
Payments of short-term notes payable	(94,193)	-
Net cash provided by (used in) financing activities	921,696	(1,096,951)
Effects of exchange rates on cash	(184)	(723)
Net increase (decrease) in cash and cash equivalents	(3,514,450)	2,904,213

Cash and cash equivalents, beginning of period	15,194,949	4,716,533

Cash and cash equivalents, end of period	$11,680,499	$7,620,746

Supplemental disclosure of cash flows information:
Cash paid for interest	$136,718	$205,827

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$-	$38,337

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017AND 2016

Note 1.   Business, Basis of Presentation and Liquidity

Neuralstem is a clinical stage biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform of therapies for the treatment of central nervous system diseases. The Company has utilized this technology as a tool for small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in San Diego, California, and in the People’s Republic of China. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates.

Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in China are consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

In management’s opinion, the accompanying interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC, and as may be amended. Certain prior period amounts have been reclassified to conform to current year classifications.

The Board of Directors approved a 1-for-13 reverse stock split of the Company’s common stock effective January 6, 2017. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-13 reverse stock split for all periods presented.

Liquidity

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and have not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

Our cash, cash equivalents and short term investments balance at March 31, 2017 was approximately $16.7 million. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, including final payment on our long-term debt in April 2017, into the third quarter of 2018. In the event we are not able to secure additional capital by such date we may not be able to continue as a going concern. Accordingly, we will require additional capital to continue to develop our pre-clinical and clinical development operations. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. We currently do not have commitments for future funding from any source.

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

Note 2.  Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology and related patents, our net operating loss and related valuation allowance for tax purposes, the fair value of our derivative instruments and our stock-based compensation related to employees and directors, consultants and investment banks, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying value. The fair values of our derivative instruments were estimated using Level 3 unobservable inputs. See Note 3 for further details.

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

Cash, Cash Equivalents, Short-Term Investments and Credit Risk

Cash equivalents consist of investments in low risk, highly liquid money market accounts and certificates of deposit with original maturities of 90 days or less. Cash deposited with banks and other financial institutions may exceed the amount of insurance provided on such deposits. If the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Short-term investments consist entirely of fixed income certificates of deposit (“CDs”) with original maturities of greater than 90 days but not more than one year.

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

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of all potential dilutive common shares. Potential dilutive common shares consist primarily of stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential dilutive common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three-month periods ended March 31, 2017 and 2016. A total of approximately 8.3 million and 3.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three--month periods ended March 31, 2017 and 2016, respectively, as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and stock purchase warrants granted to employees and board members is generally determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model that uses Level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three months ended March 31, 2017 or 2016.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers. This ASU consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In February 2016, the FASB issued ASU, No. 2016-02, Leases. This ASU consists of a comprehensive lease accounting standard. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets. We have not yet begun to evaluate the specific impacts of this guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument’s – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement for separate presentation of current and non-current portions of deferred tax. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as non-current on the balance sheet. The ASU became effective for us on January 1, 2017 and had no material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance simplifies the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The ASU became effective for us on January 1, 2017. We no longer record estimated forfeitures on share-based awards. This adoption had no material effect on our consolidated financial statements.

We have reviewed other recent accounting pronouncements released during the year and concluded that they are either not applicable to our business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have segregated our financial assets and liabilities that are measured at fair value on a recurring into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair value of all other financial instruments (prepaid expenses, accounts payable, accrued expenses and long-term debt) approximate their carrying values because of their short-term nature.

At March 31, 2017 and December 31, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 capital raises (See Note 5) that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such assets and liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$3,921,917	$3,921,917
Balance at December 31, 2016	$-	$-	$3,921,917	$3,921,917

Derivative instruments - stock purchase warrants	$-	$-	$3,884,972	$3,884,972
Balance at March 31, 2017	$-	$-	$3,884,972	$3,884,972

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2017:

Derivative instruments - stock purchase warrants
Balance at December 31, 2016	$3,921,917
Exercise of warrants	(2,778,259)
Change in fair value	2,741,314
Balance at March 31, 2017	$3,884,972

We had no financial assets or liabilities measured at fair value using Level 3 inputs on a recurring basis during the three months ended March 31, 2016.

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

Nonfinancial assets and liabilities measured at fair value

We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

We measure our long-lived assets, including property, plant, and equipment, and patents, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2017 and 2016.

Note 4.   Debt

In October 2014, we entered into an agreement to refinance and amend the terms of our March 2013 loan and security agreement. The amended loan provided for refinancing of approximately $5.6 million of outstanding balance of the initial loan along with approximately $4.4 million of new principal for a total of $10 million in principal. The amended loan provides for a variable interest rate based on prime with a floor of 10% and matured in April 2017. The loan provided for interest only payments through September 2015; payments of principal and interest of approximately $461,000 from October 2015 through December 2015, approximately $435,000 from January, 2016 through December, 2016, approximately $437,000 from January, 2017 through March 2017 and a final balloon payment of approximately $2.8 million in April 2017. The loan amendment generated approximately $4.3 million in net proceeds after fees and expenses. The loan amendment was accounted for as a debt extinguishment in accordance with guidance provided for in ASC 470, Debt resulting in a loss on extinguishment of approximately $446,000. In conjunction with the loan amendment we recorded a debt discount relating to the beneficial conversion feature. Such discount is being amortized as interest expense over the term of the debt using the effective interest method.

In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 5,784 shares of common stock at an exercise price of $34.58 per share. The warrant contains standard anti-dilution protection but does not contain any anti-dilution price protection for subsequent offerings. The value of the warrant was accounted for in calculating the loss on extinguishment, and is classified in equity.

We also incurred expenses with various third parties in connection with the loan amendment, consisting of approximately $86,000 in cash, 2,163 shares of common stock valued at approximately $80,000, and a three-year common stock purchase warrant to purchase 4,474 shares at an exercise price of $34.58 per share. The warrant has terms substantially similar to the lender warrant and is classified as equity. The fees related to the loan amendment are recorded as a deferred financing fees netted against the carrying amount of the loan and are being amortized as interest expense over the term of the debt using the effective interest method.

At March 31, 2017, we had a remaining principal balance of $2,543,048, which was paid in its entirety on April 1, 2017 pursuant to its terms.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock options. Our stock options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2017, we have approximately 4.7 million shares of common stock reserved for issuance upon the exercise of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended March 31,
	2017	2016

Research and development expenses	$372,466	$709,416
General and administrative expenses	149,973	761,470
Total	$522,439	$1,470,886

Included in the general and administrative expense for the three months ended March 31, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO whose employment was terminated during the first quarter of 2016.

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2017 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,691,987	$22.60	5.1	$-
Granted	-	$-
Exercised	-			$-
Forfeited	(7,693)	$31.20
Outstanding at March 31, 2017	1,684,294	$22.57	4.9	$200,928

Exercisable at March 31, 2017	1,394,323	$25.36	4.1	$1,604

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$3.50	-	$13.00	718,072	$9.72	7.0	$200,928
$13.01	-	$26.00	379,774	$15.30	4.8	-
$26.01	-	$39.00	155,339	$32.52	2.4	-
$39.01	-	$65.00	431,109	$46.77	2.1	-
			1,684,294	$22.57	4.9	$200,928

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Three Months Ended March 31,
	2017	2016

Annual dividend	-		-
Expected life (in years)	-	6.0	-	7.0
Risk free interest rate	-	1.35%	-	1.75%
Expected volatility	-	69.0%	-	80.2%

The were no options granted in the three months ended March 31, 2017 and the options granted in the three months ended March 31, 2016 had a weighted average grant date fair value of $10.01 per share.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2017 was approximately $1,732,000 to be recognized over approximately 1.7 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

A summary of our restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2017	6,863	$30.70
Granted	-
Exercised and converted to common shares	(653)	$15.46
Forfeited	-	$-
Outstanding at March 31, 2017	6,210	$32.29

Exercisable at March 31, 2017	6,210	$32.29

The total intrinsic value of the outstanding restricted stock units at March 31, 2017 was approximately $33,000. No shares vested in the three-month periods ended March 31, 2017 or 2016. The total value of all restricted stock units that were converted in the three months ended March 31, 2017 was approximately $2,000.

Stock Purchase Warrants.

In the past, we have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 1,746,172 common stock purchase warrants in conjunction with our capital raising transactions. Such warrants were classified as derivative liabilities due to the existence of non-standard anti-dilution conditions contained in the warrants. At March 31, 2017, after giving effect of the exercise below, 1,053,863 remain outstanding and are recorded at fair value as derivative liabilities (see Note 3).

In March 2017, we entered into a letter agreement with an investor pursuant to which the investor agreed to exercise certain of their warrants to purchase 692,309 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors an inducement warrant to purchase 230,771 shares of the Company’s common stock.

The inducement warrants are exercisable through March 20, 2018 at an exercise price equal to $5.80 per share, and contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. The Company is obligated to file a resale registration statement for the resale of the shares underlying the inducement warrants and have it declared effective prior to the release of Phase II data related to the Company’s current clinical trial for NSI-189. In the event that the registration statement is not declared effective by such time, the Company will pay liquidated cash damages in an amount equal to 2% of the exercise price per month for each month until the registration statement is declared effective. In the event that the shares underlying the inducement warrants are not subject to an effective registration statement at the time of exercise, the inducement warrants may be exercised on a cashless basis at any time after six (6) months from the issuance date. The inducement warrants are classified in equity. The fair value of the inducement warrants of $476,084 was expensed as inducement expense in the accompanying condensed consolidated statement of operations for the three-months ended March 31, 2017.

In April 2017, we executed a similar agreement with a different investor pursuant to which the investor agreed to exercise certain of their stock purchase warrants to purchase 153,847 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors an inducement warrant to purchase 51,283 shares of the Company common stock at $5.80 per share (the “Inducement Warrants”). The terms of the inducement warrants issued in April 2017 are substantially similar to the terms of the inducement warrants issued in March 2017, including the registration rights. The transaction will be recorded in the second quarter of 2017.

A summary of outstanding warrants at March 31, 2017 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$3.25	-	$3.90	1,065,403	May 2021 - July 2021
$5.80	-	$6.50	266,830	June 2017 - March 2018
$12.80	-	$12.90	39,296	January 2022
$13.20	-	$13.30	314,246	August 2017
$16.20	-	$16.30	174,544	March 2020
$18.60	-	$19.80	12,309	March 2018 - June 2018
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	164,114	November 2017 - October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			2,697,166

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,888,568 shares of the Company’s common stock subject to certain ownership restrictions.

In March 2017, we issued 692,309 shares of our common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants were exercised at $3.25 per share and we received approximately $2,200,000 in net proceeds. The exercise was pursuant to an inducement agreement entered into with the investor. In conjunction with the exercise we issued certain inducement warrants to the investor. (See “Stock Purchase Warrants” section of Note 5).

In April 2017, we issued 153,847 shares of our common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants were exercised at $3.25 per share and we received approximately $500,000 in net proceeds. The exercise was pursuant to an inducement agreement entered into with the investor. In conjunction with the exercise we issued certain inducement warrants to the investor. (See “Stock Purchase Warrants” section of Note 5).

During the three months ended March 31, 2016, we issued 653 shares of our common stock upon the conversion of 653 outstanding restricted stock units.

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

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business. We are currently not a party to any litigation or legal proceeding.

Note 7. Related Party Receivable

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

The $658,000 non-interest bearing receivable is recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the year ended December 31, 2016.  The discount will be amortized through interest income using the effective interest method.  The amount of $558,000, excluding discount remains outstanding at March 31, 2017 and is payable in $100,000 annual installments with a final balloon payment due six years from issuance.

Note 8. Subsequent Events

In April 2017, we entered into a letter agreement with certain shareholders with respect to the issuance of one (1) inducement warrant for every three (3) shares purchased upon exercise of outstanding common stock purchase warrants issued in our May 6, 2016 registered offering. Under the agreement, and subject to certain conditions, the shareholders agreed to exercise their outstanding warrants to purchase 153,847 shares of common stock at an exercise price of $3.25 per share. The exercise generated approximately $500,000 proceeds to Neuralstem. We agreed to issue the shareholders additional warrants to purchase 51,283 shares of common stock at an exercise price of $5.80 per share, such warrants expire on March 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2017), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month period ended March 31, 2017 to the comparable period of 2016.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration or FDA, and its international counterparts, to market and commercialize such therapies. We are headquartered in Germantown, Maryland.

Our technology has produced three primary assets: our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary chemical entity screening platform.

Our patented technologies enable the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds that we believe may be used to stimulate the brain's capacity to regenerate neurons, thereby potentially treating or reversing pathologies associated with certain nervous system conditions.

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

We believe our technology, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

Recent Clinical & Business Highlights

•	NSI-189 Phase 2 Major Depressive Disorder (MDD) study results expected 4 months ahead of schedule in 3Q17. Neuralstem’s Phase 2 clinical study evaluating NSI-189 for the indication of MDD was initiated in May 2016. The company announced 50% enrollment in September 2016 and last subject enrolled in February 2017. 220 subjects were randomized for a 12-week interventional study with NSI-189 or placebo. Subjects completing the study are eligible to enroll in a 24-week non-interventional, observation-only durability study, from which the results are expected in the first half of 2018.

•	NSI-189 preclinical data published in the Journal of Cellular Physiology showed oral administration of NSI-189 in rats with ischemic stroke led to a significant recovery from motor deficit. The improvements were maintained post cessation of dosing for the additional 12-week observational period. The sustained improvement suggests that NSI-189 initiated a host brain repair mechanism enabling tissue remodeling of the stroke brain.

•	In April 2017, a new cohort (Group B) of four subjects with stable cervical injuries was added for recruitment to the Phase 1 chronic spinal cord injury (cSCI) human clinical trial evaluating the safety and feasibility of treatment with NSI-566. The amended protocol was approved by the U.S. Food and Drug Administration and the Institutional Review Board at the study site, University of California San Diego (UCSD).

•	NSI-566 preclinical data in a rat model of penetrating ballistic-like brain injury (PBBI) was published in the Journal of Neurotrauma. These data showed robust engraftment and long-term survival of NSI-566 post transplantation.

•	In January 2017, the Company executed a 1-for-13 reverse stock split of the Company’s common stock. The reverse stock split enabled Neuralstem to regain compliance with the $1.00 minimum bid price condition and thereby fulfill all of the NASDAQ Capital Market continued listing requirements.

•	In March and April 2017, we received approximately $2,750,000 upon the exercise of 846,156 common stock purchase warrants issued in our May 2016 registered offering at an exercise price of $3.25 per share. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, into the third quarter of 2018.

Clinical Development Program Review

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development.

Clinical Pipeline:

Pipeline Summary

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD

  In February 2017, the company announced the last subject enrolled and results expected four months ahead of schedule in 3Q17. The first subject enrolled in May 2016 and 50% enrollment was achieved in September 2016. The Phase 2 trial randomized 220 subjects for a 12-week interventional study with NSI-189 across three arms (40mg QD, 40mg BID or placebo), at 12 select trial sites, all in the U.S. Eligible subjects are given the opportunity to enroll in a separate 24-week observational study to assess durability of effect defined as the time until the start of a new antidepressant treatment (ADT). Both the interventional and observational studies are being conducted and under the direction of study Principal Investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.
16

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

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke

  In March 2016, we completed dosing the final planned cohort, for a total of nine subjects. Subjects are currently being monitored through their 24-month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI)

  In April 2017, the company announced that it had received FDA approval to recruit a new cohort (Group B) of four subjects with stable AISA-A complete, quadriplegic, cervical injuries to the ongoing Phase 1 human clinical trial evaluating the safety and feasibility of using NSI-566 spinal cord-derived neural stem cells to repair chronic cSCI.  In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with stable thoracic spinal cord injuries; the stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All subjects will be followed for five years. This study is being conducted with support from the University of California, San Diego (UCSD) School of Medicine.

Pre-Clinical Development Pipeline

Our preclinical research on NSI-189 is focused on identifying its mechanism of action and investigating its potential utility as a broad neuroregenerative drug that can prevent or reverse various types of central and peripheral nerve degeneration and that may have significant cognitive benefit in diseases that impact memory and cognition. Recent preclinical data support the potential benefits of NSI-189 in other indications beyond MDD.

Our preclinical studies with NSI-566 have served to provide a solid foundation for our ongoing clinical trials by demonstrating performance and efficacy of this cell line in animal models for ALS, spinal cord injury, and ischemic stroke, and demonstrated safety in large animals. Additional studies involving NSI-566 are directed at identifying new therapeutic indications.

In addition to NSI-566 we have developed an inventory of over 300 unique stem cell lines. These stem cell lines include cortex, hippocampus, midbrain, hindbrain, cerebellum, and spinal cord. We believe these lines possess unique properties and represent candidates for both transplantation-based strategies to treat disease and for screening of compound libraries to discover novel drug therapies.

Our Technologies

Our technology has produced three primary assets: our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary chemical entity screening platform.

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell-based screening capability, we have discovered and patented a series of small molecule compounds. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis and neurogenesis in the human hippocampus in indications such as MDD.

Our portfolio of small molecule compounds which includes NSI-189 are covered by 10 U.S. exclusively owned issued and pending patents and over 60 exclusively owned foreign issued and pending patents.

Stem Cells.

Our stem cell based technology has both therapeutic and screening characteristics.

From a therapeutic perspective, our stem cell based technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord thus enabling the generation of physiologically relevant human neurons of different types. We believe that our stem cell technology will enable the replacement of malfunctioning or dead cells or the protection of neurons as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system.

Our Proprietary and Novel Screening Platform

Our human neural stem cell lines form the foundation for functional cell-based assays used to screen for small molecule compounds that can impact biologically relevant outcomes such as neurogenesis, synapse formation, and protection against toxic insults. We have developed over 300 unique stem cell lines representing multiple different regions of the developing brain and spinal cord at multiple different time points in development, enabling the generation of physiologically relevant human neural cells for screening, target validation, and mechanism-of-action studies. This platform provides us with a unique and powerful tool to identify new chemical entities to treat a broad range of nervous system conditions. NSI-189 was discovered using our stem cell-based screening platform.

Intellectual Property

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the basis for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our small molecule compounds. Our issued patents have expiration dates ranging from 2017 through 2035. Two of our original patents covering methods and composition of matter associated with our stem cell technologies expired in 2016. In our opinion the expiration of these patents is not material to our intellectual property.

Operating Strategy

We generally employ an outsourcing strategy where we outsource our preclinical and clinical development activities to contract research organizations and academic partners. Manufacturing is also outsourced to organizations with approved facilities and manufacturing practices. All non-critical corporate functions are outsourced as well. This model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by other companies conducting similar business.

Employees

As of April 30, 2017, we had ten (10) full-time employees. Of these full-time employees, seven (7) work on research and development and clinical operations and three (3) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

During the three months ended March 31, 2017 and 2016, we recognized approximately $2,500 of revenue in each period related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our small molecule compounds and licensing fees and royalties from our cell based therapies. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of clinical trial expenses, including; payments to clinical trial sites that perform our clinical trials and clinical research organizations (CROs) that help us manage our clinical trials, manufacturing of small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research, personnel costs for research and clinical personnel, and other costs including research supplies and facilities.

We focus on the development of treatment candidates with potential uses in multiple indications, and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future, as funding allows and we proceed later stage clinical trials.

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

Use of Estimates - Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss carryforward and related valuation allowance for tax purposes the fair value of our derivative instruments and our stock-based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three months ended March 31, 2017 and 2016, no significant impairment losses were recognized.

Fair Value Measurements - The fair value of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their carrying values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities which approximates the carrying value. The fair values of our derivative instruments are estimated using Level 3 unobservable inputs.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

During each of the three months ended March 31, 2017 and 2016 we recognized approximately $2,500 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$2,902,086	$3,065,590	$(163,504)	(5%)
General and administrative expenses	1,332,421	3,170,522	(1,838,101)	(58%)
Total operating expenses	$4,234,507	$6,236,112	$(2,001,605)	(32%)

Research and Development Expenses

The decrease of approximately $163,000 or 5% in research and development expenses for the period ended March 31, 2017 compared to the comparable period of 2016 was primarily attributable to a $1.8 million reduction in employment costs, internal and external research expenditures associated with our May, 2016 restructuring partially offset by a $1.6 million increase in clinical trial costs associated with our ongoing Phase 2 MDD study.

General and Administrative Expenses

The decrease of approximately $1,838,000 or 58% in general and administrative expenses for the period ended March 31, 2017 compared to the comparable period of 2016 was primarily attributable to employment costs savings associated with our May, 2016 restructuring.

Other expense

Other expense, net totaled approximately $3,335,000 and $372,000 for the three months ended March 31, 2017 and 2016, respectively.

Other expense, net in 2017 consisted of approximately $2,741,000 of losses related to the fair value adjustment of our derivative instruments, $476,000 of expense related to the issuance of inducement warrants and $139,000 of interest expense primarily related to our long-term debt, partially offset by $21,000 of interest income.

Other expenses, net in 2016 consisted primarily of approximately $387,000 of interest expense principally related to our long-term debt partially offset by approximately $11,000 of interest income.

Liquidity and Capital Resources

Financial Condition

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash, cash equivalents and short-term investments balances of approximately $16.7 million as at March 31, 2017. Based on our current expectations, we anticipate our average monthly cash burn rate will be approximately (i) $2.1 million during the second quarter due to our ongoing clinical trials and debt repayment and (ii) $0.8 million for the second half of the year due to completion of both our MDD study, and (iii) $0.6 million for the first half of 2018 due to completion of our observation-only, durability study of NSI-189 in subjects with MDD. Based upon our estimated cash burn rate, we expect to be able to fund our operations, including final payment on our long-term debt, into the third quarter of 2018.

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

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%

Net cash used in operating activities	$(4,435,962)	$(3,488,221)	$(947,741)	(27%)
Net cash provided by investing activities	$-	$7,490,108	$(7,490,108)	100%
Net cash provided by (used in) financing activities	$921,696	$(1,096,951)	$2,018,647	(184%)

Net Cash Used in Operating Activities

We used approximately $4,436,000 and $3,488,000 of cash in our operating activities for the three months ended March 31, 2017 and 2016, respectively.   The increase in our use of cash in operating activities of approximately $948,000 was primarily due to payment of accrued bonuses and accounts payable in the first quarter of 2017.

Net Cash Provided by Investing Activities

For the three months ended March 31, 2016 we received approximately $7.5 million from the maturity of some of our short-term investments.

Net Cash Provided by Financing Activities

In the three months ended March 31, 2017, cash provided by financing activities consisted of approximately $2,238,000, net received from the issuance of our common stock and paid partially offset by $1,317,000 of payments on our debt.

In the three months ended March 31, 2016, cash used in financing activities was solely comprised of payments on our debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. During the 3 months ended March 31, 2017 we had one shelf registration statement that was effective. On June 19, 2014, our shelf registration statement (Registration No. 333-196567) registering the sale of up to $100 million of our securities was declared effective by the SEC. To date, through March 31, 2017 we have sold or reserved for sale upon exercise of outstanding warrants approximately $16.0 million of securities under this shelf registration statement.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, current and future progress in our exploratory, preclinical and clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in our Form 8-K filed with the Securities Exchange Commission on May 4, 2017, Jonathan Lloyd Jones, our Chief Financial Officer and Principal Accounting Officer, is no longer employed by the Company effective April 30, 2017. Effective April 30, 2017, Richard Daly will serve as the Company’s Principal Financial and Accounting Officer, on an interim basis, until a successor for Mr. Lloyd Jones has been identified and retained.

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

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report, and those included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 and through March 31, 2017, we have accumulated losses totaling approximately $200,601,000. On March 31, 2017, we had a working capital surplus of approximately $12,125,000 and stockholders’ equity of approximately $9,780,000. Our net losses for the three most recent fiscal years have been approximately $21,075,000, $20,904,000 and $22,629,000 for 2016, 2015 and 2014, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2017, we had cash, cash equivalents and short-term investments on hand of approximately $16.7 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have incurred losses since its inception and has not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of its common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at March 31, 2017 was approximately $16.7 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2018. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient financing to fund our operations.

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

We are subject to the risks inherent in the use and development of experimental surgical devices and procedures. We have limited experience with medical devices and must rely on outside consultants and manufacturers to develop and seek any required approvals for the device we use in connection with our stem cell therapy program. Additionally, the surgical procedures required to administer our stem cell therapies are experimental, highly invasive and is required to be performed by highly experienced neurosurgeons who have received special training. We cannot guarantee consistent and safe performance of these devices or the surgical procedures. A surgery related adverse event may result in a clinical hold and may have long-term and damaging effects on our ability to complete development of the stem cell therapy programs, including the completion of any ongoing or planned clinical trials. Even if one or more of our programs is successful and receives marketing approval from a regulatory authority, due to the specialized nature of the device and surgical procedure, there may not be sufficient train surgeons to administer our therapy.

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

We are currently in clinical trials for NSI-566 and NSI-189, in multiple indications. Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. If we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, clinical trial site IRB’s, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors. Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial. We do not know whether our clinical trials will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in the completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be jeopardized. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our proposed products, and our business and results of operations could be materially harmed.

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

We currently rely heavily upon third party FDA-regulated manufacturers and suppliers for our products

We currently manufacture our cells both in-house and on an outsource basis. We outsource the manufacturing of our pharmaceutical compound to third party manufacturers. We manufacture cells in-house which are not required to meet stringent FDA requirements. We use these cells in our research and collaborative programs. At present, we outsource all the manufacturing and storage of our stem cells and pharmaceuticals compound to be used in clinical testing, and which are subject to higher FDA requirements, to Charles River Laboratories, Inc., of Wilmington, Massachusetts (stem cells) and Albany Molecular Resources, Inc. (small molecule). Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, GTPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

We may infringe the intellectual property rights of others and may not be able to obtain necessary licenses to third-party patents and other rights.

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

In January, 2017, we undertook a 1-for-13 reverse stock split in order to regain compliance with Nasdaq minimum bid-price listing standards. On October 18, 2016, we received notice from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the $1.00 bid price requirement. At the time of receipt of notification from Nasdaq, we had been non-compliant with the minimum bid price requirement for in excess of 180 days. While our 1-for-13 reverse stock split has enabled us to regain compliance with Nasdaq minimum bid price requirements, we cannot be sure we will meet the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. We currently have limited research coverage by securities and industry analysts. In the event an analyst downgrades our securities the price of our securities would likely decline. If analysts cease to cover us or fails to publish regular reports on us, interest in our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Our board of directors has broad discretion to issue additional securities which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2017, we have issued and outstanding 11,743,244 shares of common stock and we have 8,556,669 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2016, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 279,700,087 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

Both before and after the approval of our product candidates, we, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, contract research organizations, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, packaging, adverse event reporting, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, requirements and current good clinical practice, or cGCP, requirements for any clinical trials that we conduct post-approval. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: restrictions on the marketing of our products or their manufacturing processes, notices of violation, untitled letters, warning letters, civil penalties, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate, suspension or withdrawal of regulatory approvals, product, seizure or detention, voluntary or mandatory product recalls and related publicity requirements, interruption of manufacturing or clinical trials, operating restrictions, injunctions, import or export bans, and criminal prosecution. We or the FDA, or an institutional review board, may suspend or terminate human clinical trials at any time on various grounds, including a finding that subjects are being exposed to an unacceptable health risk.

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

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contradictions;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

The following information is given with regard to unregistered securities sold from January 1, 2017 to April 30, 2017.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

In March 2017, we issued warrants to purchase 230,770 shares of common stock. The warrants have an exercise price of $5.80 per share and a term of one year. The warrants were issued as an inducement for the exercise of 692,309 outstanding warrants resulting in gross proceeds of approximately $2,250,000.

In April 2017, we issued warrants to purchase 51,283 shares of common stock. The warrant have an exercise price of $5.80 per share and a term of one year. The warrants were issued as an inducement for the exercise of 153,847 outstanding warrants resulting in gross proceeds of approximately $500,000.

At various times in the first quarter of 2017 we sold an aggregate of 10,887 shares of commons stock to certain members of our management. The average price for the shares was $4.59 based on the closing price of our common stock on each respective purchase date. The sales resulted in gross proceeds of $50,000.

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

NEURALSTEM, INC.

Date: May 10, 2017	/s/ Richard Daly
Chief Executive Officer

/s/ Richard Daly
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 21, 2013	DEF 14A	Appendix I	001-33672	4/30/13

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 20, 2017	8-K	4.01	001-33672	3/20/17

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12
10.12**	Amendment of terms of Karl Johe Employment Agreement dated 9/17/14	8-K	10.01	001-33672	9/18/14

10.13	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.14	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	001-33672	3/27/13

10.15	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13

10.16**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.17	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.18**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.19**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.20	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.21**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16		8-K	10.01	001-33672	6/16/16

10.22	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.		8-K	10.01	001-33672	9/12/16

10.23**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/8/16

10.24	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.25	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.26**	Form of Separation Agreement and Release with Jonathan Lloyd Jones		8-K	10.01	001-33672	5/4/17

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

