Form 10-Q
period 2017-06-30
Neuralstem, Inc.
filed 2017-08-08
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 31, 2017, there were 12,117,429 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,442,484	$15,194,949
Short-term investments	5,000,000	5,000,000
Trade and other receivables	5,345	10,491
Current portion of related party receivable, net of discount	-	53,081
Prepaid expenses	239,309	646,195
Total current assets	11,687,138	20,904,716

Property and equipment, net	219,382	269,557
Patents, net	945,066	990,153
Related party receivable, net of discount and current portion	402,965	424,240
Other assets	13,696	15,662
Total assets	$13,268,247	$22,604,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,235,908	$2,343,936
Accrued bonuses	-	852,963
Current portion of long-term debt, net of fees and discount	-	3,705,787
Other current liabilities	67,992	430,738
Total current liabilities	2,303,900	7,333,424

Derivative instruments	3,267,408	3,921,917
Other long-term liabilities	4,136	18,209
Total liabilities	5,575,444	11,273,550

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 12,012,877 and 11,032,858 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	120,129	110,329
Additional paid-in capital	212,809,063	204,239,837
Accumulated other comprehensive income	3,350	3,905
Accumulated deficit	(205,249,739)	(193,033,293)
Total stockholders' equity	7,692,803	11,330,778
Total liabilities and stockholders' equity	$13,268,247	$22,604,328

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$2,500	$2,500	$5,000	$5,000

Operating expenses:
Research and development expenses	2,585,079	2,474,629	5,487,165	5,540,219
General and administrative expenses	1,635,652	1,362,140	2,968,073	4,532,662
Total operating expenses	4,220,731	3,836,769	8,455,238	10,072,881
Operating loss	(4,218,231)	(3,834,269)	(8,450,238)	(10,067,881)

Other income (expense):
Interest income	14,013	13,433	34,896	24,569
Interest expense	(15,728)	(322,407)	(154,460)	(708,913)
Change in fair value of derivative instruments	(341,611)	757,275	(3,082,925)	757,275
Fees related to issuance of derivative instruments, warrant inducement and other expenses	(87,635)	(466,541)	(563,719)	(463,342)
Total other income (expense)	(430,961)	(18,240)	(3,766,208)	(390,411)

Net loss	$(4,649,192)	$(3,852,509)	$(12,216,446)	$(10,458,292)

Net loss per share - basic and diluted	$(0.39)	$(0.47)	$(1.06)	$(1.37)

Weighted average common shares outstanding - basic and diluted	11,906,334	8,141,198	11,525,730	7,606,725

Comprehensive loss:
Net loss	$(4,649,192)	$(3,852,509)	$(12,216,446)	$(10,458,292)
Foreign currency translation adjustment	(384)	3,268	(555)	1,495
Comprehensive loss	$(4,649,576)	$(3,849,241)	$(12,217,001)	$(10,456,797)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(12,216,446)	$(10,458,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	180,586	177,498
Share-based compensation expense	1,174,388	2,287,953
Amortization of deferred financing fees and debt discount	59,781	203,825
Change in fair value of derivative instruments	3,082,925	(757,275)
Warrant inducement expense	563,744	-
Expenses related to issuance of derivative instrument	-	466,541
Loss on disposal of fixed assets	8,128	-

Changes in operating assets and liabilities:
Trade and other receivables	5,146	32,231
Related party receivable	74,356	-
Prepaid expenses	459,398	391,077
Other assets	1,971	13,680
Accounts payable and accrued expenses	(160,741)	955,159
Accrued bonuses	(852,963)	(161,362)
Other current liabilities	(173,440)	(58,640)
Other long term liabilities	(14,073)	(152,319)
Net cash used in operating activities	(7,807,240)	(7,059,924)

Cash flows from investing activities:
Maturity of short-term investments	5,000,000	7,517,453
Purchase of short-term investments	(5,000,000)	-
Patent costs	(83,774)	(30,183)
Purchase of property and equipment	(9,674)	(98,088)
Net cash (used in) provided by investing activities	(93,448)	7,389,182

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants, net	3,006,410	-
Proceeds from sale of common stock and warrants, net	97,050	8,308,931
Payments of long-term debt	(3,765,568)	(2,225,987)
Payments of short-term notes payable	(189,306)	-
Net cash (used in ) provided by financing activities	(851,414)	6,082,944
Effects of exchange rates on cash	(363)	28
Net (decrease) increase in cash and cash equivalents	(8,752,465)	6,412,230

Cash and cash equivalents, beginning of period	15,194,949	4,716,533

Cash and cash equivalents, end of period	$6,442,484	$11,128,763

Supplemental disclosure of cash flows information:
Cash paid for interest	$139,080	$718,989

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$-	$8,936

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017AND 2016

Note 1.   Business, Basis of Presentation and Liquidity

Neuralstem is a clinical stage biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform of therapies for the treatment of central nervous system diseases. The Company has utilized this technology as a tool for small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in the People’s Republic of China. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates.

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

Our cash, cash equivalents and short-term investments balance at June 30, 2017 was approximately $11.4 million. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the fourth quarter of 2018. In the event we are not able to secure additional capital by such date we may not be able to continue as a going concern. Accordingly, we will require additional capital to continue to develop our pre-clinical and clinical development operations. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. We currently do not have commitments for future funding from any source.

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

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and the dilutive impact of all potential dilutive common shares. Potential dilutive common shares consist primarily of convertible preferred stock, stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential dilutive common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for all periods presented. A total of approximately 8.1 million and 4.8 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2017 and 2016, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three or six months ended June 30, 2017 or 2016.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers. This ASU consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. We do not expect the adoption of this guidance to have a significant impact on our current licensing arrangements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance simplifies the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The ASU became effective for us on January 1, 2017. We no longer record estimate forfeitures on share-based awards. This adoption had no material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation. This ASU provides clarification regarding when changes the terms or conditions of share-based payment awards should be accounted for as modifications. This guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied prospectively to awards modified after the adoption date. We do not expect this guidance to have a material effect on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instrument with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the ASU simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower (“down round protection”). Current accounting guidance provides that instruments with down round protection be classified as derivative liabilities with changes in fair value recorded through earnings. The updated guidance provides that instruments with down round protection are no longer precluded from being classified as equity. This guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. This guidance must be applied retrospectively. While we have not determined if we will adopt this guidance early, the adoption may have a material effect to our financial statements when it is adopted, as a result of changing the way we currently account for certain of our equity-linked securities that have down round features.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair value of all other financial instruments (prepaid expenses, accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our long-term indebtedness is estimated based on Level 2 quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying value.

At June 30, 2017 and December 31, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 capital raises (See Note 5) that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$3,921,917	$3,921,917
Balance at December 31, 2016	$-	$-	$3,921,917	$3,921,917

Derivative instruments - stock purchase warrants	$-	$-	$3,267,408	$3,267,408
Balance at June 30, 2017	$-	$-	$3,267,408	$3,267,408

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2017:

Derivative instruments - stock purchase warrants
Balance at December 31, 2016	$3,921,917
Exercise of warrants	(3,737,434)
Change in fair value - loss	3,082,925
Balance at June 30, 2017	$3,267,408

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2016:

Derivative instruments - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value - gain	(757,275)
Balance at June 30, 2016	$3,824,895

The (gains) losses resulting from the changes in the fair value of the derivative instruments are classified as the “change in the fair value of derivative instruments” in the accompanying condensed consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model for “plain vanilla” stock options and other pricing models as appropriate, and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the instrument’s fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

We do not have any financial assets and liabilities that are measured at fair value on a non-recurring basis.

Nonfinancial assets and liabilities measured at fair value

We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

We measure our long-lived assets, including property, plant, and equipment, and patents, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three or six months ended June 30, 2017 and 2016.

Note 4.   Debt

In October 2014, we entered into an agreement to refinance and amend the terms of our March 2013 loan and security agreement. In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 5,784 shares of common stock at an exercise price of $34.58 per share. The warrant contains standard anti-dilution protection but does not contain any anti-dilution price protection for subsequent offerings and is classified in equity.

We also incurred expenses with various third parties in connection with the loan amendment, consisting of approximately $86,000 in cash, 2,163 shares of common stock valued at approximately $80,000, and a three-year common stock purchase warrant to purchase 4,475 shares at an exercise price of $34.58 per share. The warrant has terms substantially similar to the lender warrant and is classified as equity.

The amended loan was paid off in its entirety in April 2017, pursuant to its terms.

Note 5.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock options. Our stock options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of June 30, 2017, we have approximately 5.1 million shares of common stock reserved for issuance upon the exercise of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended June 30,
	2017	2016

Research and development expenses	$435,969	$264,137
General and administrative expenses	215,980	552,930
Total	$651,949	$817,067

	Six Months Ended June 30,
	2017	2016

Research and development expenses	$808,435	$973,553
General and administrative expenses	365,953	1,314,400
Total	$1,174,388	$2,287,953

Included in the general and administrative expense for the six months ended June 30, 2016 is approximately $407,000 related to the acceleration of the vesting of options for the previous CEO whose employment was terminated during the first quarter of 2016. In addition, approximately $42,000 and $15,000 is included in research and development and general and administrative expenses, respectively for the three- and six-month periods ended June 30, 2016 related to the modification of certain awards in conjunction with our corporate reorganization.

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2017 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,691,987	$22.60	5.1	$-
Granted	33,408	$4.96
Exercised	-			$-
Forfeited	(15,386)	$36.40
Outstanding at June 30, 2017	1,710,009	$22.14	4.7	$287,704

Exercisable at June 30, 2017	1,438,619	$24.68	4.0	$31,115

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$3.50	-	$13.00	751,480	$9.51	6.8	$287,704
$13.01	-	$26.00	379,774	$15.30	4.6	-
$26.01	-	$39.00	155,339	$32.52	2.2	-
$39.01	-	$65.00	423,416	$46.86	1.9	-
			1,710,009	$22.14	4.7	$287,704

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Six Months Ended June 30,
	2017			2016

Annual dividend		-			-
Expected life (in years)	0.3	-	4.0	6.0	-	7.0
Risk free interest rate	0.80%	-	1.72%	1.35%	-	1.75%
Expected volatility	62.2%	-	82.3%	69.0%	-	80.2%

Options granted in the six months ended June 30, 2017 and 2016, had a weighted average grant date fair value of $2.99 and $7.28 per share, respectively. Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2017 was approximately $1,270,000 to be recognized over approximately 1.7 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

At June 30, 2017, we had 1,924 vested and outstanding restricted stock units with a weighted average grant date fair value of $42.75 and a total intrinsic value of approximately $11,000. The total value of all restricted stock units that were converted in the six months ended June 30, 2017 was approximately $23,000.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 1,746,173 common stock purchase warrants in conjunction with our capital raising transactions. Such warrants were classified as derivative liabilities due to the existence of non-standard anti-dilution and certain other conditions contained in the warrants. At June 30, 2017, after giving effect of exercises, 800,017 remain outstanding and are recorded at fair value as derivative liabilities (see Note 3).

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

The inducement warrants are exercisable through March 20, 2018 at an exercise price equal to $5.80 per share, and contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. In the event that the shares underlying the inducement warrants are not subject to an effective registration statement at the time of exercise, the inducement warrants may be exercised on a cashless basis at any time after six (6) months from the issuance date. The inducement warrants are classified in equity. The fair value of the inducement warrants of $476,084 was expensed as inducement expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2017.

In April 2017, we executed a similar agreement with a different investor pursuant to which the investor agreed to exercise certain of their stock purchase warrants to purchase 153,847 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors an inducement warrant to purchase 51,283 shares of the Company common stock at $5.80 per share (the “Inducement Warrants”). The terms of the inducement warrants issued in April 2017 are substantially similar to the terms of the inducement warrants issued in March 2017 and are classified in equity. The fair value of the inducement warrants of $87,660 was expensed as inducement expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2017.

A summary of outstanding warrants at June 30, 2017 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$3.25	-	$3.90	811,556	May 2021 - July 2021
$5.80	-	$6.50	282,054	March 2018
$12.80	-	$12.90	39,296	January 2022
$13.20	-	$13.30	314,246	August 2017
$16.20	-	$16.30	174,544	March 2020
$18.60	-	$19.80	12,309	March 2018 - June 2018
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	164,114	November 2017 - October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			2,458,543

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions.

In March and April 2017, we issued 846,156 shares of our common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants were exercised at $3.25 per share and we received approximately $2,700,000 in net proceeds. The exercises were pursuant to an inducement agreement entered into with the investors. In conjunction with the exercise we issued certain inducement warrants to the investors. (See “Stock Purchase Warrants” section of Note 5).

In June 2017, we issued 100,000 shares of our common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants were exercised at $3.25 per share and we received approximately $32500,000 in net proceeds.

During the six months ended June 30, 2017, we issued 4,939 shares of our common stock upon the conversion of 4,939 outstanding restricted stock units.

Note 6. Commitments and Contingencies

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we license approximately 1,500 square feet. This license provides for monthly payments of approximately $5,500 per month with the term expiring on December 31, 2017.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. The loss is included in research and development expense on our statements of operations for the three- and six-month periods ended June 30, 2017. We are currently exploring opportunities to sub-lease the unused research space.

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

The $658,000 non-interest bearing receivable is recorded net of a discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the year ended December 31, 2016.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $558,000, excluding discount remains outstanding at June 30, 2017 and is payable in $100,000 annual installments with a final balloon payment due six years from issuance.

Note 8. Subsequent Events

On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering. The warrants have an exercise price of $2.00 per share of common stock and a term of seven (7) years. This offering was made pursuant to our shelf registration statement that was declared effective by the SEC on June 23, 2017 (Registration No. 333-218608).

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2017), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and six-month periods ended June 30, 2017 to the comparable periods of 2016.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Recent Clinical & Business Highlights

•	On August 2, 2017, Neuralstem was awarded a Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period.

•	On July 25, 2017, we announced top-line results from our exploratory Phase 2 clinical trial examining the efficacy of NSI-189 at 40 mg once daily (QD) and 40 mg twice daily (BID) compared to placebo for the treatment of major depressive disorder (MDD). The study, which utilized the two-staged sequential parallel comparison design (SPCD), did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS). However, the 40 mg QD dose was directionally positive on the MADRS.

•	Of two secondary efficacy endpoints in the Phase 2 MDD trial results analyzed so far, the patient-rated Symptoms of Depression Questionnaire (SDQ) achieved statistical significance (p=0.044) with NSI-189 40 mg QD compared to placebo in the overall SPCD analysis. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both doses. Both the 40 mg QD and 40 mg BID doses were well-tolerated with no serious adverse events reported. The company will continue to evaluate the Phase 2 MDD data and provide a full update in the fourth quarter of 2017.

•	In June 2017, Neuralstem (NASDAQ: CUR) was added to the Russell Microcap® Index as part of the FTSE’s annual reconstitution of its family of U.S. indexes. The Russell Microcap® Index measures the performance of the microcap segment of the U.S. equity market.

•	On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

•	From March through July 2017, we received approximately $3,238,000 upon the exercise of 996,156 common stock purchase warrants issued in our May 2016 registered offering at an exercise price of $3.25 per share. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, into the fourth quarter of 2018.

Clinical Development Program Review

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development.

Clinical Pipeline:

Compound / Indication	Preclinical	Phase I	Phase II	Phase III	Status
Small Molecule: Lead Asset					
NSI-189 US Major Depressive Disorder					Topline Results: 7/25
Small Molecule: Preclinical					
NSI-189 Angelman Syndrome					Completed
NSI-189 LTP Enhancement / cognitive					Completed
NSI-189 Irradiation-induced cognition					Completed
NSI-189 Diabetes-related neuropathy					Completed
NSI-189 Ischemic Stroke					Completed
Cell Therapy (outsourced funding)					
NSI-566 US Amyotrophic Lateral Sclerosis					P2a Completed
NSI-566 US Chronic Spinal Cord Injury					P1 thoracic follow-up & Group B cervical IRB approval
NSI-566 China Ischemic Stroke					P1 follow-up

Pipeline Summary

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD

  In July 2017, the company announced, top-line results from its exploratory Phase 2 clinical trial examining the efficacy of NSI-189 at 40 mg once daily (QD) and 40 mg twice daily (BID) compared to placebo for the treatment of major depressive disorder (MDD). The study, which utilized the two-staged sequential parallel comparison design (SPCD), did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS). However, the 40 mg QD dose was directionally positive on the MADRS. Two secondary efficacy endpoints analyzed so far, the patient-rated Symptoms of Depression Questionnaire (SDQ) achieved statistical significance (p=0.044) with NSI-189 40 mg QD compared to placebo in the overall SPCD analysis. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both doses. Both the 40 mg QD and 40 mg BID doses were well-tolerated with no serious adverse events reported. The company will continue to evaluate the data and will provide an update in 4Q17. NSI-189 Phase 2 MDD clinical trial study results were announced 4 months ahead of schedule. The clinical trial was initiated in May 2016, The company announced 50% enrollment in September 2016 and last subject completed the study in May 2017. 220 subjects were randomized for a 12-week interventional study with NSI-189 or placebo. The study was conducted under the direction of Principal Investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

  In September 2015, nine-month Phase 2 and combined Phase 1 and Phase 2 data from our ALS trials were presented at the American Neurological Association Meeting by Principal Investigator Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations. Long-term follow-up data on subjects from both the Phase 1 and Phase 2 safety trials showed an encouraging signal of continued therapeutic benefit versus historical control database, PRO-ACT. This data was presented by Dr. Feldman at the 2017 International Society For Stem Cell Research (ISSCR) Conference in June 2017.

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

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell-based screening capability, we have discovered and patented a series of small molecule compounds. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis and neurogenesis in the human hippocampus in indications such as MDD and, also provide clinical benefit to patients in indications such as Angelman Syndrome, Diabetic Neuropathy, Cognition, Stroke and Radiation Induced Cognitive Deficit.

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

Intellectual Property

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the basis for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 10 U.S. issued and pending patents and over 60 foreign issued and pending patents related to our small molecule compounds. Our issued patents have expiration dates ranging from 2017 through 2035. Two of our original patents covering methods and composition of matter associated with our stem cell technologies expired in 2016. In our opinion, the expiration of these patents is not material to our intellectual property.

Operating Strategy

We generally employ an outsourcing strategy where we outsource our preclinical and clinical development activities to contract research organizations and academic partners. Manufacturing of our small molecule portfolio is also outsourced to organizations with approved facilities and manufacturing practices. Manufacturing of our stem cells is proprietary and we operate a closed, in-house system to ensure the protection of all critical know-how associated with the technology. All non-critical corporate functions are outsourced as well. This model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by other companies conducting similar business.

Employees

As of July 31, 2017, we had ten (10) full-time employees. Of these full-time employees, seven (7) work on research and development and clinical operations and three (3) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

During the six months ended June 30, 2017 and 2016, we recognized approximately $5,000 of revenue in each period related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the six months ended June 30, 2017 and 2016, no significant impairment losses were recognized.

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

Share-Based Compensation - We account for share-based compensation at fair value; accordingly, we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees and board members is determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, stock based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

During each of the three months ended June 30, 2017 and 2016 we recognized $2,500 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$2,585,079	$2,474,629	$110,450	4%
General and administrative expenses	1,635,652	1,362,140	273,512	20%
Total operating expenses	$4,220,731	$3,836,769	$383,962	10%

Research and Development Expenses

The increase of approximately $110,000 or 4% in research and development expenses for the three months ended June 30, 2017 compared to the comparable period of 2016 was primarily attributable to $420,000 increase in clinical trial costs associated with our ongoing Phase 2 MMD study, $170,000 increase in non-cash stock based compensation expense partially offset by a $480,000 decrease in in personnel related costs, internal and external research expenditures and other expenses associated with our May 2016 restructuring.

General and Administrative Expenses

The increase of approximately $274,000 or 20% in general and administrative expenses for the three months ended June 30, 2017 compared to the comparable period of 2016 was primarily attributable to a $530,000 increase in personnel related expenses due to severances partially offset by $340,000 decrease in non-cash stock based compensation expense.

Other expense

Other expense, net totaled approximately $431,000 and $18,000 for the three months ended June 30, 2017 and 2016, respectively.

Other expense, net in 2017 consisted primarily of approximately $342,000 of losses related to the fair value adjustment of our derivative instruments and $88,000 of expense related to the issuance of inducement warrants.

Other expense, net in 2016 consisted of approximately $467,000 of fees related to the issuance of our derivative instruments and

$322,000 of interest expense related to our long-term debt, partially offset by a gain of approximately $757,000 related to the fair value adjustment of our derivative instruments.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

During each of the six months ended June 30, 2017 and 2016 we recognized $5,000 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$5,487,165	$5,540,219	$(53,054)	(1%)
General and administrative expenses	2,968,073	4,532,662	(1,564,589)	(35%)
Total operating expenses	$8,455,238	$10,072,881	$(1,617,643)	(16%)

Research and Development Expenses

The decrease of approximately $53,000 or 1% in research and development expenses for the six months ended June 30, 2017 compared to the comparable period of 2016 was primarily attributable to a $2.0 million reduction in employment costs, internal and external research expenditures associated with our May 2016 restructuring almost entirely offset by an increase in clinical trial costs associated with our ongoing Phase 2 MDD study.

General and Administrative Expenses

The decrease of approximately $1,565,000 or 35% in general and administrative expenses for the six months ended June 30, 2017 compared to the comparable period of 2016 was primarily attributable to personnel related savings associated with our May, 2016 restructuring partially offset by current period severance expenses.

Other expense

Other expense, net totaled approximately $3,766,000 and $390,000 for the six months ended June 30, 2017 and 2016, respectively.

Other expense, net in 2017 consisted of approximately $3,083,000 of losses related to the fair value adjustment of our derivative instruments, $564,000 of expense related to the issuance of inducement warrants and $154,000 of interest expense primarily related to our long-term debt, partially offset by $35,000 of interest income.

Other expense, net in 2016 consisted of approximately $467,000 of fees related to the issuance of our derivative instruments and $709,000 of interest related to our long-term debt, partially offset by a gain of approximately $757,000 related to the fair value adjustment of our derivative instruments.

Liquidity and Capital Resources

Financial Condition

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash, cash equivalents and short-term investments balances of approximately $11.4 million as at June 30, 2017. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

Based on our current expectations, we anticipate our average monthly cash burn rate will decrease to approximately (i) $0.8 million for the second half of the year due to completion of both our MDD study, and (ii) $0.6 million for the first half of 2018 due to completion of our observation-only, durability study of NSI-189 in subjects with MDD. Based upon our estimated cash burn rate, we expect to be able to fund our operations, into the fourth quarter of 2018.

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

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%

Net cash used in operating activities	$(7,807,240)	$(7,059,924)	$(747,316)	(11%)
Net cash (used in) provided by investing activities	$(93,448)	$7,389,182	$(7,482,630)	(101%)
Net cash (used in) provided by financing activities	$(851,414)	$6,082,944	$(6,934,358)	(114%)

Net Cash Used in Operating Activities

We used approximately $7,807,000 and $7,060,000 of cash in our operating activities for the six months ended June 30, 2017 and 2016, respectively.   The increase in our use of cash in operating activities of approximately $747,000 was primarily due to payment of accrued bonuses and accounts payable in 2017 partially offset by a decrease in our operating loss. The increase in our net loss was offset by adjustments including non-cash charges related to changes in fair value of derivative instruments, share-based compensation expense and warrant inducement expense.

Net Cash Provided by Investing Activities

For the six months ended June 30, 2017 we used cash of approximately $84,000 for costs related to our patent assets. For the six months ended June 30, 2016 we received approximately $7.5 million from the maturity of some of our short-term investments.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2017, cash used in financing activities consisted of approximately $3,955,000 of payment on our short-term and long-term debt partially offset by $3,103,000 of net proceeds received from the sale of our common stock and exercise of common stock purchase warrants.

In the six months ended June 30, 2016, cash provided by financing activities was comprised of net proceeds from our two financing in May 2016 of approximately $8,309,000 partially offset by loan principal repayments of approximately $2,226,000.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities was declared effective by the SEC. To date, through August 1, 2017 we have sold and reserved for sale upon exercise of outstanding instruments approximately $10.5 million under this shelf registration statement.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management has identified the following change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As reported in our Form 8-K filed with the Securities Exchange Commission on May 4, 2017, our former Chief Financial Officer and Principal Accounting Officer, is no longer employed by the Company effective April 30, 2017.  Effective April 30, 2017, our current Chief Executive Officer will serve as the Company’s Principal Financial and Accounting Officer, on an interim basis, until a successor has been identified and retained.

We engaged third party financial reporting consultants to assist management in the preparation of the Company’s financial statements in accordance with U.S. GAAP and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that these consultants will also assist in ensuring that our internal controls are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 through June 30, 2017, we have accumulated losses totaling approximately $205,250,000. On June 30, 2017, we had a working capital surplus of approximately $9,383,000 and stockholders’ equity of approximately $7,693,000. Our net losses for the three most recent fiscal years have been approximately $21,075,000, $20,904,000 and $22,629,000 for 2016, 2015 and 2014, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2017, we had cash, cash equivalents and short-term investments on hand of approximately $11.4 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have incurred losses since its inception and has not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of its common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at June 30, 2017 was approximately $11.4 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2018. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient financing to fund our operations.

Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Risks Relating to Our Business

Following our announcements regarding the negative results from our Phase 2 study, we may not generate any future revenues from NSI-189 or its underlying intellectual property.

On July 25, 2017, we announced that our Phase 2 study of NSI-189 in subjects with MDD failed to achieve statistical significance on its primary endpoint. Following these clinical results, we may not generate any future revenues from NSI-189 or its underlying intellectual property.

Our business is dependent on the successful development of our product candidates and our ability to raise additional capital.

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint.. We are currently evaluating the Phase 2 trial data. If we are not successful in developing our product candidates, we will have invested substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint. We are currently evaluating the Phase 2 trial data. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $16,000, $10,000 and $19,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint. We are currently evaluating the Phase 2 trial data. If we are unable to satisfactorily complete our other trials, or if such trials also yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Seemingly positive results from pre-clinical studies or clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase 1 and Phase 2 studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differs from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases, could include judgments against us which could have a materially adverse effect on our business.

We may not be able to obtain government or third-party payor coverage and reimbursement.

Our ability to successfully commercialize our product candidates, if approved, depends to a significant degree on the ability of patients to be reimbursed for the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. There is considerable pressure to reduce the cost of therapeutic products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA or other relevant authority has not granted marketing approval. Moreover, in some cases, government and other third-party payors have refused to provide reimbursement for uses of approved products for disease indications for which the FDA or other relevant authority has granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health-care products or novel therapies such as ours. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

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

We have entered into employment agreements with Mr.. Daly and Dr. Johe. Each of these employment agreements require the payment of severance, in the event certain conditions are met, if these individuals are terminated. These provisions will make the replacement of these employees very costly and could cause difficulty in effecting a change in control.

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

Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Moreover, we do not have quantity or volume commitment orders from these manufacturers and we cannot assure you that the manufacturers will be able to manufacture in the quantity we require on a timely basis or at all. In the event we are required to seek alternative third-party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost-effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third-party FDA-regulated manufacturers on a timely basis and at terms reasonable to us. Even if we were to locate alternative manufacturers there may be delays before they are able to begin manufacturing. Failure to secure such third-party manufacturers or suppliers would materially impact our business.

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

If we are unable to satisfy NASDAQ maintenance requirements, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

Continued listing on NASDAQ generally requires that meet certain listing maintenance requirements. If we are unable to satisfy NASDAQ’S maintenance requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place in the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock meet current NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will meet the criteria for continued listing.

While we continue to monitor our compliance with the requirements for continued listing on The Nasdaq Capital Market, we cannot assure you that we will not fail to satisfy one of the criteria in the future. If that were to occur, NASDAQ may take steps to delist our common stock. A delisting would likely have a negative effect on the price of our common stock and would likely impair your ability to sell or purchase our common stock if and when you wish to do so. In the event of a delisting, we cannot assure you that any action we take to restore listing would be successful. Even if successful, we cannot assure you that any such action would stabilize the market price of our common stock, improve the liquidity of our common stock, or prevent our future non-compliance with NASDAQ listing requirements. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If our common stock were delisted from NASDAQ, the Company would be subject to the risks relating to penny stocks .

If our common stock were to be delisted from trading on NASDAQ and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2017, we have issued and outstanding 12,012,877 shares of common stock and we have 9,004,887 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2017, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 278,982,236 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold from January 1, 2017 to July 31, 2017.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

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

In the first and second quarters of 2017, we sold an aggregate of 10,887 shares of commons stock to certain members of our management. The average price for the shares was $4.59 based on the closing price of our common stock on each respective purchase date. The sales resulted in gross proceeds of $50,000.

In July 2017, we issued one of our legal advisors a common stock purchase warrant to purchase 11,539 shares of our common stock at an exercise price of $5.79 per share as partial compensation for legal work. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2022.

In July of 2017, we issued an aggregate of: (i) 37,244 shares of restricted stock, (ii) 9,311 restricted stock units and (iii) 13,574 common stock purchase options. The securities were issued to our non-executive directors pursuant to our non-executive director compensation policy. The respective grants vest quarterly over the grant year. With respect to the options, they have an exercise price of $5.37 and a term of 10 years. All the securities were issued pursuant to our 2010 Equity Compensation Plan, as amended.

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

NEURALSTEM, INC.

Date: August 8, 2017	/s/ Richard Daly
Chief Executive Officer

/s/ Richard Daly
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants		8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant		8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10		10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10		10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)		10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan		10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10		8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/3/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12		8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12		8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12		8-K	10.03	001-33672	7/27/12

10.12**	Amendment of terms of Karl Johe Employment Agreement dated 9/17/14		8-K	10.01	001-33672	9/18/14

10.13	Loan and Security Agreement dated March 2013		8-K	10.01	001-33672	3/27/13

10.14	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	001-33672	3/27/13

10.15	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13

10.16**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.17	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.18**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.19**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.20	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.21**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16		8-K	10.01	001-33672	6/16/16

10.22	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.		8-K	10.01	001-33672	9/12/16

10.23**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/8/16

10.24	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.25	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.26**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.