Form 10-Q
period 2017-09-30
Neuralstem, Inc.
filed 2017-11-08
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 31, 2017, there were 15,146,027 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,063,710	$15,194,949
Short-term investments	5,000,000	5,000,000
Trade and other receivables	37,458	10,491
Current portion of related party receivable, net of discount	57,291	53,081
Prepaid expenses	548,766	646,195
Total current assets	14,707,225	20,904,716

Property and equipment, net	196,191	269,557
Patents, net	915,457	990,153
Related party receivable, net of discount and current portion	356,174	424,240
Other assets	13,719	15,662
Total assets	$16,188,766	$22,604,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,476,683	$2,343,936
Accrued bonuses	-	852,963
Current portion of long-term debt, net of fees and discount	-	3,705,787
Other current liabilities	358,044	430,738
Total current liabilities	1,834,727	7,333,424

Derivative liabilities	2,785,863	3,921,917
Other long-term liabilities	3,400	18,209
Total liabilities	4,623,990	11,273,550

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 15,146,027 and 11,032,858 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	151,460	110,329
Additional paid-in capital	216,784,493	204,239,837
Accumulated other comprehensive income	2,345	3,905
Accumulated deficit	(205,383,522)	(193,033,293)
Total stockholders' equity	11,564,776	11,330,778
Total liabilities and stockholders' equity	$16,188,766	$22,604,328

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$2,500	$2,500	$7,500	$7,500

Operating expenses:
Research and development expenses	1,383,863	3,589,793	6,871,028	9,130,012
General and administrative expenses	1,206,510	1,329,712	4,174,583	5,862,374
Total operating expenses	2,590,373	4,919,505	11,045,611	14,992,386
Operating loss	(2,587,873)	(4,917,005)	(11,038,111)	(14,984,886)

Other income (expense):
Interest income	18,099	17,293	52,995	41,862
Interest expense	(1,383)	(240,462)	(155,843)	(949,375)
Change in fair value of derivative instruments	2,679,770	(538,261)	(403,155)	219,014
Gain on related party settlement	-	458,608	-	458,608
Fees related to issuance of derivative liabilities, warrant inducement and other expenses	(242,396)	(456)	(806,115)	(463,798)
Total other income (expense)	2,454,090	(303,278)	(1,312,118)	(693,689)

Net loss	$(133,783)	$(5,220,283)	$(12,350,229)	$(15,678,575)

Net loss per share - basic	$(0.01)	$(0.59)	$(1.00)	$(1.96)
Net loss per share - diluted	$(0.18)	$(0.59)	$(1.00)	$(1.96)

Weighted average common shares outstanding - basic	14,060,844	8,835,045	12,380,054	8,019,153
Weighted average common shares outstanding - diluted	14,163,072	8,835,045	12,380,054	8,019,153

Comprehensive loss:
Net loss	$(133,783)	$(5,220,283)	$(12,350,229)	$(15,678,575)
Foreign currency translation adjustment	(1,005)	21	(1,560)	1,516
Comprehensive loss	$(134,788)	$(5,220,262)	$(12,351,789)	$(15,677,059)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(12,350,229)	$(15,678,575)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	233,589	275,074
Share-based compensation expense	1,504,143	2,866,773
Amortization of deferred financing fees and debt discount	59,781	283,493
Change in fair value of derivative instruments	403,155	(219,014)
Warrant inducement expense	563,744	-
Expenses related to issuance of derivative instruments	242,676	466,541
Loss on disposal of fixed assets	8,128	-

Changes in operating assets and liabilities:
Trade and other receivables	(26,967)	24,631
Related party receivable	63,856	(465,199)
Prepaid expenses	150,589	212,572
Other assets	1,971	21,542
Accounts payable and accrued expenses	(920,624)	1,029,864
Accrued bonuses	(852,963)	(161,362)
Other current liabilities	(196,132)	(38,236)
Other long term liabilities	(14,809)	(153,854)
Net cash used in operating activities	(11,130,092)	(11,535,750)

Cash flows from investing activities:
Maturity of short-term investments	5,000,000	7,517,453
Purchase of short-term investments	(5,000,000)	-
Patent costs	(82,645)	(30,183)
Purchase of property and equipment	(10,993)	(98,088)
Net cash (used in) provided by investing activities	(93,638)	7,389,182

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants, net	3,225,176	-
Proceeds from sale of common stock and warrants, net	5,510,840	8,173,686
Payments of long-term debt	(3,765,568)	(3,381,898)
Proceeds from short-term note payable	346,863	313,483
Payments of short-term notes payable	(223,425)	-
Net cash provided by financing activities	5,093,886	5,105,271
Effects of exchange rates on cash	(1,395)	893
Net (decrease) increase in cash and cash equivalents	(6,131,239)	959,596

Cash and cash equivalents, beginning of period	15,194,949	4,716,533

Cash and cash equivalents, end of period	$9,063,710	$5,676,129

Supplemental disclosure of cash flows information:
Cash paid for interest	$115,034	$869,038

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$-	$8,936

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

Our cash, cash equivalents and short-term investments balance at September 30, 2017 was approximately $14.1 million. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public offering price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans through December 2018. The inability to secure additional capital by such date may raise substantial doubt about our ability to continue as a going concern. Accordingly, we will require additional capital to further develop our pre-clinical and clinical development programs. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. We currently do not have commitments for future funding from any source.

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

Following is a reconciliation of diluted and basic earnings per share for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2017	2016	2017	2016
Net loss	$(133,783)	$(5,220,283)	$(12,350,229)	$(15,678,575)
Numerator for basic earnings per share	$(133,783)	$(5,220,283)	$(12,350,229)	$(15,678,575)
Adjustment for gain related to mark-to-market adjustment for liability classified warrants	(2,398,453)	-	-	-
Numerator for diluted earnings per share	$(2,532,236)	$(5,220,283)	$(12,350,229)	$(15,678,575)

Denominator:
Denominator for basic earnings per share - weighted-average shares	14,060,844	8,835,045	12,380,054	8,019,153
Effect of dilutive securities: liability classified warrants	102,228	-	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed exercises	14,163,072	8,835,045	12,380,054	8,019,153

A total of approximately 10.0 and 9.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2017, respectively, as their inclusion would be anti-dilutive. A total of approximately 4.9 million potential dilutive shares have been excluded in the calculation of diluted net income per share for both the three- and nine-month periods ended September 30, 2016, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three or nine months ended September 30, 2017 or 2016.

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

Recently Adopted Guidance

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance simplifies the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The ASU became effective for us on January 1, 2017. We no longer record estimate forfeitures on share-based awards and, instead, record forfeitures as they occur. This adoption had no material effect on our consolidated financial statements.

Unadopted Guidance

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation. This ASU provides clarification regarding when changes to the terms or conditions of share-based payment awards should be accounted for as modifications. This guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied prospectively to awards modified after the adoption date. We do not expect this guidance to have a material effect on our consolidated financial statements.

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

We have reviewed other recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

At September 30, 2017 and December 31, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 and August 2017 capital raises (See Note 5) that are accounted for as derivative instruments whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative instruments - stock purchase warrants	$-	$-	$3,921,917	$3,921,917
Balance at December 31, 2016	$-	$-	$3,921,917	$3,921,917

Derivative instruments - stock purchase warrants	$-	$-	$2,785,863	$2,785,863
Balance at September 30, 2017	$-	$-	$2,785,863	$2,785,863

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2017:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2016	$3,921,917
Issuance of warrants	2,483,848
Exercise of warrants	(4,023,057)
Change in fair value - loss	403,155
Balance at September 30, 2017	$2,785,863

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2016:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value - gain	(219,014)
Balance at September 30, 2016	$4,363,156

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

We measure our long-lived assets, including property, plant, and equipment, and patents, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three or nine months ended September 30, 2017 and 2016.

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

Note 5. Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock options. Our stock options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of September 30, 2017, we have approximately 7.0 million shares of common stock reserved for issuance upon the exercise of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended September 30,
	2017	2016

Research and development expenses	$185,492	$397,825
General and administrative expenses	144,263	180,995
Total	$329,755	$578,820

	Nine Months Ended September 30,
	2017	2016

Research and development expenses	$993,927	$1,371,378
General and administrative expenses	510,216	1,495,395
Total	$1,504,143	$2,866,773

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

Stock Options

A summary of stock option activity and related information for the nine months ended September 30, 2017 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,691,987	$22.60	5.1	$-
Granted	46,982	$5.08
Exercised	-			$-
Forfeited	(52,088)	$23.15
Outstanding at September 30, 2017	1,686,881	$22.10	4.3	$-

Exercisable at September 30, 2017	1,504,401	$23.80	3.8	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$3.50	-	$13.00	745,798	$9.52	6.4	$-
$13.01	-	$26.00	373,404	$15.24	4.1	-
$26.01	-	$39.00	149,794	$32.51	2.0	-
$39.01	-	$56.00	417,885	$46.96	1.6	-
			1,686,881	$22.10	4.3	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Nine Months Ended September 30,
	2017			2016

Annual dividend		-			-
Expected life (in years)	0.3	-	5.5	5.8	-	7.3
Risk free interest rate	0.80%	-	1.94%	1.34%	-	1.75%
Expected volatility	62.2%	-	83.0%	69.0%	-	80.2%

Options granted in the nine months ended September 30, 2017 and 2016, had a weighted average grant date fair value of $3.19 and $5.20 per share, respectively. Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2017 was approximately $1,244,000 to be recognized over approximately 1.4 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

In the nine months ended September 30, 2017 we granted 9,311 RSU’s with a weighted average grant date fair value of $5.37.

RSUs vesting in the nine months ended September 30, 2017 had a total value of approximately $13,000.

At September 30, 2017, we had 11,235 outstanding RSUs with a weighted average grant date fair value of $11.77 and a total intrinsic value of approximately $15,000. The total value of all RSUs that were converted in the nine months ended September 30, 2017 was approximately $23,000. Unrecognized compensation cost for unvested RSUs at September 30, 2017 was approximately $38,000 to be recognized over approximately 0.8 years.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the board year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

In the nine months ended September 30, 2017, we granted 65,842 shares of restricted stock with a weighted average grant date fair value of $3.63.

Restricted stock vesting in the nine months had a weighted average grant date fair value of $4.91 and a total intrinsic value of approximately $14,000

At September 30, 2017, we had 55,307 shares of restricted stock outstanding with an average grant date fair value of $3.39. Unrecognized compensation cost for unvested restricted stock awards at September 30, 2017 was approximately $188,000 to be recognized over approximately 0.8 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 1,746,173 common stock purchase warrants in conjunction with our capital raising transactions. Such warrants were classified as derivative liabilities due to the existence of non-standard anti-dilution and certain other conditions contained in the warrants. At September 30, 2017, after giving effect of exercises, 732,709 remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

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

The inducement warrants are exercisable through March 20, 2018 at an exercise price equal to $5.80 per share, and contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. In the event that the shares underlying the inducement warrants are not subject to an effective registration statement at the time of exercise, the inducement warrants may be exercised on a cashless basis at any time after six (6) months from the issuance date. The inducement warrants are classified in equity. The fair value of the inducement warrants of $476,084 was expensed as inducement expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017.

In April 2017, we executed a similar agreement with a different investor pursuant to which the investor agreed to exercise certain of their stock purchase warrants to purchase 153,847 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors an inducement warrant to purchase 51,283 shares of the Company common stock at $5.80 per share (the “Inducement Warrants”). The terms of the inducement warrants issued in April 2017 are substantially similar to the terms of the inducement warrants issued in March 2017 and are classified in equity. The fair value of the inducement warrants of $87,660 was expensed as inducement expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017.

In August 2017, we issued 2,250,000 common stock purchase warrants in conjunction with our capital raise transaction. Such warrants are classified as derivative liabilities due to the existence of certain net cash settlement provisions and certain other conditions contained in the warrants. The warrants are recorded at fair value as mark-to-market liabilities (see Note 3).

A summary of outstanding warrants at September 30, 2017 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$2.00	-	$3.90	2,994,248	May 2021 - August 2024
$5.79	-	$5.80	293,593	March 2018 - July 2022
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$18.60	-	$19.80	12,309	March 2018 - June 2018
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	164,114	November 2017 - October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			4,338,528

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

In June and July 2017, we issued 167,308 shares of our common stock upon the exercise of certain outstanding common stock purchase warrants. The warrants were exercised at $3.25 per share and we received approximately $544,000 in net proceeds.

In August 2017, we completed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public offering price of $2.00 per each share and common stock purchase warrant. We received aggregate gross proceeds of $6.0 million and net proceeds of approximately $5,414,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $2.00 per share and a term of 7 years. The warrants contain certain cash settlement features and non-standard anti-dilution protection and consequently, are being accounted for as derivative instruments recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the derivative instruments with those being allocated to the derivative instruments being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This offering was made pursuant to our shelf registration statement declared effective by the SEC on June 23, 2017 (Registration No. 333-218608).

During the nine months ended September 30, 2017, we issued 4,939 shares of our common stock upon the conversion of 4,939 outstanding restricted stock units.

Note 6. Commitments and Contingencies

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This license provides for monthly payments of approximately $5,500 per month with the term expiring on December 31, 2017.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. The loss is included in research and development expense on our statements of operations for the three- and nine-month periods ended September 30, 2017. We are currently exploring opportunities to sub-lease the unused research space.

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

The $658,000 non-interest-bearing receivable is recorded net of a discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the year ended December 31, 2016.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $558,000, excluding discount, remains outstanding at September 30, 2017 and is payable in $100,000 annual installments with a final balloon payment due six years from issuance.

ITEM 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2017), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2017 to the comparable periods of 2016.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Recent Clinical & Business Highlights

•	On November 6, 2017, we strengthened our clinical research team with the appointment of David Recker, MD, as Chief Medical Officer. Dr. Recker has more than 20 years of experience in drug development in multiple therapeutic areas including CNS and cell therapy and has been involved in numerous aspects of clinical strategy development, including product registration and marketing support, clinical trial development and execution, data interpretation, key opinion leader development and support.

•	On September 18, 2017, we strengthened our board of directors with the appointment of Cristina Csimma, Pharm.D, MHP. Dr. Csimma has considerable experience in the biopharmaceutical industry and in drug development. In addition, Tianjin Pharmaceuticals Group International Holdings Co., LTD (the sole holder of the Series A Preferred Stock) appointed their designated director per the terms of the Series A Preferred Stock.

•	On September 5, 2017 we were awarded two additional patents by the United States Patent and Trademark Office (USPTO). These patents broadly protect methods for using neural stem cells to treat neurodegenerative disorders, a key component of the Company’s platform. The first new patent, U.S. Patent No. 9,744,194, covers methods of treating neurodegenerative disorders through transplantation of neural stem cells. The second new patent, U.S. Patent No. 9,750,769, covers neural stem cells engineered to express IGF-1, a neurotrophic molecule with broad therapeutic potential in the treatment of neurodegenerative disorders.

On August 2, 2017, Neuralstem was awarded a Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met.

•	On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

•	On July 25, 2017, we announced top-line results from our exploratory Phase 2 clinical trial examining the efficacy of NSI-189 compared to placebo for the treatment of major depressive disorder (MDD). The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS). However, the study results were directionally positive with regard to MADRS.

o	Of two secondary efficacy endpoints in the Phase 2 MDD trial results analyzed so far, the patient-rated Symptoms of Depression Questionnaire (SDQ) achieved statistical significance (p=0.044) with NSI-189 40 mg once daily does (“QD”) compared to placebo. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both the 40 mg QD and 40 mg twice daily doses (“BID”). Both doses were well-tolerated with no serious adverse events reported.

o	The company plans to present the results of the analysis of the secondary endpoints from the Phase 2 clinical trial of NSI-189 in MDD at a scientific meeting in the fourth quarter of this year.

•	In June 2017, Neuralstem (NASDAQ: CUR) was added to the Russell Microcap® Index as part of the FTSE’s annual reconstitution of its family of U.S. indexes. The Russell Microcap® Index measures the performance of the microcap segment of the U.S. equity market.

•	From March through July 2017, we received approximately $3,294,000 upon the exercise of 1,013,464 common stock purchase warrants issued in our May 2016 registered offering at an exercise price of $3.25 per share. We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through December 2018.

•	During the third quarter of 2017 we continued our corporate restructuring to better align our personnel with corporate objectives and to conserve additional capital.

Clinical Development Program Review

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development.

Clinical Pipeline

Therapy	Indication	Preclinical	Phase I	Phase II	Phase III	Status
Small Molecule: Lead Asset						
NSI-189	Major Depression Disorder (MDD)					Topline Results Reported
	Long-term Follow-up Study (MDD)					6 Month Observation Ongoing
	Supplementary Pre-clinical Program for Signal Generation					
	Angelman Syndrome					Ongoing
	Ischemic Stroke					
	Type 1 & 2 Diabetes-related Neuropathy					
	Irradiation-induced Cognitive Deficit					
	LTP Enhancement					
Cell Therapy (to be advanced with external funding)						
NSI-566	Amyotrophic Lateral Sclerosis (ALS)					P2a Completed
	Chronic Spinal Cord Injury					P1 thoracic follow-up & Group B cervical IRB approval
	Ischemic Stroke					P1 follow-up

Pipeline Summary

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD

•	In July 2017, the company announced, top-line results from its exploratory Phase 2 clinical trial examining the efficacy of NSI-189 at 40 mg QD and 40 mg BID compared to placebo for the treatment of MDD. The study, which utilized the two-staged sequential parallel comparison design (SPCD), did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the MADRS. However, the 40 mg QD dose was directionally positive on the MADRS. Of secondary efficacy endpoints analyzed so far, the patient-rated SDQ achieved statistical significance (p=0.044) with NSI-189 40 mg QD compared to placebo in the overall SPCD analysis. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both doses. Both the 40 mg QD and 40 mg BID doses were well-tolerated with no serious adverse events reported.

•	The clinical trial was initiated in May 2016 and the last subject completed the study in May 2017. 220 subjects were randomized for a 12-week interventional study with NSI-189 or placebo. The study was conducted under the direction of Principal Investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

•	The company plans to announce the results of the analysis of the secondary endpoints at The American College of Neuropsychopharmacology (ACNP) meeting in December 2017.

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

•	In September 2015, we presented data from our ALS trials at the American Neurological Association Meeting. The data was presented by Principal Investigator Eva Feldman, MD, PhD, Director of the A. Alfred Taubman Medical Research Institute and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 studies continue to be monitored for long-term follow-up evaluations. Long-term follow-up data on subjects from both the Phase 1 and Phase 2 safety trials showed an encouraging signal of continued therapeutic benefit versus a historical control database, PRO-ACT. These data were presented by Dr. Feldman at the 2017 International Society for Stem Cell Research (ISSCR) Conference in June 2017.

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke

•	In March 2016, we completed dosing the final planned cohort, for a total of nine subjects. Subjects are currently being monitored through their 24-month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI)

•	In April 2017, the company announced that it had received FDA approval to recruit a new cohort (Group B) of four subjects with stable American Spinal Injury Association (AISA) complete, quadriplegic, cervical injuries to the ongoing Phase 1 human clinical trial evaluating the safety and feasibility of using NSI-566 spinal cord-derived neural stem cells to repair chronic cSCI. In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with stable thoracic spinal cord injuries; the stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All subjects will be followed for five years. This study is being conducted with support from the University of California, San Diego (UCSD) School of Medicine.

Pre-Clinical Development Pipeline

Our preclinical research on NSI-189 is focused on identifying its mechanism of action and investigating its potential utility as a neuroregenerative drug that can prevent or reverse various types of central and peripheral nerve degeneration and that may have significant cognitive benefit in diseases that impact memory and cognition. Recent preclinical data support the potential benefits of NSI-189 in other indications beyond MDD.

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

Our Technologies

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell-based screening capability, we have discovered and patented a series of small molecule compounds. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis and neurogenesis in the human hippocampus thereby providing therapeutic benefits in indications such as MDD, and may also provide clinical benefit in indications such as Angelman Syndrome, Diabetic Neuropathy, Cognition, Stroke and Radiation Induced Cognitive Deficit.

Our portfolio of small molecule compounds which includes NSI-189 are covered by 10 U.S. exclusively owned issued and pending patents and over 60 exclusively owned foreign issued and pending patents.

Stem Cells.

Our stem cell based technology has both therapeutic and screening characteristics.

From a therapeutic perspective, our stem cell based technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord thus enabling the generation of physiologically relevant human neurons of different types. We believe that our stem cell technology will enable the replacement or supplementation of malfunctioning or dead cells thereby creating a neurotrophic environment that offers protection to neural tissue as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is the development of effective methods to generate replacement cells from neural stem cells. We believe that creating a neurotrophic environment by replacing damaged, malfunctioning or dead neural cells with fully functional ones may be a useful therapeutic strategy in treating many diseases and conditions of the central nervous system.

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

Employees

As of November 1, 2017, we had seven (7) full-time employees. Of these full-time employees, five (5) work in research and development and clinical operations and two (2) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

During the nine months ended September 30, 2017 and 2016, we recognized approximately $7,500 of revenue in each period related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

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

In August 2017, we were awarded an SBIR grant by NIH to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. Proceeds from such award will be recorded as contra-research and development expenses.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the nine months ended September 30, 2017 and 2016, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

During each of the three months ended September 30, 2017 and 2016 we recognized $2,500 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$1,383,863	$3,589,793	$(2,205,930)	(61%)
General and administrative expenses	1,206,510	1,329,712	(123,202)	(9%)
Total operating expenses	$2,590,373	$4,919,505	$(2,329,132)	(47%)

Research and Development Expenses

The decrease of approximately $2,206,000 or 61% in research and development expenses for the three months ended September 30, 2017 compared to the comparable period of 2016 was primarily attributable to a $1,664,000 decrease in clinical trial costs due to the completion of our NS-189 Phase 2 clinical trial, a $329,000 decrease in our personnel, facility and other expenses due to our ongoing corporate restructuring and cost reduction efforts and a $212,000 decrease in our non-cash stock based compensation expense.

General and Administrative Expenses

The decrease of approximately $123,000 or 9% in general and administrative expenses for the three months ended September 30, 2017 compared to the comparable period of 2016 was primarily attributable to a $98,000 decrease in cash based board of directors fees and a $37,000 decrease in non-cash stock based compensation expense.

Other expense

Other income (expense), net totaled approximately $2,454,000 and ($303,000) for the three months ended September 30, 2017 and 2016, respectively.

Other income, net in 2017 consisted primarily of approximately $2,680,000 of non-cash gains related to the fair value adjustment of our derivative instruments partially offset by $243,000 of costs related to the issuance of liability classified warrants issued in conjunction with our August 2017 capital raise.

Other expense, net in 2016 consisted of approximately $538,000 of losses related to the fair value adjustment of our derivative instruments and $240,000 of interest expense primarily related to our long-term debt, partially offset by a gain of approximately $459,000 related to our entering into a reimbursement agreement with a former executive officer.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

During each of the nine months ended September 30, 2017 and 2016 we recognized $7,500 of revenue related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research and development expenses	$6,871,028	$9,130,012	$(2,258,984)	(25%)
General and administrative expenses	4,174,583	5,862,374	(1,687,791)	(29%)
Total operating expenses	$11,045,611	$14,992,386	$(3,946,775)	(26%)

Research and Development Expenses

The decrease of approximately $2,259,000 or 25% in research and development expenses for the nine months ended September 30, 2017 compared to the comparable period of 2016 was primarily attributable to a $2,226,000 decrease in our personnel, facility and other expenses due to our ongoing corporate restructuring and cost reduction efforts and a $377,000 decrease in our non-cash stock based compensation expense partially offset by a $307,000 increase in costs related to our NS-189 Phase 2 clinical trial.

General and Administrative Expenses

The decrease of approximately $1,688,000 or 29% in general and administrative expenses for the nine months ended September 30, 2017 compared to the comparable period of 2016 was primarily attributable a $985,000 decrease in non-cash stock based compensation expense and a $816,000 decrease in payroll and related expenses as a result of headcount reductions partially offset by a $70,000 increase in fees for outsourced service providers and consultants.

Other expense

Other expense, net totaled approximately $1,312,000 and $694,000 for the nine months ended September 30, 2017 and 2016, respectively.

Other expense, net in 2017 consisted of approximately $564,000 of expense related to the issuance of inducement warrants, $403,000 of non-cash losses related to the fair value adjustment of our derivative instruments, $243,000 of costs related to the issuance of liability classified warrants issued in conjunction with our August 2017 capital raise and $156,000 of interest expense primarily related to our long-term debt, partially offset by $53,000 of interest income.

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

We had cash, cash equivalents and short-term investments balances of approximately $14.1 million as at September 30, 2017. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

Based on our expected operating cash requirements, we anticipate our average monthly cash burn rate will decrease and our current cash and investments on hand will be sufficient to fund our operations, through December 2018.

We will require additional capital to continue to develop our pre-clinical and clinical development operations. To continue to fund our operations and the development of our product candidates we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source. We cannot assure you that we will be able to secure additional capital or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%

Net cash used in operating activities	$(11,130,092)	$(11,535,750)	$405,658	4%
Net cash (used in) provided by investing activities	$(93,638)	$7,389,182	$(7,482,820)	(101%)
Net cash (used in) provided by financing activities	$5,093,886	$5,105,271	$(11,385)	(0%)

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $406,000 was due to a decrease in our operating loss adjusted for certain non-cash items partially offset by payments of accrued bonuses and accounts payable in 2017. Cash used in operating activities in the nine months ended September 30, 2017, of approximately $11,130,000 reflects our $12,350,000 operating loss for the period adjusted for certain non-cash items including: (i) $1,504,000 of stock based compensation, (ii) 806,000 of expenses related to issuance of liability classified warrants and warrant inducement expenses and $403,000 related to the change in fair value of our liability classified warrants partially offset by $1,795,000 of changes in our operating assets and liabilities,

Net Cash Provided by Investing Activities

For the nine months ended September 30, 2017 cash used in investing activities was comprised of costs related to our patent assets and fixed asset purchases. For the nine months ended September 30, 2016 we received approximately $7.4 million from the maturity of some of our short-term investments.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2017, cash provided by financing activities consisted primarily of approximately $5,414,000 of net proceeds from our August financing transaction, $3,225,000 from the exercise of common stock purchase warrants and $347,000 of proceeds from short-term borrowings partially offset by approximately $3,989,000 of debt payments.

In the nine months ended September 30, 2016, cash provided by financing activities was comprised of net proceeds from our two financings in May 2016 of approximately $8,154,000 partially offset by loan principal repayments of approximately $3,382,000.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities was declared effective by the SEC. To date, through September 30, 2017 we have sold and reserved for sale upon exercise of outstanding instruments approximately $10.5 million under this shelf registration statement.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 through September 30, 2017, we have accumulated losses totaling approximately $205.4 million. On September 30, 2017, we had a working capital surplus of approximately $12.9 million and stockholders’ equity of approximately $11.6 million Our net losses for the three most recent fiscal years have been approximately $21.1 million, $20.9 million and $22.6 million for 2016, 2015 and 2014, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2017, we had cash, cash equivalents and short-term investments on hand of approximately $14.1 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at September 30, 2017 was approximately $14.1 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations through December 2018. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient financing to fund our operations.

Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Risks Relating to Our Business

Following our announcements regarding the negative results from our Phase 2 study, we may not generate any future revenues from NSI-189 or its underlying intellectual property and securing additional financing may be more difficult.

On July 25, 2017, we announced that our Phase 2 study of NSI-189 in subjects with MDD failed to achieve statistical significance on its primary endpoint. Following these clinical results, we may not generate any future revenues from NSI-189 or its underlying intellectual property. Additionally, after similar results, other companies in our industry have found it more difficult to raise capital and when they have been able to raise capital, it has typically been under less favorable terms.

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

If we are unable to complete pre-clinical and clinical testing and trials or if clinical trials of our product candidates are prolonged, delayed, suspended, terminated or fail to reach their endpoints, our business and results of operations could be materially harmed.

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

We have entered into employment agreements with Mr. Daly and Dr. Johe. Each of these employment agreements require the payment of severance, in the event certain conditions are met, if these individuals are terminated or resign under certain conditions. These provisions will make the replacement of these employees very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval. By way of example, on July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint. As a result of this announcement, the market price or our common stock decreased substantially. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

If our common stock were delisted from NASDAQ, the Company would be subject to the risks relating to penny stocks.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2017, we have issued and outstanding 15,146,027 shares of common stock and we have 10,874,337 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2017, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 273,979,636 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate?s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The following information is given with regard to unregistered securities sold from January 1, 2017 to October 31, 2017.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

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

In July 2017, we issued one of our outside advisors a common stock purchase warrant to purchase 11,539 shares of our common stock at an exercise price of $5.79 per share as partial compensation for services. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2022.

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

NEURALSTEM, INC.

Date: November 8, 2017	/s/ Richard Daly
Chief Executive Officer

/s/ Richard Daly
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A	10.1	333-157079	2/3/09

40

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

41

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

42

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2/A	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12**	Amendment of terms of Karl Johe Employment Agreement dated 9/17/14	8-K	10.01	001-33672	9/18/14

10.13	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

43

10.14	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	001-33672	3/27/13

10.15	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13

10.16**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.17	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.18**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.19**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.20	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.21**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16		8-K	10.01	001-33672	6/16/16

10.22	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.		8-K	10.01	001-33672	9/12/16

10.23**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/8/16

10.24	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.25	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.26**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

44

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.