Form 10-K
period 2017-12-31
Neuralstem, Inc.
filed 2018-04-02
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $55,416,345.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2018 was 15,160,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements and include statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 such as statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, regulatory applications and approvals, and third-party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.” These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements These Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to conduct and obtain successful results from our clinical trials, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately test and manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2017), unless another date is specified.

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

Our patented technology platform has three core components:

1.	Over 300 lines of human, regionally specific neural stem cells, some of which have the potential to be used to treat serious or life-threatening diseases through direct transplantation into the central nervous system;
2.	Proprietary screening capability – our ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds against nervous system disorders; and
3.	Small molecules that resulted from Neuralstem’s neurogenesis screening platform that may have the potential to treat wide variety of nervous system conditions

Our technology platform to date has produced two lead assets in clinical development: our NSI-189 phosphate small molecule program and NSI-566 stem cell therapy program.

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 15 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our small molecule compounds.

We believe our technology, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

Recent Clinical and Business Highlights

Business Highlights

•	On November 6, 2017, we strengthened our clinical research team with the appointment of David Recker, MD, as Chief Medical Officer. Dr. Recker has more than 20 years of experience in drug development in multiple therapeutic areas including CNS and cell therapy and has been involved in numerous aspects of clinical strategy development, including product registration and marketing support, clinical trial development and execution, data interpretation, key opinion leader development and support.

•	On September 18, 2017, we strengthened our board of directors with the appointment of Cristina Csimma, Pharm.D, MHP. Dr. Csimma has considerable experience in the biopharmaceutical industry and in drug development. In addition, on December 18, 2017, Tianjin Pharmaceuticals Group International Holdings Co., LTD (the sole holder of the Series A Preferred Stock) appointed Xi Chen, PhD as their designated director per the terms of the Series A Preferred Stock. Dr. Chen has extensive healthcare management and research experience in both China and North America.

•	On September 5, 2017 we were awarded two additional patents by the United States Patent and Trademark Office (USPTO). These patents broadly protect methods for using neural stem cells to treat neurodegenerative disorders, a key component of the Company’s platform. The first new patent, U.S. Patent No. 9,744,194, covers methods of treating neurodegenerative disorders through transplantation of neural stem cells. The second new patent, U.S. Patent No. 9,750,769, covers neural stem cells engineered to express IGF-1, a neurotrophic molecule with broad therapeutic potential in the treatment of neurodegenerative disorders.

•	On August 2, 2017, Neuralstem was awarded a Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met.

•	On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

•	In June 2017, Neuralstem (NASDAQ: CUR) was added to the Russell Microcap® Index as part of the FTSE’s annual reconstitution of its family of U.S. indexes. The Russell Microcap® Index measures the performance of the microcap segment of the U.S. equity market.

Clinical Programs

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development:

NSI-189 (Small Molecule Pharmaceutical Compound).

Our lead asset, NSI-189, is a new chemical entity with what we believe to be a novel mechanism of action.

We believe that NSI-189 may provide an effective treatment for patients suffering from Major Depressive Disorder or MDD by promoting synaptogenesis or neurogenesis in the hippocampus. Results to date indicate that NSI-189 promotes neurogenesis in mice and exerts anti-depression effects in MDD patients[1]. Data suggests that chronic exposure to stress hormones (glucocorticoids) inhibits release of neurotrophins, thereby inhibiting neurogenesis in the dentate gyrus, which results in hippocampal atrophy and depressive disease symptoms. NSI-189 stimulates neurogenesis of human hippocampus derived neural stem cells in vitro and stimulates neurogenesis in mouse hippocampus in vivo therefore we believe NSI-189 may have anti-depressant and pro-cognitive properties. NSI-189’s neurogenesis effect is believed to have a highly specific effect in the hippocampus and subventricular zone, the two well-known neurogenic regions in adult CNS,

In a Phase 1B study in subjects with MDD, NSI-189 showed strong potential for efficacy on both depression and cognition scales. Additionally, data from the study indicated that the compound appears to impart a durable effect. While the molecular mechanism of action is not yet fully understood, our data suggest that NSI-189 works by a different mechanism of action than current antidepressants. Accordingly, we believe that NSI-189 may have a positive therapeutic response as well as a favorable side-effect profile when compared to currently marketed products.

Major Depressive Disorder (MDD)

Major depressive disorder (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. MDD is the leading cause of disability in the U.S. for persons age 15 to 44. In 2015, an estimated 16.1 million adults aged 18 or older in the United States had at least one major depressive episode in the prior year. This number represented 6.7% of all U.S. adults[2]. Treatment of MDD is characterized by a high level of patient turnover due to low efficacy and high side effects. It is estimated that 67% of patients will fail their first line therapy, 75% will then fail their second line prescription and 80% will then fail their third line prescription [3]. These factors combine to create a significant opportunity for a differentiated therapeutic agent, particularly one that may act through a novel mechanism of action.

_________________

[1] Fava M, et al. Molecular Psychiatry, 8 Dec 2015; doi: 10.1038/mp.2015.178

[2] https://www.nimh.nih.gov/health/statistics/prevalence/major-depression-among-adults.shtml. Accessed February 13, 2017.

Clinical Experience with NSI-189

We have completed an exploratory Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD in an outpatient setting.

The study randomized 220 subjects into three cohorts: NSI-189 40 mg twice daily (BID), NSI-189 40 mg once daily (QD), or placebo. After the initial screening period, the dosing portion of the trial was 12 weeks in duration. There was a two week wash out period for those subjects enrolled who were taking an anti-depressant at the time of screening.

The study was 80% powered to show an improvement in the primary endpoint, compared to placebo, with an assumed effect size of Cohen’s d=0.5 (p ≤ 0.05). Subjects eligible for the study had to be diagnosed with major depressive disorder, recurrent, as per Diagnostic and Statistical Manual of Mental Disorders V[4], scoring 20 or greater on the MADRS, at screening and baseline and experiencing at least one eight-week MDD episode. The MADRS score was confirmed to be 20 or greater via remote SAFER interview by an independent rater prior to the baseline visit. After the 12-week trial period, eligible subjects were given the opportunity to enroll in a separate six-month observational study to assess the durability of effect defined as the time until the start of a new antidepressant treatment (ADT). Both the interventional and the observational studies were/are being conducted under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

On July 25, 2017, we announced top-line results from our exploratory Phase 2 clinical trial examining the efficacy of NSI-189 compared to placebo for the treatment of MDD. The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS), compared to placebo. Both doses were well-tolerated with no serious adverse events reported.

On December 5, 2017, we presented an updated analysis – including reports on all secondary scales – from the Phase 2 study of NSI-189 in MDD at the 56th American College of Neuropsychopharmacology (ACNP) Annual Meeting. Two additional patient reported outcomes showed statistically significant improvements in depressive and cognitive symptoms: Cognitive and Physical Functioning Questionnaire (CPFQ): 40 mg; p = 0.035 and Quick Inventory of Depressive Symptomatology Scale (QIDS-SR): 40 mg; p = 0.040 (Stage 2). Thus, with all three patient reported outcome scales (SDQ, CPFQ, and QIDS-SR) NSI-189 reached statistical significance over placebo.

In addition, we presented data on NSI-189’s effect on cognition as measured by computer-administered objective tests of cognition in the MDD patients. Two different test methods were used: Cogstate® and CogScreen®. Cogstate did not yield statistically significant results. In CogScreen® test, NSI-189 40 mg showed statistically significant improvement (p<0.05) on objective measures of executive functioning, attention, working memory, and memory.

In safety, NSI-189 appeared to be safe and well tolerated with no serious adverse events. There were no clinically meaningful changes in body weight or BMI, or in sexual function inventory.

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

____________________

[3] Rush AJ, Fava M, et al; STAR#D Investigators Group.Sequenced Treatment Alternatives to Relieve Depression (STAR*D); rationale and design Control Clin Trials. 2004 Feb;25(1):119-42

[4] American Psychiatric Association. Diagnostic and Statistical Manual of Mental Disorders. 5th ed. Washington, DC: American Psychiatric Association; 2013.

In December of 2011, we received authorization from the FDA to commence a Phase 1B randomized, double-blind, placebo-controlled, multiple-dose escalation study to evaluate safety, tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) effects of NSI-189 in subjects[5] with MDD. The primary outcome measure was to assess drug safety by number and severity of adverse events in drug versus the placebo group. A safety protocol also included a comparison between NSI-189 and placebo of vital signs, standard physical examination, ECG, EEG, standard clinical laboratory tests (hematology and biochemistry), standard neurological exam and the Columbia Suicide Severity Rating Scale. Secondary measurements included pharmacokinetics, and exploratory assessments included clinical scales such as the MADRS, CGI-I, SDQ, and the MGH CPFQ.

Criteria for subjects to be eligible to participate in the study included: a MADRS score of 15 to 30, inclusive, at screening and baseline; and diagnosed with MDD, or recurrent MDD, per DSM-IV-TR criteria and reconfirmed by SCID-CT. Subjects must have had at least two prior depressive episodes and have been currently or had historically been treated with antidepressants. The first cohort received 40 mg QD, the second cohort 40 mg BID, and the third cohort 40 mg three times per day (TID). 24 subjects with MDD were studied, with their diagnosis and illness severity confirmed through an independent, remote SAFER interview from Massachusetts General Hospital Clinical Trial Network, Inc. (MGH CTNI) raters. Each cohort included at least 3 female subjects. Each subject underwent a screening for eligibility (Day -37 to Day -6 or -3) and eligible subjects were admitted into the unit on Day -5 to complete their wash-out before being confirmed for eligibility and for baseline assessments. Eligible subjects received daily dosing of investigational medicinal product (NSI-189 or placebo) for 28 days starting on Day 1 and were followed for safety, PK, and PD until discharge. Subjects returned to the unit for extensive follow-up on Day 56 (± 3) and Day 84 (± 3) (End-of-study).

Trial data was presented in June 2014 at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP), and published in the journal Molecular Psychiatry (Fava et al., 2015[6]). NSI-189 was well tolerated and there were no serious (grade 4 or 5) adverse events.

At the end of dosing, efficacy measurements showed statistically significant improvement over placebo on one subject-reported depression scale (SDQ) and one subject-reported cognition scale (CPFQ) and showed a medium to large size effect on all scales studied[7].

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

________________

[5] https://www.clinicaltrials.gov/ct2/show/NCT01520649?term=neuralstem&rank=3

[6] http://www.nature.com/articles/mp2015178

[7] Size effect, as measured by Cohen’s d” or “d” is a validated statistical measure of the separation between treatment group(s) and control. Differences of 0.2 are considered ‘small’, 0.5 are considered ‘moderate’ and 0.8 are considered ‘large’.

In summary, NSI-189, a novel neurogenic compound, has shown promise as a potential treatment for MDD in this Phase 1B, double-blind, randomized, placebo-controlled, multiple-dose study. It is our belief that NSI-189 may have a significant benefit on depressive and cognitive symptoms in patients with MDD and other related disorders.

Pre-Clinical Experience with NSI-189

Our preclinical research on NSI-189 is focused on elucidating its mechanism of action and investigating its potential utility as a broad neuroregenerative drug that can prevent or reverse various types of central and peripheral nervous system disorders. Additionally, data to date indicate that NSI-189 may have a significant cognitive benefit in diseases that affect memory and cognition. Preclinical data support the potential benefits of NSI-189 in indications beyond MDD.

Supportive data include the following results obtained in collaboration with academic partners:

1.	NSI-189 and cognition:
•	Treatment of normal mouse brain slices with NSI-189 produced a concentration and time dependent increase in the magnitude of long term potentiation (LTP) and short-term potentiation (STP), a measure of synaptic plasticity which is an in vitro biomarker of memory[8].
•	NSI-189 treatment of brain slices from mice with a genetic defect that models Angelman Syndrome (a severe neurogenetic disorder – inherited, orphan condition – that shares symptoms and characteristics similar to those associated with other disorders including autism, cerebral palsy, Prader-Willi syndrome[9]) restored LTP to normal levels.
•	NSI-189 treatment preserved brain function and hippocampal proliferation at normal levels in a rat model of cognitive impairment induced by irradiation[10].

2.	NSI-189 and neuroregeneration[11]:
•	NSI-189 was demonstrated to be effective in the prevention and reversal of peripheral neuropathies in mouse models of Type 1 and preventative in Type 2 diabetes. Data from these studies, which includes reversal of neuropathic pain and decreased nerve conductance associated with the onset of diabetic symptoms, suggest that NSI-189 may have broad applicability in the treatment of central and peripheral neuropathies arising from diverse etiologies.

3.	NSI-189 and neurogenesis[12].

_______________

[8] Liu Y, Hefferan MP, Johe K, Bi X, Baudry M. NSI-189, a Neurogenic Compound, Enhances Short-term and Long-term Potentiation in C57BL/6 Mice and Reverses LTP Impairment in a Mouse Model of Angelman Syndrome. 2016 Annual Meeting of the Society for Neuroscience.

[9] https://www.angelman.org/what-is-as/diagnosis/

[10] Allen BD, Acharya MM, Lu CL, Giedzinski E, Parihar VK, Hefferan M, Johe KK, Limoli CL. Reversal of Radiation-Induced Cognitive Impairment by Oral Administration of Neurogenic Small Molecule Compound NSI-189. 2016 Annual Meeting of the Radiation Research Society.

[11] Johe K, Marquez A, Anaya C, Kifle B, Muttalib N, Jolivalt CG, Hefferan M, Calcutt NA. Therapeutic Efficacy of NSI-189 in Diabetic Mice. 2016 Annual Meeting of the Diabetic Neuropathy Study Group of the EASD (European Association for the Study of Diabetes)

[12] Tajiri N, et al. NSI-189, a Small Molecule with Neurogenic Properties, Exerts Behavioral and Neurostructural Benefits in Stroke Rats” Journal of Cellular Physiology 232 (2017): accessed February 13, 2017, DOI: 10.1002/jcp.25847

•	Oral administration of NSI-189 to mice with ischemic stroke led to a significant increase in neurogenesis in the hippocampus accompanied by a significant recovery from motor deficit. This evidence suggests that NSI-189 can induce recovery from stroke-induced brain damage. The improvements were maintained post cessation of dosing for the additional 12-week observational period. The sustained improvement suggests that NSI-189 initiated a host brain repair mechanism enabling tissue remodeling of the stroke brain. In cultured mouse hippocampal cells, NSI-189 lead to the upregulation of growth factors such as Stem Cell Factor (SCF) and Brain Derived Neurotrophic Factor (BDNF), as well as increasing neurite outgrowth.

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

NSI-189’s potential was identified using our stem cell-based screening platform. Our human neural stem cell lines form the foundation for functional cell-based assays used to screen for small molecule compounds that can affect biologically relevant outcomes such as neurogenesis, synapse formation, and protection against toxic insults. We have developed over 300 unique stem cell lines representing multiple regions of the developing brain and spinal cord at different time points in development, enabling the generation of almost unlimited numbers of physiologically relevant human neural cells for screening, target validation, and mechanism-of-action studies. This platform provides us with a unique and powerful tool to identify new chemical entities to treat a broad range of nervous system conditions.

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

NSI - 566 (Stem Cells)

The human central nervous system (CNS) has limited capacity for regeneration following injury or the onset of disease. Traditional therapies have mainly focused on minimizing the progression or symptoms of CNS disease or injury, but have not been effective at repairing the underlying cause of such disease. The focus of our cell therapy initiatives is the regeneration of neural function which has been lost to disease or injury. We believe that neuroprotection, neuroregeneration, and/or bridging of damaged neural circuitry may be accomplished by implantation of NSI-566 at the injury site.

Our proprietary technology enables the isolation and large-scale expansion of regionally specific neural stem cells from all areas of the developing human brain and spinal cord and enables the generation of commercially useful quantities of highly characterized allogeneic human neural stem cells that can be transplanted into patients to mitigate the consequences of CNS diseases or injury. We have developed and optimized processes that allow us to manufacture these cells under Good Manufacturing Practices or cGMP compliant conditions as required by the FDA for use in clinical trials and have generated cell banks which we believe are sufficient to provide material to meet all our requirements through to completion of Phase 3 studies. We have exclusive licenses for manufacture and use of the surgical platform and cannula that enable administration of the cells to the spinal cord for treatment utilizing our stem cells. Based on our preclinical data we believe that our human neural stem cells will differentiate into neurons and glia after grafting into the patient and will provide neuroprotection and stimulate neuroregeneration.

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), stroke, and spinal cord injury. To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS and a Phase1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke. Each of these studies are currently in their long-term follow-up stage. Recently the Phase 1 safety study in subjects with chronic spinal cord injury (cSCI) AISA A[13] thoracic spinal cord injury subjects was expanded – under the auspices of UC San Diego – to include cervical spinal-cord injury subjects.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2016 the Centers for Disease Control and Prevention estimated that between 14,000 and 15,000 Americans have ALS[14]. In ALS, nerve cells (motor neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We received orphan designation by the FDA for NSI-566 in ALS.

Motor Deficits Due to Ischemic Stroke

Ischemic stroke, the most common type of stroke, occurs as a result of an obstruction within a vessel supplying blood to the brain. In the US, approximately 1.8 million people live with paralysis due to stroke.[15] Post-stroke motor deficits include paralysis in arms and legs and speech impairment and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by both creating new circuitry in the area of injury and through repairing and or nurturing diseased cells to improve function in patients.

Chronic Spinal Cord Injury

Spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease, although in some cases it can be the result of diseases. It is estimated that there are 17,00014 new cases of SCI per year and that at any given time, there are between 243,000 and 347,000 people in the United States that are living with SCI[16]. Chronic spinal cord injury (cSCI) refers to the time after the initial hospitalization. SCIs are most often traumatic, caused by lateral bending, dislocation, rotation, axial loading, and hyperflexion or hyperextension of the cord or cauda equina. Motor vehicle accidents are the most common cause of SCIs, while other causes include falls, work-related accidents, sports injuries, and penetrating injuries such as stab or gunshot wounds. In certain instances, SCIs can also be of a non-traumatic origin, as in the case of cancer, infection, intervertebral disc disease, vertebral injury and spinal cord vascular disease. We believe that NSI-566 may provide an effective treatment for cSCI by “bridging the gap” in the spinal cord circuitry created in traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

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

We have completed all of the transplantations and the observation period of 24 months after the last surgery. The Phase 2 ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose of 16 million cells delivered in 40 injections over two surgeries. In June 2017, 24-month Phase 2 and combined Phase 1 and Phase 2 data from our ALS trials were presented at the International Society for Stem Cell Research (ISSCR) Annual Meeting, Approaches to Treating ALS, Boston, Massachusetts, by principal investigator Eva Feldman, MD, PhD, Russell N. DeJong Professor of Neurology and Director of Research of the ALS Clinic at the University of Michigan Health.  The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations.

__________________

[13] “ASIA”; American Spinal Injury Association. A = Complete: No sensory or motor function is preserved in sacral segments S4-S5

[14] https://www.ninds.nih.gov/Disorders/Patient-Caregiver-Education/Fact-Sheets/Amyotrophic-Lateral-Sclerosis-ALS-Fact-Sheet. Accessed February 17, 2017

[15] Prevalence and Causes of Paralysis – United States. Armour, B.S. et al. (2016) Am J Public Health. 106: 1855-57.

[16] Spinal Cord Injury Facts and Figures at a Glance,” National Spinal Cord Injury Statistical Center, accessed March 6, 2017. https://www.nscisc.uab.edu/

To provide guidance for future studies we undertook additional analyses of the Ph1/Ph2 NSI-566 ALS data using a matched controls approach. In order to facilitate this analysis, we utilized Pooled Resource Open-Access ALS Clinical Trials Database (PRO-ACT). The PRO-ACT platform houses the largest ALS clinical trials dataset ever created. PRO-ACT contains over 8,500 ALS de-identified patient records from multiple completed clinical trials. The PRO-ACT initiative merges data from existing publicly- and privately-conducted ALS clinical trials to generate an invaluable resource for accelerating discovery in the field of ALS. Post-hoc analyses of ambulatory limb-onset ALS participants in Phase 1 and 2 (Ph1/2) open-label intraspinal NSI-566 transplantation studies were compared to participants in PRO-ACT dataset who had complete data >1 month follow-up and matched Ph1/2 participants based on gender, age, disease duration, and baseline ALS functional rating scale-revised (ALSFRS-R). ALSFRS-R and a composite statistic (ALS/SURV), which combines survival and ALSFRS-R functional status, were analyzed. Mean ALSFRS-R at 24 months significantly differed between Ph1/2 and PRO-ACT (Ph1/2 30.1±8.6 vs. PRO-ACT 24.0±10.2, p=0·048). Using ALS/SURV, the median PRO-ACT participants did not live to 24-months, whereas the median Ph1/2 participant’s ALSFRS-R was 23 (p=0.0038). We are continuing to analyze the data.

NSI-566: ALS Phase I and II, 2-Year Follow-Up vs Historical Data

To date, substantially all the clinical costs of our ALS studies have been funded by grants.

Ischemic Stroke

In 2013 we commenced an open label, non-GCP, Phase I safety and dose escalation study in human subjects for treatment of motor deficits due to ischemic stroke. The trial was conducted at BaYi Brain Hospital in Beijing, China utilizing NSI-566, our spinal cord stem cells. This study was intended to evaluate safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose.

In March 2016, we completed dosing the final planned cohort, for a total of nine subjects. Subjects are currently being monitored through their 24-month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

At the twelve-month interim assessment delivery of NSI-566 cells by this mechanism in this population appeared to be safe and well tolerated at all doses. While not powered for efficacy, pre-specified endpoints (Fugl-Meyer, Modified Rankin Score and NIH Stroke Scale) showed statistically significant improvement in all scales compared to baseline as analyzed using the Wilcoxon signed rank test. Longitudinal MRI studies showed evidence of graft survival and cavity-filling in all 9 patients.

Fugl-Meyer Motor Score

Post-treatment (months, 0-12)

Chronic Spinal Cord Injury

In 2013, we received authorization from the FDA to commence our proposed Phase 1 clinical trial to treat chronic spinal cord injury. The trial, which is taking place at The University of California, San Diego or UCSD, commenced in 2014 and the first subject was treated in October 2014. The study enrolled four AISA A[17] thoracic spinal cord injury subjects (motor and sensory complete), one to two years’ post-injury at the time of stem cell treatment. In January of 2016 we reported six-month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events. A self-reported ability to contract some muscles below the level of injury in one of the four subjects treated was confirmed via clinical and electrophysiological follow-up examinations. All subjects will be followed for five years.

FDA has approved the protocol amendment to treat an additional cohort of four cervical spinal cord injury patients. This study, under the supervision of UCSD is actively seeking subjects.

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

Traumatic Brain Injury (TBI).

TBI occurs when a sudden mechanical force induces damage to the brain. TBIs result in cognitive and motor deficits or death. Damage may come from the forceful collision of the skull with a solid object, such as during a fall or car accident, or may be caused by an object penetrating the skull and disrupting brain tissue. The Company is in the midst of a collaboration with investigators at the Miami Project to Cure Paralysis to determine if transplantation of NSI-566 can lead to an improvement in motor function in an animal model for penetrating TBI (such as may occur from a gunshot).

Alzheimer’s disease (AD).

Neuralstem’s HK532-IGF-1 is a proprietary line of cortical neural stem cells engineered to over-express insulin-like growth factor-1 (IGF-1), which has been shown to have wide-ranging neuroprotective properties. AD is a progressive neurodegenerative disorder of the brain that leads to cognitive decline and memory loss which is the most common cause of dementia in older adults. Researchers at the University of Michigan evaluated the ability of the human neural stem cell line NSI-532.IGF1 to reverse the cognitive impact of neurodegeneration in AD (McGinley et al., 2016). In a mice model, mice with HK532-IGF-1 transplanted in the peri-hippocampus, performed better on hippocampal-dependent behavioral tasks than untreated mice, demonstrating both enhanced learning cognitive processes and memory consolidation.

_________________

[17] “ASIA”; American Spinal Injury Association. A = Complete: No sensory or motor function is preserved in sacral segments S4-S5

Multiple Sclerosis (MS) and demyelinating diseases.

In the case of MS and other demyelinating diseases, the myelin sheath that wraps and insulates axons in the central nervous system can become damaged, leading to inefficient transmission of signals along the nerves of the brain and spinal cord. This loss of conductivity may lead to profound symptoms, including loss of vision, sensation, and muscle strength, Myelin is generated in the CNS by a neural cell type called oligodendrocytes. The Company has developed a human neural stem cell line, NSI-777, that gives rise to large quantities of these myelin-generating cells after grafting in animals. In collaboration with researchers at Johns Hopkins University, we have recently shown[18] that NSI-777 has high capacity for myelinating axons after grafting into animal models for demyelination. We will continue to pursue NSI-777 to further develop this candidate for potential use in treatment of human demyelinating diseases.

Our Technologies

Stem Cells.

Our stem cell-based technology has both therapeutic and screening characteristics.

From a therapeutic perspective, our stem cell-based technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing a neurotrophic environment to support weakened/diseased cells and/or assist the body in producing new cells to replace malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is to develop effective methods to protect, repair, and regenerate the damaged neural circuits with implantation of neural stem cells.

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell derived screening capability, we have discovered and patented a series of neurogenic small molecule compounds. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds can both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis or neurogenesis in the human hippocampus in indications such as MDD.

Research

Substantial resources have been and will be devoted to our research programs. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third party laboratories, consulting companies under our direct supervision, and through collaboration with academic institutes.

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds and our clinical supply of stem cells to cGMP compliant third-party manufacturers. We manufacture neural stem cells in-house for use in our research and collaborative programs.

Intellectual Property

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the basis for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 15 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our small molecule compounds. Our issued patents have expiration dates ranging from 2018 through 2034.

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

___________________

[18] Hefferan M, Schwartz K, Hazel T, Johe K, Levy M. Remyelinating Human Oligodendrocyte Progenitors for Regenerative Treatment of Demyelinating Diseases and Spinal Cord Injury. 2016 Annual Meeting of the Society for Neuroscience.

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

United States Product Development Process

We believe that, in the United States, our human neural stem cell candidates are regulated as biologic pharmaceuticals, or biologics, and our small-molecule compounds are regulated as drugs.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
•	Submission of the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;
•	Performance of adequate and well-controlled human clinical trials according to cGMPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a biological license application, or BLA, for any biologic or a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of the NDA, or licensure, of the BLA.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process.

•	Phase 1. The product is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required and conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

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

Employees

As of January 31, 2018, we had six (6) full-time employees. Of these full-time employees, four (4) work on research and development and clinical operations and two (2) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. Also, our executive officers, directors and holders of more than 10% of our common stock, file reports with the SEC on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

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

Risks Relating to Our Stage of Development and Capital Structure

We have a history of losses.

Since inception in 1996 through December 31, 2017, we have accumulated losses totaling approximately $209 million. On December 31, 2017, we had a working capital surplus of approximately $10.9 million and stockholders’ equity of approximately $8.5 million. Our net losses for the two most recent fiscal years have been approximately $15.7 million and $21.1 million for 2017 and 2016, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2017, we had cash, cash equivalents and short-term investments on hand of approximately $11.7 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at December 31, 2017 was approximately $11.7 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the first quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Risks Relating to Our Business

Following our announcements regarding the negative results from our Phase 2 study, we may not generate any future revenues from NSI-189 or its underlying intellectual property and securing additional financing may be more difficult.

On July 25, 2017, we announced that our Phase 2 study of NSI-189 in subjects with MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. Following these clinical results, we may not generate any future revenues from NSI-189 or its underlying intellectual property. Additionally, after similar results, other companies in our industry have found it more difficult to raise capital and when they have been able to raise capital, it has typically been under less favorable terms.

Our business is dependent on the successful development of our product candidates and our ability to raise additional capital.

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. If we are not successful in developing our product candidates, we will have invested substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000 and $16,000 for the years ended December 31, 2017 and 2016, respectively, related to the licensing of certain intellectual property to third parties and certain subcontractor services that we provided. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

Our product development programs are based on novel technologies in an emerging field and are inherently risky.

We are subject to the risks inherent in the development of products based on new technologies. The novel nature of therapies in the field of regenerative medicine creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies, including our stem cell-based product candidates, may be more complex and lengthy than the pathway for conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all. Regenerative medicine is still an emerging field. There can be no assurances that we will ultimately produce any viable commercialized products and processes. Even if we are able to produce a commercially viable product, there may be strong competitors in this field and our products may not be able to successfully compete against them.

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

We are unable to predict when or if we will be able to earn significant revenues.

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

Although we have commenced a number of trials, the ultimate outcome of the trials is uncertain. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. If we are unable to satisfactorily complete our other trials, or if such trials also yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Continued listing on NASDAQ generally requires that meet certain listing maintenance requirements. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock meet current NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will meet the criteria for continued listing.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2017, we have issued and outstanding 15,160,014 shares of common stock and we have 10,794,028 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2017, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 274,045,958 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

We are subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

•	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•	HIPAA, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information.

In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

These laws and regulations are broad in scope and they are subject to change and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Failure to comply with domestic and international privacy and security laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws, including protecting electronically stored information from cyberattacks, and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations. We are subject to various domestic and international privacy and security regulations, including but not limited to HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month with the term expiring on December 31, 2018.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. The loss is included in research and development expense on our statements of operations for the year ended December 31, 2017. We are currently exploring opportunities to sub-lease the unused research space.

We lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 and has monthly lease payments of approximately $3,200.

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

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol "CUR." The following table sets forth, for the periods indicated, the high and low sale prices for our common stock. The prices have been retroactively adjusted, where applicable, to reflect the 1:13 reverse stock split that was effective on January 9, 2017.

	High	Low
2017
First Quarter	$6.19	$2.83
Second Quarter	$6.60	$2.91
Third Quarter	$6.20	$0.99
Fourth Quarter	$3.09	$0.88

2016
First Quarter	$14.17	$6.77
Second Quarter	$10.40	$3.25
Third Quarter	$4.52	$2.47
Fourth Quarter	$4.52	$2.86

Holders

As of February 28, 2018, our common stock was held by approximately 268 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of certain agreements to which we are a party.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2017.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price for Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2005 Stock Plan, as amended and restated	20,386	$26.30	-
2007 Stock Plan	456,279	$40.31	-
2010 Equity Compensation Plan	1,217,108	$13.65	431,263
Equity compensation plans not approved by security holders
Inducement Plan	211,539	$8.97	250,000
Total	1,905,312	$19.65	681,263

Equity Compensation Plans Not Approved by Security Holders

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of awards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 461,539 shares of common stock to new employees of the Company. As of December 31, 2017, 211,539 grants have been made pursuant to the Plan. The plan is intended to qualify as an inducement plan under NASDAQ Listing Rule 5635(c)(4) and accordingly, the Company did not seek stockholders’ approval.

Recent Sales or Issuances of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In March 2017, we issued warrants to purchase 230,770 shares of common stock. The warrants have an exercise price of $5.80 per share and a term of one year. The warrants were issued as an inducement for the exercise of 692,309 outstanding warrants resulting in gross proceeds of approximately $2,250,000.

•	In April 2017, we issued warrants to purchase 51,283 shares of common stock. The warrants have an exercise price of $5.80 per share and a term of one year. The warrants were issued as an inducement for the exercise of 153,847 outstanding warrants resulting in gross proceeds of approximately $500,000.

•	In the first and second quarters of 2017, we sold an aggregate of 10,887 shares of commons stock to certain members of our management. The average price for the shares was $4.59 based on the closing price of our common stock on each respective purchase date. The sales resulted in gross proceeds of $50,000.

•	In July 2017, we issued one of our outside advisors a common stock purchase warrant to purchase 11,539 shares of our common stock at an exercise price of $5.79 per share as partial compensation for services. The warrant vests monthly over one year from the grant date, has a term of 5 years and will expire on June 30, 2022.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2018.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2017 to the comparable period of 2016.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the FDA, and its international counterparts, to market and commercialize such therapies. We are headquartered in Germantown, Maryland.

Our technology has produced three primary assets: our NSI-189 small molecule program, our NSI-566 stem cell therapy program and our novel and proprietary chemical entity screening platform.

Our patented technologies enable the commercial-scale production of multiple types of central nervous system stem cells, which are under development for the potential treatment of nervous system diseases and conditions. In addition, this ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds that we believe may be used to stimulate the brain's capacity to regenerate neurons, thereby potentially treating or reversing pathologies associated with certain nervous system conditions. We believe our technology could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

We have developed and maintain what we believe is a strong portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license over 10 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own over 15 U.S. issued and pending patents and over 70 foreign issued and pending patents related to our small molecule compounds.

There can be no assurances that we will ultimately produce any viable products or processes or that our screening platform will lead to the discovery of any additional product candidates. Even if we are able to produce a commercially viable product, there are strong competitors in this field and our products may not be able to successfully compete against them.

All our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, proprietary know-how, scientific team and facilities, to advance our technologies and clinical programs. In addition, we are pursuing strategic collaborations with members of academia and industry to further advance and discover additional product candidates.

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed therapies for any of the periods presented.

We have historically generated minimal revenue from the licensing of our intellectual property to third parties.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our small molecule compounds and licensing fees and royalties from our cell-based therapies. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

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

We focus on the development of treatment candidates with potential uses in multiple indications and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future as funding allows and as we proceed later stage clinical trials.

We have a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke.

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. Proceeds from such award will be recorded as contra-research and development expenses.

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

Use of Estimates - Our financial statements prepared in accordance with U.S. GAAP require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we have estimated the expected economic life and value of our patent technology, our net operating loss carryforward and related valuation allowance for tax purposes the fair value of our liability classified warrants and our share-based compensation expenses related to employees, directors, consultants and investment banks. Actual results could differ from those estimates.

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2017 and 2016, no significant impairment losses were recognized.

Fair Value Measurements - The fair value of our short-term financial instruments, which primarily include cash and cash equivalents, other short-term investments, accounts payable and accrued expenses, approximate their carrying values due to their short maturities. The fair value of our long-term indebtedness was estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities which approximates the carrying value. The fair values of our liability classified warrants are estimated using Level 3 unobservable inputs.

Share-Based Compensation - We account for share-based compensation at fair value; accordingly, we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees and board members is determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Comparison of Our Results of Operations for the Years Ended December 31, 2017 and 2016

Revenue

During each of the years ended December 31, 2017 and 2016, we recognized revenue of $10,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, in 2017 we recognized $250,000 of milestone-based revenue related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for 2017 and 2016 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Operating Expenses
Research & development costs	$8,096,095	$13,155,887	$(5,059,792)	-38%
General & administrative expenses	5,471,010	7,497,202	(2,026,192)	-27%
Total expense	$13,567,105	$20,653,089	$(7,085,984)	-34%

Research and Development Expenses

The decrease of approximately $5,060,000 or 38% in research and development expenses was primarily attributable to a $2,328,000 decrease in our personnel, facility and other expenses due to our ongoing corporate restructuring and cost reduction efforts, a $2,147,000 decrease in costs related to our completed NS-189 Phase 2 clinical trial and a $677,000 decrease in non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $2,026,000 or 27% in general and administrative expenses was primarily attributable to $1,165,000 decrease in payroll and related expenses due to our ongoing corporate restructuring and cost reduction efforts and a $999,000 decrease in our non-cash share-based compensation expense partially offset by a $196,000 increase in fees for outsourced service providers and consultants.

Other income (expense)

Other expense, net totaled approximately $2,359,000 and $438,000 for the years ended December 31, 2017 and 2016, respectively. Other expense, net in 2017 consisted of approximately $1,470,000 of non-cash losses related to the change in the fair value of our liability classified stock purchase warrants, $564,000 of expense related to the issuance of inducement warrants, $243,000 of expense related to the liability classified warrants issued in conjunction with our August 2017 capital raise and $159,000 of interest expense related primarily to our long-term debt, partially offset by $70,000 of interest income.

Other expense, net in 2016 consisted of approximately $1,141,000 of interest expense primarily related to our long-term debt and $464,000 of fees related to the issuance of our liability classified stock purchase warrants, partially offset by a gain of approximately $459,000 related to our entering into a reimbursement agreement with a former executive officer of the Company and $660,000 of gain related to the change in the fair value adjustment of our liability classified stock purchase warrants and approximately $59,000 of interest income.

Impact of the Tax Cuts and Jobs Act of 2017

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which included significant changes to the existing income tax laws for domestic corporations. Key features of the Tax Act effective in 2018 include:

•	Reduction of the corporate tax rate from 35% to 21%;
•	Elimination of the alternative minimum tax;
•	Changes in the deductibility of certain aspects of executive compensation;
•	Changes in the deductibility of certain entertainment and recreation expenses; and
•	Changes in incentive tax breaks for U.S production activities.

Because of the Company’s existing Federal net operating loss carryforwards and current expectations as to the recovery of its net deferred tax assets, the Company believes that the Tax Act will not have a significant impact on its financial results and financial position, including on its liquidity, for the foreseeable future.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash, cash equivalents and short-term investments balances of approximately $11.7 million as at December 31, 2017. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public purchase price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

Based on our expected operating cash requirements, we anticipate our average monthly cash burn rate will decrease and our current cash and investments on hand will be sufficient to fund our operations, into the first quarter of 2019. As explained in the notes to our financial statements and in the report of our independent registered public accounting firm for the year ended December 31, 2017 there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2017 compared to 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%

Cash and cash equivalents	$6,674,940	$15,194,949	$(8,520,009)	-56%
Short term investments	5,000,000	5,000,000	-	0%
Total cash and short term investments	$11,674,940	$20,194,949	$(8,520,009)	-42%

Net cash used in operating activities	$(13,416,162)	$(15,616,108)	$2,199,946	-14%
Net cash provided by (used in) investing	$(94,046)	$2,356,339	$(2,450,385)	-104%
Net cash provided by financing activities	$4,990,778	$23,738,728	$(18,747,950)	-79%

The decrease in our cash, cash equivalents and short-term investments was primarily due to our cash used in operations and for the payment of our long-term debt partially offset by proceeds from our equity financing and the exercise of common stock purchase warrants.

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $2,200,000 was due to a decrease in our operating loss adjusted for certain non-cash items, including share-based compensation and changes in the fair value of liability classified warrants, partially offset by payments of accrued bonuses and accounts payable in 2017. Cash used in operating activities for the year ended December 31, 2017, of approximately $13,416,000 reflects our $15,666,000 loss for the period adjusted for certain non-cash items including: (i) $1,770,000 of stock based compensation, (ii) 806,000 of expenses related to issuance of liability classified warrants and warrant inducement expenses and (iii) $1,470,000 related to the change in fair value of our liability classified warrants coupled with $2,149,000 of net cash inflows related to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

For the year ended December 31, 2017 cash used in investing activities was comprised of costs related to our patent assets and fixed asset purchases. For the year ended December 31, 2016 we received, net of purchases, approximately $2.5 million from the maturity of some of our short-term investments.

Net Cash Provided by Financing Activities

For the year ended December 31, 2017, cash provided by financing activities consisted primarily of approximately $5,414,000 of net proceeds from our August financing transaction, $3,225,000 from the exercise of common stock purchase warrants partially offset by $3,766,000 of payments of our long-term debt.

For the year ended December 31, 2016, cash provided by financing activities consisted primarily of approximately $28.1 million, net from our financings in May and December 2016 partially offset by $4,570,000 of payments of our long-term debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through December 31, 2017 we have sold and reserved for issuance upon exercise of outstanding equity-linked instruments approximately $10.5 million of securities.

As explained in the notes to our financial statements, if the company is not able to raise additional funds when needed, there would continue to be substantial doubt as to our ability to continue as a going concern. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, current and future progress in our exploratory, preclinical and clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

Off-balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neuralstem, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neuralstem, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Baltimore, Maryland

April 2, 2018

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,674,940	$15,194,949
Short-term investments	5,000,000	5,000,000
Trade and other receivables	312,802	10,491
Current portion of related party receivable, net of discount	58,784	53,081
Prepaid expenses	402,273	646,195
Total current assets	12,448,799	20,904,716

Property and equipment, net	172,886	269,557
Patents, net	883,462	990,153
Related party receivable, net of discount and current portion	365,456	424,240
Other assets	13,853	15,662
Total assets	$13,884,456	$22,604,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$875,065	$2,343,936
Accrued bonuses	418,625	852,963
Current portion of long-term debt, net of fees and discount	-	3,705,787
Other current liabilities	220,879	430,738
Total current liabilities	1,514,569	7,333,424

Warrant liabilities	3,852,882	3,921,917
Other long term liabilities	1,876	18,209
Total liabilities	5,369,327	11,273,550

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding in both 2017 and 2016	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 15,160,014 and 11,032,858 shares issued and outstanding in 2017 and 2016, respectively	151,600	110,329
Additional paid-in capital	217,050,174	204,239,837
Accumulated other comprehensive income	2,631	3,905
Accumulated deficit	(208,699,276)	(193,033,293)
Total stockholders' equity	8,515,129	11,330,778
Total liabilities and stockholders' equity	$13,884,456	$22,604,328

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016

Revenues	$260,000	$16,246

Operating expenses:
Research and development costs	8,096,095	13,155,887
General and administrative expenses	5,471,010	7,497,202
Total operating expenses	13,567,105	20,653,089
Operating loss	(13,307,105)	(20,636,843)

Other income (expense):
Interest income	70,269	58,835
Interest expense	(159,066)	(1,141,297)
Gain on related party settlement	-	458,608
Gain (loss) from change in fair value of liability classified warrants	(1,470,174)	660,253
Fees related to issuance of liability classified warrants and other expenses	(799,907)	(474,167)
Total other income (expense)	(2,358,878)	(437,768)

Net loss	$(15,665,983)	$(21,074,611)

Net loss per common share - basic and diluted	$(1.20)	$(2.53)

Weighted average common shares outstanding - basic and diluted	13,064,422	8,345,992

Comprehensive loss:
Net loss	$(15,665,983)	$(21,074,611)
Foreign currency translation adjustment	(1,274)	834
Comprehensive loss	$(15,667,257)	$(21,073,777)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (See Note 2)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2016	-	-	7,077,362	70,774	176,852,115	3,071	(171,958,682)	4,967,278
Share based payments	-	-	-	-	3,445,539	-	-	3,445,539
Issuance of common stock for RSU and option exercises net of forfeited shares for exercise price and payment of taxes	-	-	4,250	43	(43)	-	-	-
Issuance of preferred stock, common stock and warrants from capital raises, net	1,000,000	10,000	3,951,246	39,512	23,942,226	-	-	23,991,738
Foreign currency translation adjustments	-	-	-	-	-	834	-	834
Net loss							(21,074,611)	(21,074,611)
Balance at December 31, 2016	1,000,000	$10,000	11,032,858	$110,329	$204,239,837	$3,905	$(193,033,293)	$11,330,778
Share rounding adjustment relating to 1:13 reverse stock split	-	-	6,537	65	(65)	-	-	-
Share based payments	-	-	-	-	1,769,964	-	-	1,769,964
Issuance of common stock and inducement warrants for warrant exercises			1,013,464	10,134	7,801,843			7,811,977
Issuance of common stock for RSU exercises	-	-	4,939	49	(49)	-	-	-
Issuance of common stock and warrants from capital raises, net	-	-	3,022,387	30,224	3,239,443	-	-	3,269,667
Issuance of restricted stock awards			79,829	799	(799)			-
Foreign currency translation adjustments	-	-	-	-	-	(1,274)	-	(1,274)
Net loss							(15,665,983)	(15,665,983)
Balance at December 31, 2017	1,000,000	$10,000	15,160,014	$151,600	$217,050,174	$2,631	$(208,699,276)	$8,515,129

See accompanying notes to consolidated financial statements

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(15,665,983)	$(21,074,611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	289,208	337,508
Share based compensation expenses	1,769,964	3,445,539
Amortization of deferred financing fees and debt discount	59,781	347,491
Change in fair value of liability classified warrants	1,470,174	(660,253)
Warrant inducement expense	563,744	-
Expenses related to issuance of liability classified warrants	242,676	466,541
Loss on disposal of fixed assets	8,128	10,284

Changes in operating assets and liabilities:
Trade and other receivables	(302,311)	26,825
Related party receivable	53,081	(477,321)
Prepaid expenses	297,298	513,156
Other assets	1,855	55,663
Accounts payable and accrued expenses	(1,522,917)	879,076
Accrued bonuses	(434,338)	691,601
Other current liabilities	(230,189)	(21,672)
Other long term liabilities	(16,333)	(155,935)
Net cash used in operating activities	(13,416,162)	(15,616,108)

Cash flows from investing activities:
Purchases of short-term investments	(5,000,000)	(5,000,000)
Maturity of short-term investments	5,000,000	7,517,453
Patent costs	(82,645)	(63,026)
Purchase of property and equipment	(11,401)	(98,088)
Net cash provided by investing activities	(94,046)	2,356,339

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	3,225,176	-
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	5,510,840	28,118,962
Payments of long-term debt	(3,765,568)	(4,569,540)
Proceeds from short term notes payable	346,863	313,483
Payments of short term notes payable	(326,533)	(124,177)
Net cash provided by financing activities	4,990,778	23,738,728
Effects of exchange rates on cash	(579)	(543)
Net increase (decrease) in cash and cash equivalents	(8,520,009)	10,478,416

Cash and cash equivalents, beginning of year	15,194,949	4,716,533

Cash and cash equivalents, end of year	$6,674,940	$15,194,949

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016

Supplemental cash flow information:
Cash paid for interest	$118,257	$990,857
Cash paid for income taxes	$-	$-

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock for cashless exercise of options, warrants and RSUs	$-	$8,936

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business and Financial Condition

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

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and have not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at December 31, 2017, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report on Form 10-K, its current capital structure including outstanding warrants and other equity-based instruments.

Our cash, cash equivalents and short-term investments balance at December 31, 2017 was approximately $11.7 million. On August 1, 2017, we closed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public offering price of $2.00 per share and accompanying warrant. We received gross proceeds of $6.0 million and approximately $5.4 million of net proceeds from this offering.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the first quarter of 2019. The inability to secure additional capital by such date may raise substantial doubt about our ability to continue as a going concern. Accordingly, we will require additional capital to further develop our pre-clinical and clinical development programs. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. We currently do not have commitments for future funding from any source.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology and related patents, our net operating loss and related valuation allowance for tax purposes, the fair value of our liability classified warrants and our share-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, short-term investments, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness was estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying value. The fair values of our liability classified warrants were estimated using Level 3 unobservable inputs. See Note 3 for further details.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiary is its local currency.  Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiary are accumulated in other comprehensive income or loss, a component of stockholders' equity.   Transaction gains or losses are included in the determination of net loss.

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

Revenue

Revenue is recognized when there is persuasive evidence that an arrangement exits, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Revenue for upfront payments under our license agreements is recognized over the license period. Revenue for payments related to customer development milestones or sales royalties is recognized when milestones are achieved.

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the year ended December 31, 2017, we recorded approximately $41,000 of cost reimbursements from our SBIR grant as an offset to research and development expenses.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of convertible preferred stock, stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2017 and 2016. A total of approximately 10.2 and 8.7 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2017 and 2016, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and stock purchase warrants granted to employees and board members is generally determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model that uses Level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2017 or 2016.

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

Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities as of December 31, 2017 since the Tax Act was enacted in December 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This guidance simplifies the accounting for and financial statement disclosure of share-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The ASU became effective for us on January 1, 2017. We no longer record estimate forfeitures on share-based awards and, instead, record forfeitures as they occur. This adoption had no material effect on our consolidated financial statements.

Unadopted Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers. This ASU consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. During 2017, the Company evaluated its existing revenue arrangements and determined that the adoption of the new guidance will not impact its current revenue recognition policies and will not result in any changes to its consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instrument with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the ASU simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower (“down round protection”). Current accounting guidance provides that instruments with down round protection be classified as derivative liabilities with changes in fair value recorded through earnings. The updated guidance provides that instruments with down round protection are no longer precluded from being classified as equity. This guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. This guidance must be applied retrospectively. While the Company has not completed its assessment of the new guidance, adoption may have a material effect to our financial statements resulting from the way we currently account for certain of our equity-linked securities that have down round features.

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

At December 31, 2017 and December 31, 2016, we had certain common stock purchase warrants issued in connection with our May 2016 and August 2017 capital raises (See Note 5) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$3,921,917	$3,921,917
Balance at December 31, 2016	$-	$-	$3,921,917	$3,921,917

Liability classified stock purchase warrants	$-	$-	$3,852,882	$3,852,882
Balance at December 31, 2017	$-	$-	$3,852,882	$3,852,882

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2017:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2016	$3,921,917
Issuance of warrants	2,483,848
Exercise of warrants	(4,023,057)
Change in fair value - loss	1,470,174
Balance at December 31, 2017	$3,852,882

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2016:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2015	$-
Issuance of warrants	4,582,170
Change in fair value - gain	(660,253)
Balance at December 31, 2016	$3,921,917

The (gains) losses resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Note 4.  Debt

In October 2014, we entered into an agreement to refinance and amend the terms of our March 2013 loan and security agreement. In conjunction with the loan amendment, we issued the lender a five-year common stock purchase warrant to purchase 5,784 shares of common stock at an exercise price of $34.58 per share. The warrant is classified in equity.

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

Note 5.  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock options. Our stock options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of December 31, 2017, we have approximately 6.9 million shares of common stock reserved for issuance upon the exercise of such awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2017	2016

Research and development costs	$1,091,036	$1,767,732
General and administrative expenses	678,928	1,677,807
Total	$1,769,964	$3,445,539

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

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2017 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,691,987	$22.60	5.1	$-
Granted	246,982	$1.92
Exercised	-	-
Forfeited/Expired	(44,892)	$28.67
Outstanding at December 31, 2017	1,894,077	$19.76	4.7	$108,000

Exercisable at December 31, 2017	1,576,364	$22.92	3.8	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$1.00	-	$3.50	200,000	$1.18	9.8	$108,000
$3.51	-	$13.00	758,917	$9.42	6.2	-
$13.01	-	$26.00	369,830	$15.26	3.9	-
$26.01	-	$39.00	147,445	$32.46	1.7	-
$39.01	-	$56.00	417,885	$46.96	1.4	-
			1,894,077	$19.76	4.7	$108,000

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Year Ended December 31,
	2017			2016

Annual dividend		-			-
Expected life (in years)	0.3	-	6.5	5.8	-	7.3
Risk free interest rate	0.80%	-	2.22%	1.34%	-	1.75%
Expected volatility	62.2%	-	98.0%	69.0%	-	80.2%

The Company estimates the expected term using the "simplified-method" as it does not have sufficient historical exercise data to provide a reasonable estimate.

Options granted in the years ended December 31, 2017 and 2016 had weighted average grant date fair values of $1.34 and $5.18, respectively. The total fair value of the options vested during the years ended December 31, 2017 and 2016 was approximately $302,000 and $2,643,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2017 was approximately $926,000 to be recognized over approximately 1.8 years.

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

A summary of our RSU activity for the year ended December 31, 2017 follows:

	Number of RSU's	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2017	6,863	$30.70
Granted	9,311	$5.37
Exercised and converted to common shares	(4,939)	$25.99
Forfeited	-	$-
Outstanding at December 31, 2017	11,235	$11.77

Exercisable at December 31, 2017	6,580	$16.30

The total fair value of the shares vested during the year ended December 2017, was approximately $25,000. No RSU’s were granted or vested during 2016. The total intrinsic value of the outstanding restricted stock units at December 31, 2017 was approximately $19,000. The total value of all restricted stock units that were converted in the year ended December 31, 2017 was approximately $23,000.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the year ended December 31, 2017 is as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2017	-	$-
Granted	79,829	$3.33
Vested	(29,869)	$3.88
Forfeited	-	$-
Outstanding at December 31, 2017	49,960	$3.00

The total intrinsic value of the outstanding restricted stock at December 31, 2017 was approximately $86,000. The total intrinsic value of all restricted stock vested in the year ended December 31, 2017 was approximately $47,000.

Stock Purchase Warrants

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016, we issued 1,746,173 common stock purchase warrants in conjunction with our capital raising transactions. Such warrants were classified as liabilities due to the existence of non-standard anti-dilution and certain other conditions contained in the warrants. At December 31, 2017, after giving effect of exercises, 732,709 remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

In March 2017, we entered into a letter agreement with an investor pursuant to which the investor agreed to exercise certain of their warrants to purchase 692,309 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors inducement warrants to purchase 230,771 shares of the Company’s common stock.

The inducement warrants are exercisable through March 20, 2018 at an exercise price equal to $5.80 per share, and contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, subsequent rights offerings, pro rata distributions, and fundamental transactions. In the event that the shares underlying the inducement warrants are not subject to an effective registration statement at the time of exercise, the inducement warrants may be exercised on a cashless basis at any time after six (6) months from the issuance date. The inducement warrants are classified in equity. The fair value of the inducement warrants of $476,084 was expensed as inducement expense in the accompanying consolidated statement of operations for the year ended December 31, 2017.

In April 2017, we executed a similar agreement with a different investor pursuant to which the investor agreed to exercise certain of their stock purchase warrants to purchase 153,847 shares of the Company’s common stock; such warrants were originally issued on May 6, 2016 in the Company’s registered offering and contained a current exercise price of $3.25 per share. In exchange for and to induce the investor to exercise the warrants, we issued to the investors an inducement stock purchase warrant to purchase 51,283 shares of the Company common stock at $5.80 per share (the “Inducement Warrants”). The terms of the Inducement Warrants issued in April 2017 are substantially similar to the terms of the Inducement Warrants issued in March 2017 and are classified in equity. The fair value of the Inducement Warrants of $87,660 was expensed as inducement expense in the accompanying consolidated statement of operations for the year ended December 31, 2017.

In August 2017, we issued 2,250,000 common stock purchase warrants in conjunction with our capital raise transaction. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions and certain other conditions contained in the warrants. The warrants are recorded at fair value as mark-to-market liabilities (see Note 3).

A summary of outstanding warrants at December 31, 2017 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$2.00	-	$3.90	2,994,248	May 2021 - August 2024
$5.79	-	$5.80	293,593	March 2018 - July 2022
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$18.60	-	$19.80	12,309	March 2018 - June 2018
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	159,639	August 2018 - October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			4,334,053

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock which were initially issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions.

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

In August 2017, we completed a public offering of 3,000,000 shares of common stock and 2,250,000 common stock purchase warrants at a public offering price of $2.00 per each share and common stock purchase warrant. We received aggregate gross proceeds of $6.0 million and net proceeds of approximately $5,414,000 from the offering. The warrants allow the holder to purchase one share of common stock, have an exercise price of $2.00 per share and a term of 7 years. The warrants contain certain cash settlement features and non-standard anti-dilution protection and consequently, are being accounted for as liabilities recorded at fair value each period (See Note 3). The costs directly related to this offering were allocated between the common stock and the liability classified warrants with those being allocated to the warrants being expensed as incurred and those allocated to the common stock being charged directly to additional paid-in capital. This offering was made pursuant to our shelf registration statement declared effective by the SEC on June 23, 2017 (Registration No. 333-218608).

During the year ended December 31, 2017 we issued 4,939 shares of our common stock upon the conversion of 4,939 outstanding restricted stock units.

Note 6. Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2017	2016
Furniture and fixtures	$35,407	$35,407
Computers and office equipment	138,897	127,497
Leasehold improvements	-	15,005
Lab equipment	820,507	816,419
	994,811	994,328
Less accumulated depreciation	(821,925)	(724,771)
Property and equipment, net	$172,886	$269,557

The above includes approximately $73,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2017 and 2016, was approximately $100,000 and $161,000, respectively

Note 7. Patents

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 9.9 years at December 31, 2017. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2017 and 2016, no significant impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2017 and 2016:

	2017	2016
Patent asset	$2,028,557	$1,950,823
Accumulated amortization	(1,145,095)	(960,670)
Net intangibles	$883,462	$990,153

Amortization expense for the years ended December 31, 2017 and 2016 was approximately $189,000 and $176,000, respectively. The expected average future annual amortization expense over the next five years is approximately $88,000 based on current balances of our intangible assets.

Note 8.  Income Taxes

 Our provision for income taxes for the years ended December 31, 2017 and 2016 consists of the following:

	2017	2016
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-

Deferred provision (benefit):
Federal	(17,837,120)	(5,626,995)
State	(1,417,482)	(1,183,093)
Foreign	-	-
Total deferred provision (benefit)	(19,254,602)	(6,810,088)
Valuation allowance	19,254,602	6,810,088
Consolidated income tax provision	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2017	2016
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of Federal benefits	(4.1%)	(4.2%)
Stock based compensation	0.2%	7.6%
Changes related to 2017 Tax Act	155.0%	0.0%
Other	5.8%	(2.6%)
Valuation allowance	(122.9%)	33.2%
Total	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2016 and 2015 are:

	2017	2016
Net operating loss carryforwards	$35,610,806	$51,249,822
Stock based compensation expense	6,764,508	10,118,401
Tax credit carryforwards and other	1,112,286	1,373,979
	43,487,600	62,742,202

Valuation allowance	(43,487,600)	(62,742,202)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $146.4 and $133.6 million at December 31, 2017 and 2016, respectively, which begin expiring in 2018. The Company also has certain Federal tax credit carryforwards that will expire through 2036. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2014.

Impact of the Tax Cuts and Jobs Act of 2017

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which included significant changes to the existing income tax laws for domestic corporations. Key features of the Tax Act effective in 2018 include:

•	Reduction of the corporate tax rate from 35% to 21%
•	Elimination of the alternative minimum tax
•	Changes in the deductibility of certain aspects of executive compensation
•	Changes in the deductibility of certain entertainment and recreation expenses
•	Changes in incentive tax breaks for U.S production activities.

Because of the Company’s existing Federal net operating loss carryforwards and current expectations as to the recovery of its net deferred tax assets, the Company believes that the Tax Act will not have a significant impact on its financial results and financial position, including on its liquidity, for the foreseeable future.

Note 9. Commitments and Contingencies

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month with the term expiring on December 31, 2018.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. The loss is included in research and development expense on our statements of operations for the year ended December 31, 2017. We are currently exploring opportunities to sub-lease the unused research space.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2018 with lease payments of approximately $3,200 per month.

Future minimum payments under all leases at December 31, 2017 are as follows:

Year	Amount
2018	240,000
2019	97,000
2020	-
2021	-
2022 and thereafter	-
Total minimum payments	$337,000

The Company recognized approximately $161,000 and $243,000, in rent expense for the years ended December 31, 2017 and 2016, respectively.

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business. We are currently not a party to any litigation or legal proceeding.

The Company is currently obligated under two written employment agreements and a general release agreement. The employment agreements are with our: (i) Chief Executive Officer and (ii) Chief Scientific Officer (“CSO”). Pursuant to the terms of the agreements, our CEO and CSO receive annual salaries of $410,000 and $500,000, respectively. The agreements also provide for the payment of severance in the event one of the executives is terminated in certain circumstances and also provide for the acceleration of vesting with regard to outstanding equity awards.

On April 30, 2017, we entered into a separation agreement and release (“Agreement”) with our former Chief Financial Officer. Pursuant to the Agreement, the Company will pay an aggregate of $315,000 payable in twelve equal monthly installments. At December 31, 2017, $105,000 of payments remain outstanding.

Note 10. Related Party Receivable

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

The $658,000 non-interest-bearing receivable is recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The Company recorded a non-operating gain of $459,000 for the year ended December 31, 2016.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $558,000 remains outstanding at December 31, 2017 and is payable in $100,000 annual installments with a final payment due July 2022.

Note 11. Subsequent Events

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

2.	Exhibits:

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith	Form		No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K		3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB		4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K		4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09		S-3/A		10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

10.01**	Employment Agreement with I. Richard Garr dated January 1, 2007 and amended as of November 1, 2005	SB-2/A	10.1	333-132923	6/21/06

10.02**	Amended terms to the Employment Agreement of I Richard Garr dated January 1, 2008	10-K	10.02	001-33672	3/31/09

10.03**	Amended terms to the employment Agreement of I. Richard Garr dated March 1, 2015	8-K	10.01	001-33672	3/2/15

10.04**	Employment Agreement with Karl Johe dated January 1, 2007 and amended as of November 1, 2005	SB-2	10.2	333-132923	6/21/06

10.05**	Amended terms to the Employment Agreement of Karl Johe dated January 1, 2009	10-K	10.04	001-33672	3/31/09

10.06**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.07**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.08	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.09**	Renewal of I. Richard Garr Employment Agreement dated 7/25/12	8-K	10.01	001-33672	7/27/12

10.10**	Renewal of Dr. Karl Johe Employment Agreement dated 7/25/12	8-K	10.02	001-33672	7/27/12

10.11**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.12**	Amendment of terms of Karl Johe Employment Agreement dated 9/17/14	8-K	10.01	001-33672	9/18/14

10.13	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.14	Intellectual Property and Security Agreement dated March 2013		8-K	10.02	001-33672	3/27/13

10.15	At the Market Offering Agreement entered into on October 25, 2013		8-K	10.01	001-33672	10/25/13

10.16**	Form of Amendment to Karl Johe Employment Agreement		8-K	10.01	001-33672	9/18/14

10.17	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014		8-K	10.01	001-33672	10/29/14

10.18**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones		8-K	10.01	001-33672	5/11/15

10.19**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016		8-K	10.01	001-33672	3/4/16

10.20	Form of Securities Purchase Agreement from May 2016 Private Offering		8-K	10.01	001-33672	5/13/16

10.21**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16		8-K	10.01	001-33672	6/16/16

10.22	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.		8-K	10.01	001-33672	9/12/16

10.23**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/8/16

10.24	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.25	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.26**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

14.01	Neuralstem Code of Ethics and Conduct	*

14.02	Neuralstem Financial Code of Professional Conduct adopted May 16, 2007		8-K	14.2	333-132923	6/6/07

21.02	Subsidiaries of Registrant		10-K	21.01	001-33672	3/10/14

23.01	Consent of Dixon, Hughes, Goodman LLP	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC

Dated: April 2, 2018	By:	/S/Richard J Daly
Richard J Daly President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/Richard J. Daly Richard Daly	President, Chief Executive Officer, and Director (Principal executive officer)	April 2, 2018

/s/ William Oldaker William Oldaker	Director	April 2, 2018

/s/ Xi Chen Xi Chen	Director	April 2, 2018
/s/ Cristina Csimma Cristina Csimma	Director	April 2, 2018
/s/ Scott V. Ogilvie Scott V. Ogilvie	Director	April 2, 2018
/s/ Sandford D. Smith Sandford D. Smith	Director	April 2, 2018

/s/ Stanley Westreich Stanley Westreich	Director	April 2, 2018

