Form 10-Q
period 2018-03-31
Neuralstem, Inc.
filed 2018-05-15
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

As of April 30, 2018, there were 15,160,014 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,724,248	$6,674,940
Short-term investments	-	5,000,000
Trade and other receivables	137,372	312,802
Current portion of related party receivable, net of discount	-	58,784
Prepaid expenses	346,995	402,273
Total current assets	10,208,615	12,448,799

Property and equipment, net	149,668	172,886
Patents, net	839,314	883,462
Related party receivable, net of discount and current portion	334,303	365,456
Other assets	18,048	13,853
Total assets	$11,549,948	$13,884,456

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,169,736	$875,065
Accrued bonuses	-	418,625
Other current liabilities	109,266	220,879
Total current liabilities	1,279,002	1,514,569

Warrant liabilities	3,662,663	3,852,882
Other long term liabilities	1,172	1,876
Total liabilities	4,942,837	5,369,327

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 15,160,014 shares issued and outstanding at both March 31, 2018 and December 31, 2017	151,600	151,600
Additional paid-in capital	217,289,009	217,050,174
Accumulated other comprehensive income	2,746	2,631
Accumulated deficit	(210,846,244)	(208,699,276)
Total stockholders' equity	6,607,111	8,515,129
Total liabilities and stockholders' equity	$11,549,948	$13,884,456

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2018	2017

Revenues	$2,500	$2,500

Operating expenses:
Research and development expenses	1,169,441	2,902,086
General and administrative expenses	1,182,054	1,332,421
Total operating expenses	2,351,495	4,234,507
Operating loss	(2,348,995)	(4,232,007)

Other income (expense):
Interest income	17,749	20,883
Interest expense	(1,920)	(138,732)
Change in fair value of derivative instruments	190,219	(2,741,314)
Warrant inducement and other expenses	(4,021)	(476,084)
Total other income (expense)	202,027	(3,335,247)

Net loss	$(2,146,968)	$(7,567,254)

Net loss per share - basic and diluted	$(0.14)	$(0.68)

Weighted average common shares outstanding - basic and diluted	15,116,937	11,140,898

Comprehensive loss:
Net loss	$(2,146,968)	$(7,567,254)
Foreign currency translation adjustment	115	(171)
Comprehensive loss	$(2,146,853)	$(7,567,425)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,146,968)	$(7,567,254)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	67,374	112,205
Share-based compensation expense	238,835	522,439
Amortization of deferred financing fees and debt discount	-	47,654
Change in fair value of liability classified warrants	(190,219)	2,741,314
Warrant inducement expense	-	476,084

Changes in operating assets and liabilities:
Trade and other receivables	175,430	(4,224)
Related party receivable	89,937	84,481
Prepaid expenses	56,241	221,649
Other assets	(4,000)	(159)
Accounts payable and accrued expenses	293,119	(227,650)
Accrued bonuses	(418,625)	(852,963)
Other current liabilities	(7,369)	12,542
Other long term liabilities	(704)	(2,080)
Net cash used in operating activities	(1,846,949)	(4,435,962)

Cash flows from investing activities:
Maturity of short-term investments	5,000,000	-
Net cash provided by investing activities	5,000,000	-

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	-	2,200,004
Proceeds from sale of common stock	-	50,000
Payments of fees related to prior financing	-	(11,596)
Payments of long-term debt	-	(1,222,519)
Payments of short-term notes payable	(104,244)	(94,193)
Net cash (used in ) provided by financing activities	(104,244)	921,696
Effects of exchange rates on cash	501	(184)
Net increase (decrease) in cash and cash equivalents	3,049,308	(3,514,450)

Cash and cash equivalents, beginning of period	6,674,940	15,194,949

Cash and cash equivalents, end of period	$9,724,248	$11,680,499

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,920	$136,718

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

Note 1.   Organization, Business and Financial Condition

Nature of business

Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in China are consolidated in our unaudited condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at March 31, 2018, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q, its current capital structure including outstanding warrants and other equity-based instruments.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the first quarter of 2019. Accordingly, we will require additional capital to further develop our pre-clinical and clinical development programs. To continue to fund our operations and the development of our product candidates, we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have commitments for future funding from any source.

Our independent registered public accounting firm issued an emphasis of matter in their audit report regarding substantial doubt over our ability to continue as a going concern in our audited financial statements as of and for the year ended December 31, 2017.

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

Note 2.   Significant Accounting Policies and Basis of Presentation

Basis of Presentation

In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The unaudited condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (SEC). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC, and as may be amended.

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

Revenue

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customer using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Deferred revenue results from cash receipts from or amounts billed to customers in advance of the transfer of control of the promised services to the customer and is recognized as performance obligations are satisfied. When sales commissions or other costs to obtain contracts with customers are considered incremental and recoverable, those costs are deferred and then amortized as selling and marketing expenses on a straight-line basis over an estimated period of benefit.

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  We record cost reimbursements under our SBIR grant as an offset to research and development expenses. For the three months ended March 31, 2018, we recorded approximately $84,000 of such cost reimbursements as an offset to research and development expenses. No reimbursements were recorded in the three months ended March 31, 2017.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three months ended March 31, 2018 and 2017. A total of approximately 9.5 and 8.3 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three months ended March 31, 2018 and 2017, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and stock purchase warrants granted to employees and board members is generally determined at the grant date while awards granted to non-employee consultants are generally valued at the vesting date using an option pricing model that uses Level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award is recognized as expense on a straight-line basis over the requisite service period or based on probability of vesting for performance-based awards.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three months ended March 31, 2018 or 2017.

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

Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities as of December 31, 2017 and March 31, 2018.

Significant New Accounting Pronouncements

Recently Adopted Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”), No. 2014-09, Revenue from Contracts with Customers. This ASU consists of a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. We adopted this guidance effective January 1, 2018 on a modified retrospective basis and it did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation. This ASU provides clarification regarding when changes to the terms or conditions of share-based payment awards should be accounted for as modifications. This guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied prospectively to awards modified after the adoption date. We adopted this guidance effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instrument with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this guidance simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower (“down round protection”). Current accounting guidance provides that instruments with down round protection be classified as derivative liabilities with changes in fair value recorded through earnings. The updated guidance provides that instruments with down round protection are no longer precluded from being classified as equity. This guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. This guidance must be applied retrospectively. We adopted this guidance on January 1, 2018, and it did not have a material impact on the financial statements.

Unadopted Guidance

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

At March 31, 2018 and December 31, 2017, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$3,852,882	$3,852,882
Balance at December 31, 2017	$-	$-	$3,852,882	$3,852,882

Liability classified stock purchase warrants	$-	$-	$3,662,663	$3,662,663
Balance at March 31, 2018	$-	$-	$3,662,663	$3,662,663

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2018:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2017	$3,852,882
Change in fair value - gain	(190,219)
Balance at March 31, 2018	$3,662,663

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2017:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2016	$3,921,917
Exercise of warrants	(2,778,259)
Change in fair value - loss	2,741,314
Balance at March 31, 2017	$3,884,972

The (gains) losses resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying unaudited condensed consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our stock options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The common stock purchase options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2018, we have approximately 6.3 million shares of common stock reserved for issuance upon the exercise of such awards.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended March 31,
	2018	2017

Research and development expenses	$64,583	$372,466
General and administrative expenses	174,252	149,973
Total	$238,835	$522,439

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2018 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2018	1,894,077	$19.76	4.7	$108,000
Granted	-	$-
Exercised	-			$-
Forfeited	(325,444)	$46.32
Outstanding at March 31, 2018	1,568,633	$14.25	5.3	$94,000

Exercisable at March 31, 2018	1,305,205	$16.37	4.6	$15,300

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$1.00	-	$3.50	200,000	$1.18	9.6	$94,000
$3.51	-	$13.00	751,346	$9.48	5.8	-
$13.01	-	$26.00	368,112	$15.27	3.9	-
$26.01	-	$39.00	146,675	$32.50	1.4	-
$39.01	-	$56.00	102,500	$45.03	5.3	-
			1,568,633	$14.25	5.3	$94,000

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. There were no options granted in the three months ended March 31, 2018 or 2017.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2018 was approximately $598,000 to be recognized over approximately 2.0 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

There were no RSUs granted in the three months ended March 31, 2018 or 2017. RSUs vesting in the three months ended March 31, 2018 had a total value of approximately $12,500.

At March 31, 2018, we had 11,235 outstanding RSUs with a weighted average grant date fair value of $11.77 and a total intrinsic value of approximately $18,500. No RSUs were converted in the three months ended March 31, 2018. Unrecognized compensation cost for unvested RSUs at March 30, 2018 was approximately $13,000 to be recognized over approximately 0.3 years.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the board year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant. No restricted stock was granted in either the three months ended March 31, 2018 or 2017.

Restricted stock vesting in the three months ended March 31, 2018 had a weighted average grant date fair value of $3.00 and a total intrinsic value of approximately $41,000

At March 31, 2018, we had 24,979 shares of restricted stock outstanding with a weighted average grant date fair value of $3.00. Unrecognized compensation cost for unvested restricted stock awards at March 31, 2018 was approximately $75,000 to be recognized over approximately 0.3 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 1,746,173 and 2,250,000 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At March 31, 2018, after giving effect to exercises, 2,982,709 common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

No warrants were issued in the three months ended March 31, 2018.

A summary of outstanding warrants at March 31, 2018 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$2.00	-	$3.90	2,994,248	May 2021 - August 2024
$5.79	-	$5.80	11,539	July 2022
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$18.60	-	$19.80	11,539	June 2018
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	159,639	August 2018 - October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			4,051,229

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions.

Note 5. Commitments and Contingencies

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

Note 6. Related Party Receivable

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

The $658,000 non-interest-bearing receivable was recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $458,000 remains outstanding at March 31, 2018 and is payable in $100,000 annual installments with a final payment due July 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our development efforts. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- month period ended March 31, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month period ended March 31, 2018 to the comparable period of 2017.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Recent Clinical & Business Highlights

•

On May 3, 2018, we announced the results from a study published in the Annals of Clinical and Translational Neurology in a manuscript entitled “Long-term Phase 1/2 Intraspinal Stem Cell Transplantation Outcomes in Amyotrophic Lateral Sclerosis” that support the potential of transplanted human spinal cord-derived neural stem cells (HSSC) to stabilize functioning of ALS patients. The study evaluated the impact of HSSC transplantation on functional outcomes, as measured using the ALSFRS-R scale, and on a composite statistic that combined functional and survival outcomes. Results were evaluated against matched controls derived from two historical datasets and showed significantly better ALSFRS-R scores at 24 months, as well as the composite functional/survival score in subjects receiving HSSC. The ALS Functional Rating Scale-Revised (ALSFRS-R) is a validated questionnaire that measures physical function in performing activities of daily living (ADLs). The manuscript was published on May 3, 2018.

•	On April 10, 2018, we announced that we completed the first surgery in the second, cervical injury cohort of a Phase 1 clinical trial in patients with chronic spinal cord injury (cSCI). The subject was dosed with NSI-566, Neuralstem’s lead stem cell therapy asset. This cohort involves complete injury patients with no motor or sensory function below injury. The clinical trial is being conducted at the University of California San Diego, Division of Neurosurgery.

The clinical trial was expanded to include a new cohort of four qualifying patients with AIS-A complete, quadriplegic, cervical injuries involving C5-C7 of their spinal cord, after promising results were observed with the first cohort. The clinical trial is evaluating the safety and feasibility of using NSI-566 spinal cord-derived neural stem cells to repair cSCI.

•	On July 25, 2017, we announced top-line results from our exploratory Phase 2 clinical trial examining the efficacy of NSI-189 compared to placebo for the treatment of major depressive disorder (MDD). The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS). However, the study results were directionally positive with regard to MADRS.

o	Of two secondary efficacy endpoints in the Phase 2 MDD trial results analyzed so far, the patient-rated Symptoms of Depression Questionnaire (SDQ) achieved statistical significance (p=0.044) with NSI-189 40 mg once daily does (“QD”) compared to placebo. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both the 40 mg QD and 40 mg twice daily doses (“BID”). Both doses were well-tolerated with no serious adverse events reported.

o	The company plans to announce the results of the analysis of the secondary endpoints at the 55th Annual Meeting of the American College of Neuropsychopharmacology (ACNP) meeting to be held December 4-8, 2017.

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

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

•

On May 3, 2018, we announced the results from a study published in the Annals of Clinical and Translational Neurology in a manuscript entitled “Long-term Phase 1/2 Intraspinal Stem Cell Transplantation Outcomes in Amyotrophic Lateral Sclerosis” that support the potential of transplanted human spinal cord-derived neural stem cells (HSSC) to stabilize functioning of ALS patients. The study evaluated the impact of HSSC transplantation on functional outcomes, as measured using the ALSFRS-R scale, and on a composite statistic that combined functional and survival outcomes. Results were evaluated against matched controls derived from two historical datasets and showed significantly better ALSFRS-R scores at 24 months, as well as the composite functional/survival score in subjects receiving HSSC. The ALS Functional Rating Scale-Revised (ALSFRS-R) is a validated questionnaire that measures physical function in performing activities of daily living (ADLs). The manuscript was published on May 3, 2018.

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

Employees

As of April 30, 2018, we had six (6) full-time employees. Of these full-time employees, four (4) work on research and development and clinical operations and two (2) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. Proceeds from such award will be recorded as a reduction of our gross research and development expenses.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with U.S. GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited condensed consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology and related patents, our net operating loss and related valuation allowance for tax purposes, the fair value of our liability classified warrants and our share-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three months ended March 31, 2018 and 2017, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 30, 2018 and 2017

Revenue

During each of the three months ended March 30, 2018 and 2017 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$1,169,441	$2,902,086	$(1,732,645)	(60%)
General and administrative expenses	1,182,054	1,332,421	(150,367)	(11%)
Total operating expenses	$2,351,495	$4,234,507	$(1,883,012)	(44%)

Research and Development Expenses

The decrease of approximately $1,733,000 or 60% in research and development expenses for the three months ended March 31, 2018 compared to the comparable period of 2017 was primarily attributable to a $1,143,000 decrease in clinical trial and related costs due to the completion of our NS-189 Phase 2 clinical trial, a $197,000 decrease in our personnel and facility expenses due to our ongoing corporate restructuring and cost reduction efforts and a $308,000 decrease in our non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $150,000 or 11% in general and administrative expenses for the three months ended March 31, 2018 compared to the comparable period of 2017 was primarily attributable to a $138,000 decrease in payroll and related expenses coupled with a $48,000 decrease in consulting and professional service expenses due to our corporate restructuring and cost reduction efforts partially offset by a $24,000 increase in non-cash share-based compensation expense.

Other expense

Other income (expense), net totaled approximately $202,000 and ($3,335,000) for the three months ended March 31, 2018 and 2017, respectively.

Other income, net in 2018 consisted primarily of approximately $190,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $18,000 of interest income.

Other expense, net in 2017 consisted of approximately $2,741,000 of non-cash losses related to the fair value adjustment of our liability classified warrants, $476,000 of expense related to the issuance of inducement warrants and $139,000 of interest expense primarily related to our long-term debt, partially offset by$21,000 of interest income.

Liquidity and Capital Resources

Financial Condition

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash and cash equivalents of approximately $9.7 million at March 31, 2018.

Based on our expected operating cash requirements, we anticipate our average monthly cash burn rate will decrease and our current cash and investments on hand will be sufficient to fund our operations, into the first quarter of 2019. As explained in Note 1 to our financial statements there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2018 compared to 2017

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%

Net cash used in operating activities	$(1,846,949)	$(4,435,962)	$2,589,013	(58%)
Net cash (used in) provided by investing activities	$5,000,000	$-	$5,000,000	-
Net cash (used in) provided by financing activities	$(104,244)	$921,696	$(1,025,940)	(111%)

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $2,589,000 was due to a decrease in our operating loss adjusted for certain non-cash items, including share-based compensation and change in the fair value of liability classified warrants along with a decrease in payments of accounts payable and accrued expenses and receipt of payment related to a milestone-based revenue.

Cash used in operating activities for the three months ended March 31, 2018, of approximately $1,847,000 reflects our $2,147,000 loss for the period adjusted for certain non-cash items including: (i) $239,000 of share-based compensation (ii) ($190,000) related to the change in fair value of our liability classified warrants and (iii) $184,000 of net cash inflows related to changes in our operating assets and liabilities.

Net Cash Provided by Investing Activities

For the three months ended March 31, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

There were no investing activities in the three months ended March 31, 2017.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2018, cash used in financing activities consisted solely of payments on our short-term debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through March 31, 2018 we have sold and reserved for issuance upon exercise of outstanding equity-linked instruments approximately $10.5 million of securities against the shelf registration statement.

As explained in the notes to our financial statements, if we are not able to raise additional funds when needed, there would continue to be substantial doubt as to our ability to continue as a going concern. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, current and future progress in our exploratory, preclinical and clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Company’s principal executive officer, who is also our principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at March 31, 2018 was approximately $9.7 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the first quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the first quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

We have a history of losses.

Since inception in 1996 through March 31, 2018, we have accumulated losses totaling approximately $211 million. On March 31, 2018, we had a working capital surplus of approximately $8.9 million and stockholders’ equity of approximately $6.6 million. Our net losses for the two most recent fiscal years have been approximately $15.7 million and $21.1 million for 2017 and 2016, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2018, we had cash, cash equivalents and short-term investments on hand of approximately $9.7 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval and equivalent international approvals to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure adequate additional financing, we may be unable to meet operating obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all of our research and product development programs.

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

Continued listing on NASDAQ generally requires that we meet certain listing maintenance requirements. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock currently meet NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will continue to meet the criteria for continued listing.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2018, we have issued and outstanding 15,160,014 shares of common stock and we have 10,195,049 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2018, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 274,644,937 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

NEURALSTEM, INC.

Date: May 15, 2018	/s/ Richard Daly
Chief Executive Officer

/s/ Richard Daly
Chief Financial Officer
(Principal Accounting Officer)

