Form 10-Q
period 2018-06-30
Neuralstem, Inc.
filed 2018-08-13
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 31, 2018, there were 15,160,014 shares of common stock, $.01 par value, issued and outstanding.

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,092,832	$6,674,940
Short-term investments	-	5,000,000
Trade and other receivables	478,722	312,802
Current portion of related party receivable, net of discount	-	58,784
Prepaid expenses	343,428	402,273
Total current assets	7,914,982	12,448,799

Property and equipment, net	128,017	172,886
Patents, net	814,023	883,462
Related party receivable, net of discount and current portion	343,281	365,456
Other assets	33,004	13,853
Total assets	$9,233,307	$13,884,456

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$713,068	$875,065
Accrued bonuses	-	418,625
Other current liabilities	52,933	220,879
Total current liabilities	766,001	1,514,569

Warrant liabilities, at fair value	2,283,833	3,852,882
Other long term liabilities	8,270	1,876
Total liabilities	3,058,104	5,369,327

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at both June 30, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 15,160,014 shares issued and outstanding at both June 30, 2018 and December 31, 2017	151,600	151,600
Additional paid-in capital	217,485,751	217,050,174
Accumulated other comprehensive income	1,142	2,631
Accumulated deficit	(211,473,290)	(208,699,276)
Total stockholders' equity	6,175,203	8,515,129
Total liabilities and stockholders' equity	$9,233,307	$13,884,456

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$252,500	$2,500	$255,000	$5,000

Operating expenses:
Research and development expenses	1,014,780	2,585,079	2,184,221	5,487,165
General and administrative expenses	1,260,692	1,635,652	2,442,746	2,968,073
Total operating expenses	2,275,472	4,220,731	4,626,967	8,455,238
Operating loss	(2,022,972)	(4,218,231)	(4,371,967)	(8,450,238)

Other income (expense):
Interest income	19,514	14,013	37,263	34,896
Interest expense	(772)	(15,728)	(2,692)	(154,460)
Change in fair value of derivative instruments	1,378,830	(341,611)	1,569,049	(3,082,925)
Fees related to issuance of indcuement warrants and other expenses	(1,646)	(87,635)	(5,667)	(563,719)
Total other income (expense)	1,395,926	(430,961)	1,597,953	(3,766,208)

Net loss	$(627,046)	$(4,649,192)	$(2,774,014)	$(12,216,446)

Net loss per share - basic and diluted	$(0.04)	$(0.39)	$(0.18)	$(1.06)

Weighted average common shares outstanding - basic and diluted	15,144,243	11,906,334	15,130,666	11,525,730

Comprehensive loss:
Net loss	$(627,046)	$(4,649,192)	$(2,774,014)	$(12,216,446)
Foreign currency translation adjustment	(1,604)	(384)	(1,489)	(555)
Comprehensive loss	$(628,650)	$(4,649,576)	$(2,775,503)	$(12,217,001)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,774,014)	$(12,216,446)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	114,312	180,586
Share-based compensation expense	435,577	1,174,388
Amortization of deferred financing fees and debt discount	-	59,781
Change in fair value of liability classified warrants	(1,569,049)	3,082,925
Warrant inducement expense	-	563,744
Loss on disposal of fixed assets	-	8,128

Changes in operating assets and liabilities:
Trade and other receivables	(165,920)	5,146
Related party receivable	80,959	74,356
Prepaid expenses	43,664	459,398
Other assets	(4,000)	1,971
Accounts payable and accrued expenses	(151,704)	(160,741)
Accrued bonuses	(418,625)	(852,963)
Other current liabilities	41,690	(173,440)
Other long term liabilities	(3,321)	(14,073)
Net cash used in operating activities	(4,370,431)	(7,807,240)

Cash flows from investing activities:
Maturity of short-term investments	5,000,000	5,000,000
Purchase of short-term investments	-	(5,000,000)
Patent costs	-	(83,774)
Purchase of property and equipment	-	(9,674)
Net cash provided by (used in) investing activities	5,000,000	(93,448)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	-	3,006,410
Proceeds from sale of common stock	-	97,050
Payments of long-term debt	-	(3,765,568)
Payments of short-term notes payable	(209,636)	(189,306)
Net cash (used in ) provided by financing activities	(209,636)	(851,414)
Effects of exchange rates on cash	(2,041)	(363)
Net increase (decrease) in cash and cash equivalents	417,892	(8,752,465)

Cash and cash equivalents, beginning of period	6,674,940	15,194,949

Cash and cash equivalents, end of period	$7,092,832	$6,442,484

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,692	$139,080

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and accordingly has not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at June 30, 2018, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q, its current capital structure including outstanding warrants and other equity-based instruments.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  We record cost reimbursements under our SBIR grants as an offset to research and development expenses. For the three- and six-month periods ended June 30, 2018, we recorded approximately $91,000 and $175,000, respectively of such cost reimbursements as an offset to research and development expenses. No reimbursements were recorded in any of the periods of 2017.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for all periods presented. A total of approximately 9.4 and 8.1 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2018 and 2017, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three- or six-month periods ended June 30, 2018 or 2017.

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

Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities as of December 31, 2017 and June 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of ASC 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance provides for the following changes: (1) awards to nonemployees will be measured at the grant date fair value of equity instruments that the entity is obligated to issue, (2) performance-based awards to nonemployees will be measured based on the probability of the performance condition being met and (3) eliminating the need to reassess the classification (equity or liability) of awards to nonemployees upon vesting. We expect the adoption of this guidance will change the way we measure awards to nonemployees. We have not yet determined the specific impacts of this guidance upon adoption.

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

At June 30, 2018 and December 31, 2017, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$3,852,882	$3,852,882
Balance at December 31, 2017	$-	$-	$3,852,882	$3,852,882

Liability classified stock purchase warrants	$-	$-	$2,283,833	$2,283,833
Balance at June 30, 2018	$-	$-	$2,283,833	$2,283,833

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2018:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2017	$3,852,882
Change in fair value - gain	(1,569,049)
Balance at June 30, 2018	$2,283,833

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of June 30, 2018, we have approximately 6.2 million shares of common stock reserved for issuance upon the exercise of such awards.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations is as follows:

	Three Months Ended June 30,
	2018	2017

Research and development expenses	$22,917	$435,969
General and administrative expenses	173,825	215,980
Total	$196,742	$651,949

	Six Months Ended June 30,
	2018	2017

Research and development expenses	$87,500	$808,435
General and administrative expenses	348,077	365,953
Total	$435,577	$1,174,388

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2018 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2018	1,894,077	$19.76	4.7	$108,000
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(416,591)	$42.92
Outstanding at June 30, 2018	1,477,486	$13.24	5.4	$-

Exercisable at June 30, 2018	1,257,034	$14.89	4.8	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$1.00	-	$3.50	200,000	$1.18	9.4	$-
$3.51	-	$13.00	743,775	$9.54	5.6	-
$13.01	-	$26.00	365,707	$15.28	3.4	-
$26.01	-	$39.00	65,504	$30.85	3.0	-
$39.01	-	$56.00	102,500	$45.03	5.1	-
			1,477,486	$13.24	5.4	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. There were no options granted in the six months ended June 30, 2018. Options granted in the six months ended June 30, 2017, had a weighted average grant date fair value of $2.99 per share.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2018 was approximately $491,000 to be recognized over approximately 1.9 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

There were no RSUs granted in the six months ended June 30, 2018 or 2017. RSUs vesting in the six months ended June 30, 2018 had a total value of approximately $25,000.

At June 30, 2018, we had 11,235 outstanding RSUs with a weighted average grant date fair value of $11.77 and a total intrinsic value of approximately $12,500. No RSUs were converted in the six months ended June 30, 2018. All outstanding RSUs were vested at June 30, 2018.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the board year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant. No restricted stock was granted in either the six months ended June 30, 2018 or 2017.

Restricted stock vesting in the six months ended June 30, 2018 had a weighted average grant date fair value of $3.00 and a total intrinsic value of approximately $69,000.

We had no unvested restricted stock outstanding at June 30, 2018.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 1,746,173 and 2,250,000 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At June 30, 2018, after giving effect to exercises, 2,982,709 common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

No warrants were issued in the six months ended June 30, 2018.

A summary of outstanding warrants at June 30, 2018 follows:

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
			4,039,690

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

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $11,600 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. In April 2018, we entered into an agreement for the sub-lease of the property and recognized an additional loss of approximately $50,000 reflecting the present value of the revised expected remaining net payments due.

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

The $658,000 non-interest-bearing receivable was recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $458,000 remains outstanding at June 30, 2018 and is payable in $100,000 annual installments with a final payment due July 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our operations. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and six-month periods ended June 30, 2018 to the comparable periods of 2017.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our patented technology platform has three core components:

1.	Over 300 lines of human, regionally specific neural stem cells, some of which we believe have the potential to be used to treat serious or life-threatening diseases through direct transplantation into the central nervous system;
2.	Proprietary screening capability – our ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds; and
3.	Small molecules that have resulted from Neuralstem’s neurogenesis screening platform that we believe may have the potential to treat wide variety of nervous system conditions.

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

Recent Clinical & Business Highlights

•	On June 30, 2018, participating in a symposium sponsored by MGH-CTNI, Karl Johe, Ph.D., our Chief Scientific Officer, presented data on NSI-189’s effects on a mouse model of Angelman Syndrome, an orphan genetic disease that results in severe mental arrest from about 6 months of age. Treatment of the adult Angelman mouse brain in vitro with NSI-189 for about 3 hours reversed deficits in a key cognitive biomarker (Long-Term Potentiation or LTP). Systemic administration of NSI-189 to adult Angelman mice reversed key behavioral deficits of motor and cognitive learning in vivo after about 7 days. These findings of fast-onset effects were achieved with about a 10-times higher dose of NSI-189 than the doses that, when used in chronic administration, lead to increased neurogenesis and hippocampal volume. The Company believes that these results may represent an opportunity for NSI-189 to treat Angelman Syndrome and other related diseases of impaired synaptic plasticity in which clinical benefits may be induced quickly with a high dose and then maintained chronically with a lower dose.

•	The Company reported an abstract entitled “Stable Intracerebral Transplantation of Neural Stem Cells for the Treatment of Paralysis due to Ischemic Stroke” at the annual International Society of Stem Cell Research (ISSCR). The abstract released some key findings from our Phase 1 chronic stroke study in China, namely that NSI-566 treatment of 9 chronically hemiparetic stroke patients resulted in statistically significant improvement from baseline of motor functioning and clinical status.

•	On June 11, 20018, we announced that the Company was awarded a Phase I Small Business Innovation Research (SBIR) contract by the Department of Defense (DoD). The award of $150,000 will support the Company’s ongoing efforts to develop its NSI-566 human neural stem cell line as a candidate therapeutic for severe Traumatic Brain Injury (TBI).

•	On June 4, 2018, we announced results from our chronic SCI study, which were published in the journal Cell Stem Cell in an article entitled “A First-in-Human, Phase I Study of Neural Stem Cell Transplantation for Chronic Spinal Cord Injury”. The manuscript describes results from the first cohort of four subjects enrolled in the trial, who had thoracic (T2-T12) AIS-A grade spinal cord injury and received intraspinal injections of HSSC 12-24 months after injury. The results support the potential of transplanted NSI-566, a human spinal cord-derived neural stem cell line (HSSC) to benefit patients with chronic spinal cord injury (SCI). All subjects tolerated the procedure well, with no serious adverse events 18-27 months after grafting. Analysis of motor and sensory function and electrophysiology results showed improvement in three of the four patients. The second cohort of the study is ongoing and is testing safety and efficacy of cell administration in patients with cervical spinal cord injury.

•	On June 4, 2018, Karl Johe, Ph.D., our Chief Scientific Officer, presented a company overview during the 2018 BIO International Convention in Boston, Massachusetts. The presentation highlighted the key results from NSI-189 and NSI-566 to date.

o	NSI-189 is a pro-cognitive, neurogenic small molecule which showed preliminary evidence of clinical benefit in a randomized placebo-controlled Phase 1b trial in patients with major depressive disorder. In a subsequent Phase 2 double-blind exploratory study in MDD, the primary endpoint, Montgomery-Asberg Depression Rating Scale (MADRS), did not reach statistical significance, but the secondary endpoints (SDQ, CPFQ, and QID-SR), reported by the patients, met statistical significance. NSI-189 also demonstrated a large treatment effect in objective measures of cognition. The Company believes that these results point to the potential utility as an augmentation therapy to current antidepressants (SSRIs) by improving cognition, outlook, and energy that may complement SSRIs. The Company is seeking the advice and financial support of a partner to determine the best way forward for the MDD program. Meanwhile, preclinical data demonstrated pro-cognitive proof-of-concept activity in a mouse model of Angelman syndrome, which is an orphan indication for patients with major cognitive impairment. The Company will continue preclinical testing of NSI-189 to assess its clinical potential in Angelman syndrome.

o	NSI-566, our leading neural stem cell therapy, has shown positive biological activity to reverse paralysis across three indications--ALS, chronic spinal cord injury, and chronic stroke. The Company noted that the regulatory environment regarding stem cell therapy is improving in the US, Japan, and China and that seeking partners for these indications will be continuing.

•	On May 29-30, 2018, we presented results of post-hoc analysis of the cognition data from the NSI-189 MDD phase 2 study at the annual meeting of American Society of Clinical Psychopharmacology. We reported that following 6 weeks of treatment, compared to placebo, the 40mg and/or 80mg doses of NSI-189 resulted in a statistically significant benefit in cognitive functioning in measures of simple attention, complex attention (executive function), memory, and working memory. Further, it was noted that these positive cognitive changes were relatively insensitive to depression severity but were sensitive to treatment with NSI-189. Therefore, such objective measures of cognition will be important measures of cognitive changes by NSI-189 in future studies.

•	On May 3, 2018, we announced the results from a study published in the Annals of Clinical and Translational Neurology in a manuscript entitled “Long-term Phase 1/2 Intraspinal Stem Cell Transplantation Outcomes in Amyotrophic Lateral Sclerosis” that support the potential of transplanted human spinal cord-derived neural stem cells (HSSC) to stabilize functioning of ALS patients. The study evaluated the impact of HSSC transplantation on functional outcomes, as measured using the ALSFRS-R scale, and on a composite statistic that combined functional and survival outcomes. Results were evaluated against matched controls derived from two historical datasets and showed significantly better ALSFRS-R scores at 24 months, as well as the composite functional/survival score in subjects receiving HSSC. The ALS Functional Rating Scale-Revised (ALSFRS-R) is a validated questionnaire that measures physical function in performing activities of daily living (ADLs). The manuscript was published on May 3, 2018.

•	On April 10, 2018, we announced that we completed the first surgery in the second, cervical injury cohort of a Phase 1 clinical trial testing the effect of NSI-566 transplantation in patients with chronic spinal cord injury (cSCI). This cohort consists of four subjects with AIS-A complete, quadriplegic, cervical injuries involving C5-C7 of their spinal cord, and no motor or sensory function below the injury. The clinical trial is being conducted at the University of California San Diego, Division of Neurosurgery.

Clinical Development Program Review

We have devoted the majority of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development.

Clinical Pipeline

Clinical Pipeline Summary

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD: The results point to the potential utility as an augmentation therapy to current antidepressants (SSRIs) by improving cognition, outlook, and energy that may complement SSRIs. The Company is seeking the advice and financial support of a partner to determine the best way forward for the MDD program.

•	In December 2017, the company presented updated data from Phase 2 study of NSI-189 in major depressive disorder (MDD) at the 56th American College of Neuropsychopharmacology (ACNP) annual meeting. Using the Sequential Parallel Comparison Design (SPCD) pooled analysis approach, MADRS score reduction from baseline with 40mg or 80mg NSI-189 versus placebo did not reach statistical significance (mean difference -1.8, p=0.22, mean difference -1.4, p=0.34, respectively). However, the 40 mg dose resulted in a statistically significant reduction in SDQ (mean difference -8.2, p=0.04), and CPFQ scores (mean difference -1.9, p=0.03) versus placebo in the pooled SPCD analyses. There was also a statistically greater reduction in QIDS-SR scores versus placebo for patients treated with 40 mg of NSI-189 in Stage 2 (-2.5, p=0.04), but not Stage 1. Differences for the 80 mg dose versus placebo on these three self-reported measures were not statistically significant. In addition, the 40mg dose also showed statistical advantages on objective measures of attention and memory as per the Cogscreen test, but not the Cogstate test: Simple Attention (SATADRTC, p=0.034; Complex Attention (SATACACC, p = 0.048) and Memory (SDCDRACC, p = 0.002; also seen with 80mg dose, p = 0.015). Both doses were well-tolerated with 0, 0 and 7 subjects in Stage 1 discontinuing treatment with 40mg, 80mg and placebo, respectively. In Stage 2 1, 0, and 1 subjects discontinued treatment due to intolerance with 40mg, 80mg and placebo, respectively. Furthermore, no subjects treated with NSI-189 experienced a serious adverse event during the study.

•	In July 2017, the company announced, top-line results from its exploratory Phase 2 clinical trial examining the efficacy of NSI-189 at 40 mg QD and 40 mg BID compared to placebo for the treatment of MDD. The study, which utilized the two-staged sequential parallel comparison design (SPCD), did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the MADRS. However, the 40 mg QD dose was directionally positive on the MADRS. Of secondary efficacy endpoints analyzed so far, the patient-rated SDQ achieved statistical significance (p=0.044) with NSI-189 40 mg QD compared to placebo in the overall SPCD analysis. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both doses. Both the 40 mg QD and 40 mg BID doses were well-tolerated with no serious adverse events reported.

•	The clinical trial was initiated in May 2016 and the last subject completed the study in May 2017. 220 subjects were randomized for a 12-week interventional study with NSI-189 or placebo. The study was conducted under the direction of Principal Investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS): Analysis of combined Phase 1 and 2 data compared to matched historical datasets indicate preliminary evidence of clinical benefit of stabilizing function in the stem-cell treated patients. The company intends to meet with FDA to discuss potential study designs for an efficacy trial.

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

NSI-566 Phase 1 safety trial for the treatment of motor deficits in stroke: The results warrant further studies with larger cohorts to demonstrate efficacy, compared to a randomized control arm. The company is actively planning for a Phase 2/3 efficacy trial.

•	In June 2018, we presented an abstract at the annual International Society of Stem Cell Research (ISSCR). The abstract released some key findings from our Phase 1 chronic stroke study in China, namely that NSI-566 treatment of 9 chronically hemiparetic stroke patients resulted in statistically significant improvement from baseline of motor functioning and clinical status. In a single-site, Phase I study, 3 cohorts (n=3/cohort) were transplanted with ascending doses of NSI-566, which involved a one-time stereotactic, intracerebral injection of 1.2×10[7], 2.4×10[7], or 7.2×10[7] cells. Immunosuppression therapy with tacrolimus was maintained for 28 days. All subjects had chronic motor stroke, verified by MRI, initiated between 5 and 24 months prior to surgery, with Modified Rankin Score of 2, 3, or 4 and Fugl-Meyer Motor Score of 55 or less. Safety was the primary objective. Changes in Fugl-Meyer Motor Scale, Modified Rankin Scale, and NIH Stroke Scale were measured as secondary outcomes. Changes in FDG-PET, functional MRI, and structural MRI were measured as exploratory outcomes. Twelve-month clinical data of the combined nine participants were analyzed using the Wilcoxon signed rank test. At the 12-Month Visit, compared to Baseline, the mean Fugl-Meyer Motor Score (FMMS, total score of 100) showed 15.6 points of improvement (p=0.0078), the mean Modified Ranking Score (MRS) 0.8 points of improvement (p=0.031), and the mean NIH Stroke Scale (NIHSS) 3.2 points of improvement (p=0.016). The stem cell treatment was well tolerated at all doses. Longitudinal MRI studies showed evidence of graft survival and cavity-filling in all 9 patients. There was no death or any serious adverse event related to the treatment. This result warrants further study with larger cohorts with a randomized control arm.

•	In March 2016, we completed dosing the final planned cohort, for a total of nine subjects. Subjects are currently being monitored through their 24-month observational follow-up period. The trial is being conducted by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI): The first cohort of 4 subjects (thoracic injury) tolerated the stem cell treatment well and showed early evidence of benefit; the study has progressed to the second cohort of 4 subjects (cervical injury), which has enrolled 1 patient so far.

•	In June 2018, the study investigators published the results of the first cohort in the journal Cell Stem Cell. The results support the potential of transplanted NSI-566 to benefit patients with cSCI. At 18 months to 27 months after surgery, the analysis of motor and sensory function and electrophysiology showed improvement in three of the four patients after NSI-566 transplantation. There was no evidence of serious adverse events, suggesting the procedure is well-tolerated.

•	In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with stable thoracic spinal cord injuries; the stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All subjects will be followed for five years. This study is being conducted with support from the University of California, San Diego (UCSD) School of Medicine.

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

•	Since 2016, we have been collaborating with the laboratory of Dr. Baudry at Western University of Health Sciences, California, and others to obtain proof-of-principle data for NSI-189 in reversing cognitive and neurological deficits in animal models of Angelman Syndrome, an inherited rare disease with known genetic defect that results in mental developmental arrest in early childhood. Positive results could position NSI-189 for a Phase 2a clinical trial for adult patients with Angelman Syndrome.

•	Under a Phase II SBIR grant from NIH/NINDS, we are collaborating with the laboratory of Drs. Calcutt and Jolivalt at UCSD to obtain the proof-of-principle data for NSI-189 in preventing/reversing peripheral/central neuropathy due to diabetes in animal models. Positive results could position NSI-189 for a Phase 2a clinical trial for diabetic neuropathy.

•	We are testing NSI-189 in animal models of Alzheimer’s disease at the laboratory of Dr. Jolivalt at UCSD.

•	Therapeutic potential of NSI-189 on cognition has also been tested in an animal model of radiation-induced brain injury and subsequent cognitive impairment. This study was conducted at the laboratory of Dr. Limoli at University of California Irvine. The data, published in the journal Radiation Research, demonstrate that NSI-189 mitigates the cognitive damage done by cranial radiotherapy to rats.

Our preclinical studies with NSI-566 have served to provide a solid foundation for our ongoing clinical trials by demonstrating performance and efficacy of this cell line in animal models for ALS, spinal cord injury, and ischemic stroke, and demonstrated safety in large animals. Additional studies involving NSI-566 are directed at identifying new therapeutic indications.

•	We have been collaborating with the laboratory of Dr. Bullock at the University of Miami to obtain proof-of-principle data for NSI-566 in reversing motor deficits due to severe/penetrating brain injury in animal models. In March 2017, interim preclinical data were published in Journal of Neurotrauma, which showed robust engraftment and long-term survival of NSI-566 post transplantation in a rat model of penetrating ballistic-like brain injury (PBBI). On June 11, 2018, we received a $150,000 Department of Defense contract to support the development of NSI-566 human neural stem cell line as a candidate therapeutic for severe Traumatic Brain Injury (TBI).

In addition to NSI-566 we have developed an inventory of over 300 unique stem cell lines. These stem cell lines include cortex, hippocampus, midbrain, hindbrain, cerebellum, and spinal cord. We believe these lines possess unique properties and represent candidates for both transplantation-based strategies to treat disease and for screening of compound libraries to discover novel drug therapies.

•	One cell line we have been developing is NSI-532.IGF for Alzheimer’s disease (AD). This cell line is a fetal cortex-derived neural stem cell line genetically engineered to overexpress human insulin-like growth factor 1 (IGF-1), which is well-known for its neurogenic and neuroprotective properties. This work is being conducted at the laboratory of Dr. Feldman at the University of Michigan to obtain proof-of-principle data for NSI-566 in slowing/reversing neurodegeneration in animal models of AD. In January 2016, preliminary data were published in Stem Cells Translational Medicine, which showed a promise as a possible disease-modifying Alzheimer's intervention.

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

Employees

As of July 31, 2018, we had six (6) full-time employees. Of these full-time employees, four (4) work on research and development and clinical operations and two (2) work in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

We have historically generated minimal revenue from the licensing of our intellectual property to third parties as well as payments under a settlement agreement.

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

We focus on the development of therapies with potential uses in multiple indications and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

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

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. In June 2018, we were awarded an additional SBIR grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 will be paid over a six-month period. The proceeds from such awards will be recorded as a reduction of our gross research and development expenses.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three- and six- month periods ended June 30, 2018 and 2017, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

During the three months ended June 30, 2018, we recognized $250,000 of revenues related to milestone-based royalties related to a settlement of a prior patent infringement case. In addition, during each of the three months ended June 30, 2018 and 2017 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$1,014,780	$2,585,079	$(1,570,299)	(61%)
General and administrative expenses	1,260,692	1,635,652	(374,960)	(23%)
Total operating expenses	$2,275,472	$4,220,731	$(1,945,259)	(46%)

Research and Development Expenses

The decrease of approximately $1,570,000 or 61% in research and development expenses for the three months ended June 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $712,000 decrease in our personnel and facility expenses due to our ongoing corporate restructuring and cost reduction efforts a $314,000 decrease in clinical trial and related costs due to the completion of our NSI-189 Phase 2 clinical trial, a $91,000 increase in reimbursements under our NIH grant and a $413,000 decrease in our non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $375,000 or 23% in general and administrative expenses for the three months ended June 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $399,000 decrease in payroll and related expenses coupled with a $42,000 decrease in non-cash share-based compensation expense partially offset by a $69,000 increase in tax and insurance expenses.

Other expense

Other income (expense), net totaled approximately $1,396,000 and ($431,000) for the three months ended June 30, 2018 and 2017, respectively.

Other income, net in 2018 consisted primarily of approximately $1,379,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $20,000 of interest income.

Other expense, net in 2017 consisted primarily of approximately $342,000 of losses related to the fair value adjustment of our derivative instruments and $88,000 of expense related to the issuance of inducement warrants.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

During the six months ended June 30, 2018, we recognized $250,000 of revenues related to milestone-based royalties related to a settlement of a prior patent infringement case. In addition, during each of the six months ended June 30, 2018 and 2017 we recognized revenue of $5,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$2,184,221	$5,487,165	$(3,302,944)	(60%)
General and administrative expenses	2,442,746	2,968,073	(525,327)	(18%)
Total operating expenses	$4,626,967	$8,455,238	$(3,828,271)	(45%)

Research and Development Expenses

The decrease of approximately $3,303,000 or 60% in research and development expenses for the six months ended June 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $1,767,000 decrease in our personnel and facility expenses due to our ongoing corporate restructuring and cost reduction efforts, a $535,000 decrease in clinical trial and related costs due to the completion of our NSI-189 Phase 2 clinical trial, a $175,000 increase in reimbursements under our NIH grant and a $720,000 decrease in our non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $525,000 or 18% in general and administrative expenses for the six months ended June 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $556,000 decrease in payroll and related expenses coupled with a $42,000 decrease in consulting and professional service expenses due to our corporate restructuring and cost reduction efforts partially offset $90,000 increase in tax and insurance expenses.

Other expense

Other income (expense), net totaled approximately $1,598,000 and ($3,766,000) for the six months ended June 30, 2018 and 2017, respectively.

Other income, net in 2018 consisted primarily of approximately $1,569,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $37,000 of interest income.

Other expense, net in 2017 consisted of approximately $3,083,000 of non-cash losses related to the fair value adjustment of our derivative instruments, $564,000 of expense related to the issuance of inducement warrants and $154,000 of interest expense primarily related to our long-term debt, partially offset by $35,000 of interest income.

Liquidity and Capital Resources

Financial Condition

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash and cash equivalents of approximately $7.1 million at June 30, 2018.

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

Cash Flows – 2018 compared to 2017

	Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$	%

Net cash used in operating activities	$(4,370,431)	$(7,807,240)	$3,436,809	44%
Net cash (used in) provided by investing activities	$5,000,000	$(93,448)	$5,093,448	5,451%
Net cash used in financing activities	$(209,636)	$(851,414)	$641,778	75%

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $3,437,000 was due to a decrease in our operating loss adjusted for certain non-cash items, including share-based compensation and change in the fair value of liability classified warrants along with a decrease in payments of accounts payable and accrued expenses and receipt of payment related to a milestone-based revenue.

Cash used in operating activities for the six months ended June 30, 2018, of approximately $4,370,000 reflects our $2,774,000 loss for the period adjusted for certain non-cash items including: (i) $436,000 of share-based compensation (ii) ($1,569,000) related to the change in fair value of our liability classified warrants and (iii) $577,000 of net cash outflows related to changes in our operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

For the six months ended June 30, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

For the six months ended June 30, 2017 we used cash of approximately $84,000 for costs related to our patent assets. For the six months ended June 30, 2016 we received approximately $7.5 million from the maturity of some of our short-term investments.

Net Cash Used in by Financing Activities

For the six months ended June 30, 2018, cash used in financing activities consisted solely of payments on our short-term debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through June 30, 2018 we have sold and reserved for issuance upon exercise of outstanding equity-linked instruments approximately $10.5 million of securities against the shelf registration statement.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management has identified the following change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred subsequent to the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 9, 2018 our former President, Chief Executive Officer and Chief Financial Officer informed our board of directors that he intended to resign his position as director as well as his positions as President, Chief Executive Officer and Chief Financial Officer after a to be determined transitional period. His last day was July 31, 2018. Effective August 1, 2018, we appointed an interim Chief Executive Officer who will also serve as our interim Chief Financial Officer and principal accounting officer while we continue our search to determine who will fill the position(s) on a permanent basis.

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

None.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at June 30, 2018 was approximately $7.1 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the first quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the first quarter of 2019. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

On June 9, 2018 our former President, Chief Executive Officer and Chief Financial Officer informed our board of directors that he intended to resign his position as director as well as his positions as President, Chief Executive Officer and Chief Financial Officer after a to be determined transitional period. Mr. Daly’s last day was July 31, 2018. Effective August 1, 2018, we appointed Jim Scully as our interim Chief Executive Officer, president and principal accounting officer while we continue our search to determine who will fill the position(s) on a permanent basis. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

We have a history of losses.

Since inception in 1996 through June 30, 2018, we have accumulated losses totaling approximately $211 million. As of June 30, 2018, we had a working capital surplus of approximately $7.1 million and stockholders’ equity of approximately $6.2 million. Our net losses for the two most recent fiscal years have been approximately $15.7 million and $21.1 million for 2017 and 2016, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2018, we had cash, cash equivalents and short-term investments on hand of approximately $7.1 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval and equivalent international approvals to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure additional financing, we may be unable to meet our obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all of our research and product development programs.

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

We have entered into an employment agreement with Dr. Johe.The agreement requires the payment of severance, in the event certain conditions are met, if Dr. Johe is terminated or resigns under certain conditions. These provisions will make the replacement of Dr. Johe very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2018, we have issued and outstanding 15,160,014 shares of common stock and we have 10,103,509 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2018, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 274,736,477 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.04**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.05	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.06	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.07	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.08	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.09**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.10**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.11	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.12**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.13	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.14**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones		10-Q	10.22	001-33672	11/8/16

10.15	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.16	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.17**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 13, 2018	/s/ Jim Scully
Chief Executive Officer

/s/ Jim Scully
Chief Financial Officer
(Principal Accounting Officer)

