Form 10-Q
period 2018-09-30
Neuralstem, Inc.
filed 2018-11-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 18,205,060 shares of common stock, $.01 par value, issued and outstanding.

1

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,736,929	$6,674,940
Short-term investments	-	5,000,000
Trade and other receivables	161,979	312,802
Current portion of related party receivable, net of discount	62,248	58,784
Prepaid expenses	545,187	402,273
Total current assets	6,506,343	12,448,799

Property and equipment, net	107,154	172,886
Patents, net	788,733	883,462
Related party receivable, net of discount and current portion	290,354	365,456
Other assets	28,475	13,853
Total assets	$7,721,059	$13,884,456

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$835,749	$875,065
Accrued bonuses	-	418,625
Other current liabilities	348,928	220,879
Total current liabilities	1,184,677	1,514,569

Warrant liabilities, at fair value	2,047,563	3,852,882
Other long term liabilities	9,715	1,876
Total liabilities	3,241,955	5,369,327

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at both September 30, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 15,205,060 and 15,160,014 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	152,051	151,600
Additional paid-in capital	217,619,996	217,050,174
Accumulated other comprehensive income	630	2,631
Accumulated deficit	(213,303,573)	(208,699,276)
Total stockholders' equity	4,479,104	8,515,129
Total liabilities and stockholders' equity	$7,721,059	$13,884,456

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$2,500	$2,500	$257,500	$7,500

Operating expenses:
Research and development expenses	897,098	1,383,863	3,081,319	6,871,028
General and administrative expenses	1,188,076	1,206,510	3,630,822	4,174,583
Total operating expenses	2,085,174	2,590,373	6,712,141	11,045,611
Operating loss	(2,082,674)	(2,587,873)	(6,454,641)	(11,038,111)

Other income (expense):
Interest income	17,619	18,099	54,882	52,995
Interest expense	(1,498)	(1,383)	(4,190)	(155,843)
Change in fair value of derivative instruments	236,270	2,679,770	1,805,319	(403,155)
Fees related to issuance of indcuement warrants and other expenses	-	(242,396)	(5,667)	(806,115)
Total other income (expense)	252,391	2,454,090	1,850,344	(1,312,118)

Net loss	$(1,830,283)	$(133,783)	$(4,604,297)	$(12,350,229)

Net loss per share - basic	$(0.12)	$(0.01)	$(0.30)	$(1.00)
Net loss per share - diluted	$(0.12)	$(0.18)	$(0.30)	$(1.00)

Weighted average common shares outstanding - basic	15,171,495	14,060,844	15,144,425	12,380,054
Weighted average common shares outstanding - diluted	15,171,495	14,163,072	15,144,425	12,380,054

Comprehensive loss:
Net loss	$(1,830,283)	$(133,783)	$(4,604,297)	$(12,350,229)
Foreign currency translation adjustment	(512)	(1,005)	(2,001)	(1,560)
Comprehensive loss	$(1,830,795)	$(134,788)	$(4,606,298)	$(12,351,789)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,604,297)	$(12,350,229)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	160,464	233,589
Share-based compensation expense	570,273	1,504,143
Amortization of deferred financing fees and debt discount	-	59,781
Change in fair value of liability classified warrants	(1,805,319)	403,155
Warrant inducement expense	-	563,744
Expenses related to issuance of derivative instruments	-	242,676
Loss on disposal of fixed assets	-	8,128

Changes in operating assets and liabilities:
Trade and other receivables	150,823	(26,967)
Related party receivable	71,638	63,856
Prepaid expenses	(154,271)	150,589
Other assets	(4,000)	1,971
Accounts payable and accrued expenses	(25,487)	(920,624)
Accrued bonuses	(418,625)	(852,963)
Other current liabilities	26,288	(196,132)
Other long term liabilities	(1,876)	(14,809)
Net cash used in operating activities	(6,034,389)	(11,130,092)

Cash flows from investing activities:
Maturity of short-term investments	5,000,000	5,000,000
Purchase of short-term investments	-	(5,000,000)
Patent costs	-	(82,645)
Purchase of property and equipment	-	(10,993)
Net cash provided by (used in) investing activities	5,000,000	(93,638)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	-	3,225,176
Proceeds from sale of common stock and warrants, net	-	5,510,840
Payments of long-term debt	-	(3,765,568)
Proceeds from short-term note payable	349,578	346,863
Payments of short-term notes payable	(247,817)	(223,425)
Net cash (used in ) provided by financing activities	101,761	5,093,886
Effects of exchange rates on cash	(5,383)	(1,395)
Net increase (decrease) in cash and cash equivalents	(938,011)	(6,131,239)

Cash and cash equivalents, beginning of period	6,674,940	15,194,949

Cash and cash equivalents, end of period	$5,736,929	$9,063,710

Supplemental disclosure of cash flows information:
Cash paid for interest	$4,190	$115,034

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

Note 1.   Organization, Business and Financial Condition

Nature of business

Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in the People’s Republic of China are consolidated in our unaudited condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

Neuralstem is a clinical stage biopharmaceutical company that is utilizing its proprietary human neural stem cell technology to create a comprehensive platform of therapies for the treatment of central nervous system diseases. The Company has utilized this technology as a tool for small-molecule drug discovery and to create cell therapy biotherapeutics to treat central nervous system diseases. The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in the People’s Republic of China. Our operations to date have primarily focused on developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates.

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and accordingly has not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern beyond one year after the date that the consolidated financial statements are issued. In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at September 30, 2018, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

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

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the second quarter of 2019. Accordingly, we will require additional capital to further develop our product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have any commitments for future funding from any source.

Our independent registered public accounting firm issued an emphasis of matter in their audit report regarding substantial doubt over our ability to continue as a going concern in our audited financial statements as of and for the year ended December 31, 2017.

We have spent and will continue to spend substantial funds in the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”) and its international equivalents regulatory agencies, to market and sell our products. No assurance can be given that (i) the FDA or any other regulatory agency will grant approval for us to market and sell our product candidates, or (ii) if regulatory approval is granted, that we will ever be able to sell our proposed products or be profitable.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  We record cost reimbursements under our Small Business Innovation Research (SBIR) grants as an offset to research and development expenses. For the three- and nine-month periods ended September 30, 2018, we recorded approximately $143,000 and $318,000, respectively of such cost reimbursements as an offset to research and development expenses. No reimbursements were recorded in any of the periods of 2017.

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

Following is a reconciliation of diluted and basic earnings per share for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
Net loss	$(1,830,283)	$(133,783)	$(4,604,297)	$(12,350,229)
Numerator for basic earnings per share	$(1,830,283)	$(133,783)	$(4,604,297)	$(12,350,229)
Adjustment for gain related to mark-to-market adjustment for liability classified warrants	-	(2,398,453)	-	-
Numerator for diluted earnings per share	$(1,830,283)	$(2,532,236)	$(4,604,297)	$(12,350,229)

Denominator:
Denominator for basic earnings per share - weighted-average shares	15,171,495	14,060,844	15,144,425	12,380,054
Effect of dilutive securities: liability classified warrants	-	102,228	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed exercises	15,171,495	14,163,072	15,144,425	12,380,054

A total of approximately 9.7 million potential dilutive shares have been excluded in the calculation of diluted net income per share for both the three- and nine-month periods ended September 30, 2018, as their inclusion would be anti-dilutive. A total of approximately 10.0 and 9.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2017, respectively, as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three- or nine-month periods ended September 30, 2018 or 2017.

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

Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities as of December 31, 2017 and September 30, 2018.

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

Unadopted Guidance

In February 2016, the FASB issued ASU, No. 2016-02, Leases. This ASU consists of a comprehensive lease accounting standard. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets. We are currently in the process of evaluating the specific impacts of this guidance.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU addresses the disclosure requirements for fair value measurements. The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software. This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. The guidance can be adopted either retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

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

At September 30, 2018 and December 31, 2017, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$3,852,882	$3,852,882
Balance at December 31, 2017	$-	$-	$3,852,882	$3,852,882

Liability classified stock purchase warrants	$-	$-	$2,047,563	$2,047,563
Balance at September 30, 2018	$-	$-	$2,047,563	$2,047,563

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2018:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2017	$3,852,882
Change in fair value - gain	(1,805,319)
Balance at September 30, 2018	$2,047,563

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of September 30, 2018, we have approximately 6.1 million shares of common stock reserved for issuance upon the exercise of share-based compensation awards.

We typically record share-based compensation expenses on a straight-line basis over the requisite service period. Share-based compensation expenses included in the statements of operations are as follows:

	Three Months Ended September 30,
	2018	2017

Research and development expenses	$22,917	$185,492
General and administrative expenses	111,778	144,263
Total	$134,695	$329,755

	Nine Months Ended September 30,
	2018	2017

Research and development expenses	$110,417	$993,927
General and administrative expenses	459,856	510,216
Total	$570,273	$1,504,143

Stock Options

A summary of stock option activity and related information for the nine months ended September 30, 2018 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2018	1,894,077	$19.76	4.7	$108,000
Granted	488,640	$1.13
Exercised	-	$-		$-
Forfeited	(550,215)	$34.52
Outstanding at September 30, 2018	1,832,502	$10.37	5.6	$-

Exercisable at September 30, 2018	1,300,538	$14.08	4.9	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$1.00	-	$3.50	638,640	$1.15	7.7	$-
$3.51	-	$13.00	682,076	$9.59	5.2	-
$13.01	-	$26.00	343,782	$14.79	3.3	-
$26.01	-	$39.00	65,504	$30.85	2.7	-
$39.01	-	$56.00	102,500	$45.03	4.8	-
			1,832,502	$10.37	5.6	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Nine Months Ended September 30,
	2018			2017
Annual dividend		-			-
Expected life (in years)	2.5	-	5.3	0.3	-	5.5
Risk free interest rate	2.7%	-	2.8%	0.8%	-	1.9%
Expected volatility	97%	-	117%	62%	-	83%

Options granted in the nine months ended September 30, 2018 and 2017, had a weighted average grant date fair value of $0.77 and $3.19 per share, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2018 was approximately $363,000 to be recognized over approximately 1.3 years.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

In the nine months ended September 30, 2018, we granted 45,046 RSU’s. RSUs granted in the nine months ended September 30, 2018 and 2017, had a weighted average grant date fair value of $1.11 and $5.37, respectively.

RSUs vesting in the nine months ended September 30, 2018 had a total value of approximately $25,000.

At September 30, 2018, we had 56,281 outstanding RSUs with a weighted average grant date fair value of $3.24 and a total intrinsic value of approximately $60,000. No RSUs were converted in the nine months ended September 30, 2018. Unrecognized compensation cost for unvested RSUs at September 30, 2018 was approximately $37,000 to be recognized over approximately 0.75 years.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

In the nine months ended September 30, 2018, we granted 45,046 shares of restricted stock. Restricted stock granted in the nine months ended September 30, 2018 and 2017, had a weighted average grant date fair value of $1.11 and $3.63, respectively.

Restricted stock vesting in the nine months ending September 30, 2018, had a weighted average grant date fair value of $2.65 and a total intrinsic value of approximately $81,000.

At September 30, 2018, we had 33,785 shares of restricted stock outstanding with an average grant date fair value of $1.11. Unrecognized compensation cost for unvested restricted stock awards at September 30, 2018 was approximately $38,000 to be recognized over approximately 0.75 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 1,746,173 and 2,250,000 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At September 30, 2018, after giving effect to exercises, 2,982,709 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

A summary of outstanding warrants at September 30, 2018 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$1.11	-	$5.79	3,017,326	May 2021 - August 2024
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.00	5,784	October 2019
$39.10	-	$39.20	230,772	October 2020 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			3,897,374

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions.

Note 5. Commitments and Contingencies

We currently operate one facility located in the United States and one facility located in the People’s Republic of China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month with the term expiring on December 31, 2018.

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

We also lease a research facility in People’s Republic of China. This lease expires on March 31, 2019 with lease payments of approximately $3,800 per month.

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

The $658,000 non-interest-bearing receivable was recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $458,000 remains outstanding at September 30, 2018 and is payable in $100,000 annual installments with a final payment due July 2022.

Note 7. Subsequent Events

On October 29, 2018, we closed a registered direct offering and concurrent private placement with institutional investors. In connection with the offering we issued an aggregate of 3,000,000 shares of common stock in the registered direct offering and 3,000,000 common stock purchase warrants in the private offering. We issued the shares in the registered offering at a price of $0.70 per share. We also issued each investor an accompanying warrant for each share purchased. We received gross proceeds of $2.1 million from this offering. The warrants have an exercise price of $0.75 per share of common stock, will be exercisable commencing with the six-month anniversary of the issuance date and will expire five and one-half years from issuance. The common stock issued in this offering was sold pursuant to our shelf registration statement that was declared effective by the SEC on June 23, 2017 (Registration No. 333-218608). In connection with the offering we also issued our placement agent 180,000 common stock purchase warrants. The placement agent warrants are substantially similar to the investor warrants except that they have an exercise price of $0.875 per share and a term of 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our: ability to conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our operations. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2018), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided, in addition to the accompanying financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three- and nine-month periods ended September 30, 2018 to the comparable periods of 2017.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are focused on the research and development of therapies for the treatment of central nervous system diseases, which are based on our proprietary human neural stem cells and our small molecule compounds with the goal of gaining approval from the United States Food and Drug Administration or FDA, and its international counterparts, to market and commercialize such therapies. We are headquartered in Germantown, Maryland.

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

Our technology platform to date has produced three lead assets, two in clinical development and one in preclinical development: our NSI-566 stem cell therapy program (clinical stage), NSI-189 phosphate small molecule program (clinical stage) andNSI-532 second-generation stem cell therapy program (preclinical stage)..

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

Recent Clinical & Business Highlights

•	On October 25, 2018, the company announced publication of a manuscript in Scientific Reports showing that transplantation of NSI-532.IGF1 mitigates disease pathology and improves cognition in a mouse model of Alzheimer’s Disease. The study was performed at the University of Michigan by a team led by Dr. Eva Feldman, Director of the Program for Neurology Research and Discovery, and Research Director of the University of Michigan ALS Center of Excellence. NSI-532.IGF1 is the first candidate from the NSI-532 program, a second-generation cell therapy program which combines neural stem cells with neuroprotective proteins.

•	On August 9, 2018, NSI-189 received from FDA the orphan designation for treatment of Angelman Syndrome. Angelman Syndrome (AS) is a rare congenital genetic disorder caused by a lack of function in the UBE3A gene on the maternal 15th chromosome. It affects approximately one in 15,000 people - about 500,000 individuals globally. Symptoms of AS include developmental delay, lack of speech, seizures, and walking and balance disorders. Patients with AS may never walk or speak and require life-long care. Life expectancy is normal which places a significant burden on patients and caregivers. There are currently no FDA-approved therapies for the treatment of Angelman syndrome.

•	On August 6, 2016, the company announced the appointment of Mr. Jim Scully as Interim CEO. Mr. Scully assumed the role previously held by Mr. Rich Daly who had served as president and chief executive officer of the Company since February 2016. Mr. Scully brings to Neuralstem a wealth of experience from a range of senior executive roles in the pharmaceutical and broader healthcare industry, including leadership roles in financial and strategic planning, global business development and general management at Takeda Pharmaceuticals, Astellas Pharmaceuticals, Abbott Laboratories, Walgreens and GE Healthcare. The Board of Directors also appointed Mr. William Oldaker, as Chairman. Mr. Oldaker has served as a director of Neuralstem since April 2007. He is a founder and partner in the Washington, D.C. law firm, Oldaker & Willison PLLP, and is a member of the Colorado, D.C. and Iowa Bar Associations, the Bar Association for the Court of Appeals, D.C., and the Bar of the United States Supreme Court.

•	On July 31, 2018, the company announced initiation of a Phase 2 clinical trial to further evaluate NSI-566 in ischemic stroke. This follows the positive results of the open-label Phase 1 stroke study disclosed in a 2018 ISSCR (International Society for Stem Cell Research) abstract on June 23, 2018. The Phase 2 study is a randomized, double-blind, sham-surgery controlled study. It is intended to further test the safety and efficacy of NSI-566 to reverse paralysis in stroke patients with half of their body partially paralyzed. The trial is taking place at BaYi Brain Hospital in Beijing, China, and commenced on August 1, 2018.

•	On July 23, 2018 the company announced that oral administration of NSI-189 in a mouse model of Alzheimer’s Disease leads to a significant amelioration and/or improvement in cognition measures. The study was carried out by Dr. Corinne Jolivalt’s laboratory at the University of California, San Diego, and involved the oral administration of NSI-189 to mice harboring gene changes that recreate symptoms of familial Alzheimer’s disease. Treatment with NSI-189 significantly improved learning ability as well as retention as measured by a simple task (Barnes maze) and improved performance on a test of short-term memory (Novel Object Recognition).

Clinical Development Program Summary

We have devoted the majority of our efforts and financial resources to the preclinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a diagram of our clinical programs, their intended indications and current stages of development.

Clinical Development Program Review

NSI-566 Phase 1 and 2 safety trials for the treatment of Amyotrophic Lateral Sclerosis (ALS)

•	On May 3, 2018, we announced the results from a study published in the Annals of Clinical and Translational Neurology in a manuscript entitled “Long-term Phase 1/2 Intraspinal Stem Cell Transplantation Outcomes in Amyotrophic Lateral Sclerosis” that support the potential of transplanted human spinal cord-derived neural stem cells (HSSC) to stabilize functioning of ALS patients. The study evaluated the impact of HSSC transplantation on functional outcomes, as measured using the ALSFRS-R scale, and on a composite statistic that combined functional and survival outcomes. Results were evaluated against matched controls derived from two historical datasets and showed significantly better ALSFRS-R scores at 24 months, as well as the composite functional/survival score in subjects receiving HSSC. The ALS Functional Rating Scale-Revised (ALSFRS-R) is a validated questionnaire that measures physical function in performing activities of daily living (ADLs).

NSI-566 Phase 1 and 2 clinical trials for the treatment of motor deficits in stroke

•	In March 2016 we completed the Phase 1 safety trial of NSI-566 for the treatment of motor deficits in stroke In the single-site, Phase 1 study, 3 cohorts (n=3/cohort) were transplanted with ascending doses of NSI-566, which involved a one-time stereotactic, intracerebral injection of 1.2×107, 2.4×107, or 7.2×107 cells. Immunosuppression therapy with tacrolimus was maintained for 28 days. All subjects had chronic motor stroke, verified by Magnetic Resonance Imaging or MRI, initiated between 5 and 24 months prior to surgery, with Modified Rankin Score of 2, 3, or 4 and Fugl-Meyer Motor Score of 55 or less. Safety was the primary objective. Changes in Fugl-Meyer Motor Scale, Modified Rankin Scale, and NIH Stroke Scale were measured as secondary outcomes. Changes in FDG-PET, functional MRI, and structural MRI were measured as exploratory outcomes. Twelve-month clinical data of the combined nine participants were analyzed using the Wilcoxon signed rank test. At the 12-Month Visit, compared to Baseline, the mean Fugl-Meyer Motor Score (FMMS, total score of 100) showed 15.6 points of improvement (p=0.0078), the mean Modified Ranking Score (MRS) 0.8 points of improvement (p=0.031), and the mean NIH Stroke Scale (NIHSS) 3.2 points of improvement (p=0.016). The stem cell treatment appeared to be well tolerated at all doses. There were no deaths, or any serious adverse event related to the treatment.

•	In August 2018, we initiated a randomized, double-blind, sham-surgery controlled Phase 2 trial in China at BaYi Brain Hospital, the site of our Phase 1 study. This trial is enrolling ischemic stroke patients with chronic partial paralysis and moderate to severe motor dysfunction, the same key inclusion/exclusion criteria as the Phase 1 trial. Through November 6, 2018, a total of 8 surgeries have been performed.

NSI-566 Phase 1 safety trial for the treatment of chronic Spinal Cord Injury (cSCI)

•	In January 2016, we reported on the interim status of the Phase 1 safety data on all four subjects with stable thoracic spinal cord injuries. The stem cell treatment demonstrated feasibility and safety. A self-reported ability to contract some muscles below the level of injury was confirmed via clinical and electrophysiological follow-up examinations in one of the four subjects treated. All subjects will be followed for five years. This study is being conducted with support from the University of California, San Diego (UCSD) School of Medicine.

•	In June 2018, the study investigators published the results of the first cohort in the journal Cell Stem Cell. At 18 months to 27 months after surgery, the analysis of motor and sensory function and electrophysiology showed improvement in three of the four patients after NSI-566 transplantation. There was no evidence of serious adverse events, suggesting the procedure is well-tolerated.

NSI-189 Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD

•	In July 2017, the company announced, top-line results from its exploratory Phase 2 clinical trial examining the efficacy of NSI-189 at 40 mg QD and 40 mg BID compared to placebo for the treatment of MDD. The study, which utilized the two-staged sequential parallel comparison design (SPCD), did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the MADRS. The clinical trial was initiated in May 2016 and the last subject completed the study in May 2017. During the study, 220 subjects were randomized for a 12-week interventional study with NSI-189 or placebo. The study was conducted under the direction of Principal Investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

•	In December 2017, the company presented updated data from Phase 2 study of NSI-189. Although the trial failed to meet its primary endpoints, the 40 mg QD dose was directionally positive on the MADRS. Of secondary efficacy endpoints analyzed so far, the patient-rated SDQ achieved statistical significance (p=0.044) with NSI-189 40 mg QD compared to placebo in the overall SPCD analysis. Results were also directionally positive on the Hamilton Depression Rating Scale (HAM-D17) at both doses. Both the 40 mg QD and 40 mg BID doses were well-tolerated with no serious adverse events reported.

Preclinical Development Program Review

Our preclinical studies with NSI-566 are currently focused on demonstrating performance and efficacy of this cell line in animal models for traumatic brain injury.

•	We have a collaboration with the laboratory of Dr. Bullock at the University of Miami in order to obtain proof-of-principle data for NSI-566 in reversing motor deficits due to severe/penetrating brain injury in animal models. In March 2017, interim preclinical data were published in Journal of Neurotrauma, which showed robust engraftment and long-term survival of NSI-566 post transplantation in a rat model of penetrating ballistic-like brain injury (PBBI). On June 11, 2018, we received a $150,000 Department of Defense contract to support the development of NSI-566 human neural stem cell line as a therapeutic candidate for severe Traumatic Brain Injury (TBI).

In addition to NSI-566 we have developed an inventory of over 300 unique stem cell lines. These stem cell lines include cortex, hippocampus, midbrain, hindbrain, cerebellum, and spinal cord. We believe these lines possess unique properties and represent candidates for both transplantation-based strategies to treat disease and for screening of compound libraries to discover novel drug therapies.

•	One cell line we have been developing is NSI-532.IGF for Alzheimer’s Disease (AD). This cell line is a fetal cortex-derived neural stem cell line genetically engineered to overexpress human insulin-like growth factor 1 (IGF-1), which is known for its neurogenic and neuroprotective properties. This work is being conducted at the laboratory of Dr. Feldman at the University of Michigan to obtain proof-of-principle data for NSI-566 in slowing/reversing neurodegeneration in animal models of AD. Based on this work, on October 25, the company announced publication of a manuscript in Scientific Reports showing that transplantation of NSI-532.IGF1 mitigates disease pathology and improves cognition in a mouse model of Alzheimer’s Disease.

Our preclinical research on NSI-189 is focused on identifying its mechanism of action and investigating its potential utility as a neuroregenerative drug that can prevent or reverse various types of central and peripheral nerve degeneration and that may have cognitive benefit in diseases that impact memory and cognition. Recent preclinical data support the potential benefits of NSI-189 in other indications beyond MDD.

.

•	Since 2016, we have been collaborating with the laboratory of Dr. Baudry at Western University of Health Sciences, California, and others to obtain proof-of-principle data for NSI-189 in reversing cognitive and neurological deficits in animal models of Angelman Syndrome, an inherited rare disease with known genetic defect that results in mental developmental arrest in early childhood.

•	On July 23, 2018 the company announced that oral administration of NSI-189 in a mouse model of Alzheimer’s Disease leads to a significant amelioration and/or improvement in cognition measures. The study was carried out by Dr. Corinne Jolivalt’s laboratory at the University of California, San Diego, and involved the oral administration of NSI-189 to mice harboring gene changes that recreate symptoms of familial Alzheimer’s disease. Treatment with NSI-189 significantly improved learning ability as well as retention as measured by a simple task (Barnes maze) and improved performance on a test of short-term memory (Novel Object Recognition).

•	Under a Phase 2 SBIR grant from NIH/NINDS, we are collaborating with the laboratory of Drs. Calcutt and Jolivalt at UCSD to obtain the proof-of-principle data for NSI-189 in preventing/reversing peripheral/central neuropathy due to diabetes in animal models.

•	Therapeutic potential of NSI-189 on cognition has also been tested in an animal model of radiation-induced brain injury and subsequent cognitive impairment. This study was conducted at the laboratory of Dr. Limoli at University of California Irvine. The data, published in the journal Radiation Research, demonstrate that NSI-189 mitigates the cognitive damage done by cranial radiotherapy to rats.

Orphan Designation

On August 9, 2018, NSI-189 received from FDA the orphan designation for treatment of Angelman Syndrome. Angelman Syndrome (AS) is a rare congenital genetic disorder caused by a lack of function in the UBE3A gene on the maternal 15th chromosome. It affects approximately one in 15,000 people - about 500,000 individuals globally. Symptoms of AS include developmental delay, lack of speech, seizures, and walking and balance disorders. Patients with AS may never walk or speak and require life-long care. Life expectancy is normal which places a significant burden on patients and caregivers. There are currently no FDA-approved therapies for the treatment of Angelman syndrome.

Our Technologies

Stem Cells

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

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell-based screening capability, we have discovered and patented a series of small molecule compounds. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis and neurogenesis in the human hippocampus thereby providing therapeutic benefits in indications such as MDD and may also provide clinical benefit in indications such as Angelman Syndrome, Diabetic Neuropathy, Cognition, Stroke and Radiation Induced Cognitive Deficit.

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

Operating Strategy

We generally employ an outsourcing strategy where we outsource our preclinical and clinical development activities to contract research organizations and academic partners. Manufacturing of our small molecule portfolio is also outsourced to organizations with approved facilities and manufacturing practices. Manufacturing of our stem cells is proprietary, and we operate a closed, in-house system to ensure the protection of all critical know-how associated with the technology. All non-critical corporate functions are outsourced as well. This model allows us to better manage cash on hand and minimize non-vital expenditures. It also allows for us to operate with relatively fewer employees and lower fixed costs than that required by other companies conducting similar business.

Employees

As of October 31, 2018, we had five (5) full-time employees. Of these full-time employees, four (4) work on research and development and clinical operations and one (1) works in administration. We also use the services of numerous outside consultants in business and scientific matters.

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

Long Lived Intangible Assets - Our long lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three- and nine- month periods ended September 30, 2018 and 2017, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

During each of the three months ended September 30, 2018 and 2017 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$897,098	$1,383,863	$(486,765)	(35%)
General and administrative expenses	1,188,076	1,206,510	(18,434)	(2%)
Total operating expenses	$2,085,174	$2,590,373	$(505,199)	(20%)

Research and Development Expenses

The decrease of approximately $487,000 or 35% in research and development expenses for the three months ended September 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $119,000 decrease in our personnel and facility expenses due to our ongoing corporate restructuring and cost reduction efforts a $77,000 decrease in clinical trial and related costs due to the completion of our NSI-189 Phase 2 clinical trial along with a $143,000 increase in reimbursements under our NIH grant and a $163,000 decrease in our non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $18,000 or 2% in general and administrative expenses for the three months ended September 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $164,000 decrease in payroll and related expenses coupled with a $32,000 decrease in non-cash share-based compensation expense partially offset by a $108,000 increase in tax and insurance expenses and a $70,000 increase in consulting and professional fees.

Other expense

Other income (expense), net totaled approximately $252,000 and $2,454,000 for the three months ended September 30, 2018 and 2017, respectively.

Other income, net in 2018 consisted primarily of approximately $236,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $18,000 of interest income.

Other income, net in 2017 consisted primarily of approximately $2,680,000 of non-cash gains related to the fair value adjustment of our derivative instruments partially offset by $243,000 of costs related to the issuance of liability classified warrants issued in conjunction with our August 2017 capital raise.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

During the nine months ended September 30, 2018, we recognized $250,000 of revenues related to milestone-based royalties related to a settlement of a prior patent infringement case. In addition, during each of the nine months ended September 30, 2018 and 2017 we recognized revenue of $7,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research and development expenses	$3,081,319	$6,871,028	$(3,789,709)	(55%)
General and administrative expenses	3,630,822	4,174,583	(543,761)	(13%)
Total operating expenses	$6,712,141	$11,045,611	$(4,333,470)	(39%)

Research and Development Expenses

The decrease of approximately $3,790,000 or 55% in research and development expenses for the nine months ended September 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $1,914,000 decrease in our personnel and facility expenses due to our ongoing corporate restructuring and cost reduction efforts, a $584,000 decrease in clinical trial and related costs due to the completion of our NSI-189 Phase 2 clinical trial, a $318,000 increase in reimbursements under our NIH grant and a $883,000 decrease in our non-cash share-based compensation expense.

General and Administrative Expenses

The decrease of approximately $544,000 or 13% in general and administrative expenses for the nine months ended September 30, 2018 compared to the comparable period of 2017 was primarily attributable to a $720,000 decrease in payroll and related expenses coupled with a $50,000 decrease in non-cash share-based compensation expense partially offset $198,000 increase in tax and insurance expenses and a $28,000 increase in consulting and professional service expenses.

Other expense

Other income (expense), net totaled approximately $1,850,000 and ($1,312,000) for the nine months ended September 30, 2018 and 2017, respectively.

Other income, net in 2018 consisted primarily of approximately $1,805,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $55,000 of interest income.

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

We had cash and cash equivalents of approximately $5.7 million at September 30, 2018. On October 29, 2018, we closed a registered direct offering with institutional investors pursuant to which we received gross proceeds of $2.1 million.

Based on our expected operating cash requirements, we anticipate our average monthly cash burn rate will decrease and our current cash and investments on hand will be sufficient to fund our operations, into the second quarter of 2019. As explained in Note 1 to our financial statements there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2018 compared to 2017

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$	%

Net cash used in operating activities	$(6,034,389)	$(11,130,092)	$5,095,703	46%
Net cash (used in) provided by investing activities	$5,000,000	$(93,638)	$5,093,638	5,440%
Net cash used in financing activities	$101,761	$5,093,886	$(4,992,125)	98%

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $5,096,000 was due to a decrease in our operating loss adjusted for certain non-cash items, including share-based compensation and change in the fair value of liability classified warrants along with a decrease in payments of accounts payable and accrued expenses and receipt of payments related to a milestone-based revenue and reimbursement under our SBIR grants.

Cash used in operating activities for the nine months ended September 30, 2018, of approximately $6,034,000 reflects our $4,604,000 loss for the period adjusted for certain non-cash items including: (i) $570,000 of share-based compensation (ii) ($1,805,000) related to the change in fair value of our liability classified warrants and (iii) $356,000 of net cash outflows related to changes in our operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

For the nine months ended September 30, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

For the nine months ended September 30, 2017 cash used in investing activities was comprised of costs related to our patent assets and fixed asset purchases.

Net Cash Used in by Financing Activities

For the nine months ended September 30, 2018, cash provided by financing activities consisted solely of proceeds net of principal payments on our short-term debt.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through October 31, 2018 we have sold approximately $12.6 million of securities under our shelf registration statement.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management has identified the following change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 9, 2018 our former President, Chief Executive Officer and Chief Financial Officer informed our board of directors that he intended to resign his position as director as well as his positions as President, Chief Executive Officer and Chief Financial Officer after a to be determined transitional period. His last day was July 31, 2018. Effective August 1, 2018, we appointed an interim Chief Executive Officer who is also serving as our interim principal accounting officer while we continue our search to determine who will fill the position(s) on a permanent basis.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at September 30, 2018 was approximately $5.7 million. Based on our current expected level of operating expenditures, as well as the net proceeds of approximately $1.9 million received in our October 2018 registered direct offering, we expect to be able to fund our operations into the second quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2019. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

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

We could become the subject to securities litigation.

Commencing in 2017, we have seen a dramatic decrease in the price of our common stock. Plaintiffs have often initiated securities class action litigation against a company following periods of significant decreases in the market price of the company’s securities. Although management is not aware of any threatened litigation, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The price of our common stock does not currently meet the NASDAQ minimum bid requirement for continued listing. If the price of our common stock remains at this level or declines, may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

Continued listing on NASDAQ generally requires that we meet certain listing requirements. We presently do not meet the NASDAQ minimum bid requirement of $1.00. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock currently meet NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will continue to meet the criteria for continued listing.

We cannot assure you that the price of common stock will regain compliance with NASDAQ’s minimum bid requirement of $1.00. If we are unable to regain compliance, NASDAQ may take steps to delist our common stock. A delisting would likely have a negative effect on the price of our common stock and would likely impair your ability to sell or purchase our common stock if and when you wish to do so. In the event of a delisting, we cannot assure you that any action we take to restore listing would be successful. Even if successful, we cannot assure you that any such action would stabilize the market price of our common stock, improve the liquidity of our common stock, or prevent our future non-compliance with NASDAQ listing requirements. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We have a history of losses.

Since inception in 1996 through September 30, 2018, we have accumulated losses totaling approximately $213.3 million. As of September 30, 2018, we had a working capital surplus of approximately $5.3 million and stockholders’ equity of approximately $4.5 million. Our net losses for the two most recent fiscal years have been approximately $15.7 million and $21.1 million for 2017 and 2016, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2018, we had cash, cash equivalents and short-term investments on hand of approximately $5.7 million. In October of 2018 we completed an offering of our securities which resulted in net proceeds of approximately $1.9 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have entered into an employment agreement with Dr. Johe. The agreement requires the payment of severance, in the event certain conditions are met, if Dr. Johe is terminated or resigns under certain conditions. These provisions will make the replacement of Dr. Johe very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval. By way of example, in October of 2018, we completed a registered direct offering of 3,000,000 shares of our common stock. Shortly thereafter, the market price or our common stock decreased substantially. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Future sales of our common stock could cause our stock price to fall.

In October of 2018 we completed a direct offering of 3,000,000 shares of our common stock or approximately 20% of our issued and outstanding shares. Transactions that result in a large amount of newly issued shares become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2018, we have issued and outstanding 15,205,060 shares of common stock and we have 10,103,509 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2018, we had 1,000,000 shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 274,809,697 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold from January 1, 2018 to October 31, 2018.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

In August 2018, as partial compensation for services, we issued to one of our consultants, stock purchase options to purchase 250,000 shares of common stock at an exercise price of $1.15 per share. The options are exercisable on the grant date and have a five-year term. 158,979 of the options are issued under our 2010 Equity Compensation Plan. The remaining 91,021 are not issued under the 2010 Equity Compensation Plan and consequently are considered unregistered securities.

In October 2018, we issued 3,000,000 common stock purchase warrants in conjunction with our registered direct public offering. Pursuant to the public and private offerings, we sold an aggregate of 3,000,000 shares of registered common stock and simultaneously issued the investors 3,000,000 common stock purchase warrants. The common stock was issued at a price of $0.70 per share and we received no additional consideration for the warrants. The unregistered warrants have an exercise price of $0.75 per share of common stock, will be exercisable commencing six months following the issuance date and will expire five and one-half years from issuance. As partial compensation for the offering, we also issued out placement agent warrants to purchase 180,000 shares of common stock. The warrants are identical to the ones issued the investors except that the: (i) term is five (5) years, and (ii) exercise price is $0.875 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith	Form		No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K		3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB		4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K		4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.04**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.05	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.06	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.07	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.08	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.09**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.10**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.11	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.12**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.13	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.14**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.15	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.16	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.17**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

10.18	Form of Securities Purchase Agreement with Investors from October 2018 Offering		8-K	10.01	001-33672	10/29/18

10.19	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018		8-K	10.02	001-33672	10/29/18

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: November 14, 2018	/s/ Jim Scully
Chief Executive Officer

/s/ Jim Scully
Chief Financial Officer
(Principal Accounting Officer)

