Form 10-K
period 2018-12-31
Neuralstem, Inc.
filed 2019-03-22
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $14,056,602.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2019 was 18,205,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

NEURALSTEM, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, future research and development expenses, anticipated cash expenditures, regulatory applications and approvals, and third-party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.” These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those described in the forward-looking statements These Forward-looking statements by their nature address matters that are uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to conduct and obtain successful results from our clinical trials, our ability to retain management and operate our business, our ability to commercialize our technology, our ability to obtain regulatory approval for our product candidates, our ability to contract with third parties to adequately test and manufacture our proposed products, our ability to protect our intellectual property rights and our ability to obtain additional financing to continue development efforts. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2018), unless another date is specified.

ITEM 1.	BUSINESS

Overview

We are primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration (“FDA”), and its international counterparts, to market and commercialize such therapies. Recently, we have also began an in-licensing and acquisition initiative in which we are evaluating novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the ultimate goal of developing such technologies for commercialization.

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

To date, our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program.

We believe that we have developed and maintain a strong portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license approximately 10 U.S. issued and pending patents and approximately 55 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own approximately 15 U.S. issued and pending patents and approximately 75 foreign issued and pending patents related to our small molecule compounds.

We believe our technology, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

Recent Highlights

•	On January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. Dr. Carter assumed the role of Principal Executive and Accounting Officer as well as a member and Chairman of our board of directors.

•	On October 25, 2018, the company announced publication of a manuscript in Scientific Reports showing that transplantation of NSI-532.IGF1 mitigates disease pathology and improves cognition in a mouse model of Alzheimer’s Disease.

•	On August 9, 2018, NSI-189 received from FDA the orphan designation for treatment of Angelman Syndrome.

Clinical Programs

We have devoted substantially all of our efforts and financial resources to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs, their intended indication and current stage of development:

NSI - 566 (Stem Cells)

The human central nervous system (CNS) has limited capacity for regeneration following injury or the onset of disease. Traditional therapies have mainly focused on minimizing the progression or symptoms of CNS disease or injury, but have not been effective at repairing the underlying cause of such disease. The goal of our cell therapy initiatives is the regeneration of neural function which has been lost to disease or injury. We believe that neuroprotection, neuroregeneration, and/or bridging of damaged neural circuitry may be accomplished by implantation of NSI-566 at the injury site.

Our proprietary technology enables the isolation and large-scale expansion of regionally specific neural stem cells from all areas of the developing human brain and spinal cord and enables the generation of commercially useful quantities of highly characterized allogeneic human neural stem cells that can be transplanted into patients to mitigate the consequences of CNS diseases or injury. We have developed and optimized processes that allow us to manufacture these cells under Good Manufacturing Practices or cGMP compliant conditions as required by the FDA for use in clinical trials and have generated cell banks which we believe are sufficient to provide material to meet all our requirements through to completion of Phase 3 studies. We have exclusive licenses for the manufacturing and use of the surgical platform and cannula that enable administration of the cells to the spinal cord for treatment. Based on our preclinical data we believe that our human neural stem cells will differentiate into neurons and glia after grafting into the patient and will provide neuroprotection and stimulate neuroregeneration.

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), stroke, and spinal cord injury (“SCI”). To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS and a Phase1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke. Each of these studies are currently in their long-term follow-up stage. In August 2018, we initiated a non-GCP compliant randomized, double-blind, sham-surgery controlled Phase 2 trial for the treatment of ischemic stroke. We are also conducting a Phase 1 open label study to evaluate the safety of implanting NSI-566 in subjects with chronic SCI.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2016 the Centers for Disease Control and Prevention estimated that between 14,000 and 15,000 Americans have ALS. In ALS, nerve cells (motor neurons) waste away or die, and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We received orphan designation by the FDA for NSI-566 in ALS.

Motor Deficits Due to Ischemic Stroke

Ischemic stroke, the most common type of stroke, occurs as a result of an obstruction within a vessel supplying blood to the brain. In the US, approximately 1.8 million people live with paralysis due to stroke. Post-stroke motor deficits include paralysis in arms and legs and speech impairment and can be permanent. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by both creating new circuitry in the area of injury and through repairing and or nurturing diseased cells to improve function in patients.

Chronic Spinal Cord Injury

Spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease, although in some cases it can be the result of diseases. It is estimated that there are 17,000 new cases of SCI per year and that at any given time, there are estimated to be 288,000 people in the United States that are living with SCI. Chronic spinal cord injury (cSCI) refers to the time after the initial hospitalization. SCIs may be caused by trauma to the spinal cord resulting from motor vehicle accidents, falls, and penetrating injuries such as stab or gunshot wounds. We believe that NSI-566 may provide an effective treatment for cSCI by “bridging the gap” in the spinal cord circuitry created following traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

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

We have completed all of the transplantations and the observation period of 24 months after the last surgery. The Phase 2 ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose. In June 2017, 24-month Phase 2 and combined Phase 1 and Phase 2 data from our ALS trials were presented at the International Society for Stem Cell Research (ISSCR) Annual Meeting, Approaches to Treating ALS, Boston, Massachusetts, by principal investigator Eva Feldman, MD, PhD, Russell N. DeJong Professor of Neurology and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations.

To date, substantially all of the clinical costs of our ALS studies have been funded by grants.

Ischemic Stroke

In 2013 we commenced an open label, non-GCP compliant, Phase I safety and dose escalation study to test transplantation of NSI-566 in human subjects for the treatment of motor deficits due to ischemic stroke. The trial was conducted at BaYi Brain Hospital in Beijing, China and sponsored by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China. This study was intended to evaluate the safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose. We completed dosing the final cohort in March 2016, for a total of nine subjects. Subjects were monitored through a 24-month observational follow-up period. Delivery of NSI-566 cells in this population appeared to be safe and well tolerated at all doses.

In June 2018, we presented an abstract at the annual International Society of Stem Cell Research (ISSCR). In the study, 3 cohorts (n=3/cohort) were transplanted with ascending doses of NSI-566, which involved a one-time stereotactic, intracerebral injection of 1.2×107, 2.4×107, or 7.2×107 cells. Immunosuppression therapy with tacrolimus was maintained for 28 days At the 12-Month Visit, compared to Baseline, the mean Fugl-Meyer Motor Score (FMMS, total score of 100) showed 15.6 points of improvement (p=0.0078), the mean Modified Ranking Score (MRS) 0.8 points of improvement (p=0.031), and the mean NIH Stroke Scale (NIHSS) 3.2 points of improvement (p=0.016). The stem cell treatment appears well tolerated at all doses. There were no deaths or serious adverse events related to the treatment.

In August 2018, we initiated a non-GCP compliant Phase 2 trial which is a randomized, double-blind, sham-surgery controlled study. Up to 24 eligible patients will be assigned either to receive NSI-566 stem cells (72 million cells) or sham-surgery at 1:1 ratio. All operations are being conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital.

Chronic Spinal Cord Injury

In 2013, we received authorization from the FDA to commence a Phase 1 clinical trial to treat chronic spinal cord injury. The trial, which is taking place at The University of California, San Diego or UCSD, commenced in 2014 and the first subject was treated in October 2014. The study enrolled four AIS A classification thoracic spinal cord injury subjects (motor and sensory complete), one to two years’ post-injury at the time of stem cell treatment. In January of 2016 we reported six-month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events.

In June 2018, the study investigators published the results of the first cohort in the journal Cell Stem Cell. The results support the potential of transplanted NSI-566 to benefit patients with cSCI. At 18 months to 27 months after surgery, the analysis of motor and sensory function and electrophysiology showed changes in three of the four patients after NSI-566 transplantation. There was no evidence of serious adverse events, suggesting the procedure is well-tolerated.

Substantially all of the clinical costs of this study have been, and will continue to be, funded by grants arranged through UCSD.

Pre-Clinical Experience with NSI-566 and other candidates for our stem cell pipeline

Our preclinical studies with NSI-566 have served to provide the foundation for our ongoing clinical trials by demonstrating performance and efficacy of this cell line in animal models for ALS (Yan et al., 2006; Hefferan et al., 2011; Xu et al., 2006; Xu et al., 2009; Xu et al., 2011), spinal cord injury (Cizkova et al., 2007; Lu et al., 2012; van Gorp et al., 2013), and ischemic stroke (Tajiri et al., 2014), and demonstrated safety in large animals (Usvald et al., 2010; Raore et al., 2011). Additional studies involving NSI-566 or other proprietary cell lines are directed at identifying new therapeutic candidates.

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

Alzheimer’s disease (AD).

Neuralstem’s NSI532-IGF-1 is a proprietary line of cortical neural stem cells engineered to over-express insulin-like growth factor-1 (IGF-1), which has been shown to have wide-ranging neuroprotective properties. AD is a progressive neurodegenerative disorder of the brain that leads to cognitive decline and memory loss which is the most common cause of dementia in older adults. Researchers at the University of Michigan evaluated the ability of the human neural stem cell line NSI-532.IGF1 to reverse the cognitive impact of neurodegeneration in a mouse model of AD (McGinley et al., 2016). Mice with NSI-532.IGF1 transplanted in the peri-hippocampus performed better on hippocampal-dependent behavioral tasks than untreated mice, demonstrating both enhanced learning cognitive processes and memory consolidation.

Multiple Sclerosis (MS) and demyelinating diseases.

In the case of MS and other demyelinating diseases, the myelin sheath that wraps and insulates axons in the central nervous system can become damaged, leading to inefficient transmission of signals along the nerves of the brain and spinal cord. This loss of conductivity may lead to profound symptoms, including loss of vision, sensation, and muscle strength, Myelin is generated in the CNS by a neural cell type called oligodendrocytes. The Company has developed a human neural stem cell line, NSI-777, that gives rise to large quantities of these myelin-generating cells after grafting in animals. In collaboration with researchers at Johns Hopkins University, we have shown that NSI-777 has high capacity for myelinating axons after grafting into animal models for demyelination. We will continue to pursue NSI-777 to further develop this candidate for potential use in treatment of human demyelinating diseases.

NSI-189 (Small Molecule Pharmaceutical Compound).

NSI-189, a new chemical entity with what we believe to work through a novel mechanism of action and stimulates neurogenesis of human hippocampus derived neural stem cells in vitro and neurogenesis in mouse hippocampus in vivo. Because studies have linked depression with impaired hippocampal neurogenesis, we believe that NSI-189 may provide an effective treatment for patients suffering from Major Depressive Disorder or MDD by promoting synaptogenesis or neurogenesis in the hippocampus.

Major Depressive Disorder (MDD)

Major depressive disorder (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. According to the World Health Organization, MDD is the leading cause of disability in the U.S. for persons age 15 to 44. In 2015, an estimated 16.1 million adults aged 18 or older in the United States had at least one major depressive episode in the prior year. This number represented 6.7% of all U.S. adults1. Treatment of MDD is characterized by a high level of patient turnover due to low efficacy and high side effects. It is estimated that 67% of patients will fail their first line therapy, 75% will then fail their second line prescription and 80% will then fail their third line prescription2. These factors combine to create a significant opportunity for a differentiated therapeutic agent, particularly one that may act through a novel mechanism of action.

__________________

1 https://www.nimh.nih.gov/health/statistics/prevalence/major-depression-among-adults.shtml. Accessed February 13, 2017.

2 Rush AJ, Fava M, et al; STAR#D Investigators Group.Sequenced Treatment Alternatives to Relieve Depression (STAR*D); rationale and design Control Clin Trials. 2004 Feb;25(1):119-42

Clinical Experience with NSI-189

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

The study was 80% powered to show an improvement in the primary endpoint, compared to placebo, with an assumed effect size of Cohen’s d=0.5 (p ≤ 0.05). Subjects eligible for the study had to be diagnosed with major depressive disorder, recurrent, as per Diagnostic and Statistical Manual of Mental Disorders V3, scoring 20 or greater on the MADRS, at screening and baseline and experiencing at least one eight-week MDD episode. The MADRS score was confirmed to be 20 or greater via remote SAFER interview by an independent rater prior to the baseline visit. After the 12-week trial period, eligible subjects were given the opportunity to enroll in a separate six-month observational study to assess the durability of effect defined as the time until the start of a new antidepressant treatment (ADT). Both the interventional and the observational studies were conducted under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital.

On July 25, 2017, we announced top-line results from the trial. The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS), compared to placebo. Both doses were well-tolerated with no serious adverse events reported.

On December 5, 2017, we presented an updated analysis – including reports on all secondary scales – from the Phase 2 study of NSI-189 in MDD at the 56th American College of Neuropsychopharmacology (ACNP) Annual Meeting. Three additional patient reported outcomes showed statistically significant improvements in depressive and cognitive symptoms: Symptoms of Depression Questionnaire (SDQ): 40mg, p=0.044, Cognitive and Physical Functioning Questionnaire (CPFQ): 40 mg; p = 0.035, and Quick Inventory of Depressive Symptomatology Scale (QIDS-SR): 40 mg; p = 0.040 (Stage 2). Thus, with all three patient reported outcome scales (SDQ, CPFQ, and QIDS-SR) NSI-189 reached statistical significance over placebo.

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

NSI-189 appeared to be safe and well tolerated with no serious adverse events. There were no clinically meaningful changes in body weight or BMI, or in sexual function inventory. The study results have been published (Papakostas GI, et al. (2019). Mol Psychiatry. 2019 Jan 9. doi: 10.1038/s41380-018-0334-8. [Epub ahead of print] PubMed PMID: 30626911).

Phase 1 Pharmacokinetics and Safety in Healthy Subjects

In February of 2011 we commenced a two-part Phase 1A clinical trial to evaluate the safety and pharmacokinetics of NSI-189 in healthy volunteers. No dose-limiting toxicity was observed during the study and no serious adverse events (AE) were noted. All AEs were considered mild in intensity and none were considered to have a reasonable causal relationship to study drug. NSI-189 was found to be safe and well tolerated at the tested doses.

In December of 2011, we received authorization from the FDA to commence a Phase 1B randomized, double-blind, placebo-controlled, multiple-dose escalation study to evaluate safety, tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) effects of NSI-189 in subjects4 with MDD. The primary outcome measure was to assess drug safety by number and severity of adverse events in drug versus the placebo group.

Trial data for the Phase 1A and 1B were presented in June 2014 at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP) and published in the journal Molecular Psychiatry (Fava et al., 20155). NSI-189 was well tolerated and there were no serious (grade 4 or 5) adverse events.

__________________

3 American Psychiatric Association. Diagnostic and Statistical Manual of Mental Disorders. 5th ed. Washington, DC: American Psychiatric Association; 2013.

4 https://www.clinicaltrials.gov/ct2/show/NCT01520649?term=neuralstem&rank=3

5 http://www.nature.com/articles/mp2015178

In summary, notwithstanding the results of our Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD, we still believe that NSI-189, may have a significant benefit on depressive and cognitive symptoms in patients with MDD and other related disorders.

Orphan Drug Designation for Angelman Syndrome

On August 9, 2018, NSI-189 received orphan designation for the treatment of Angelman syndrome. Angelman syndrome (AS) is a rare congenital genetic disorder caused by a lack of function in the UBE3A gene on the maternal 15th chromosome. It affects approximately one in 15,000 people - about 500,000 individuals globally. Symptoms of AS include developmental delay, lack of speech, seizures, and walking and balance disorders. Individuals with AS may never walk or speak and require life-long care, placing a significant burden on patients and caregivers. There are currently no FDA-approved therapies for the treatment of Angelman syndrome.

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

The discovery process for NSI-189 started with the initiation of a high content screen of 10,269 small molecules and led to the identification of 16 compounds that were capable of inducing neurogenesis, the birth of new neurons in hippocampal stem cells in culture. These 16 compounds were then tested for toxicity in vitro and in mice and were evaluated for their ability to induce neurogenesis in healthy adult mice after oral administration. Seven of the starting 16 compounds, representing three structural classes, were advanced as orally active neurogenic leads. Compounds were evaluated in three mouse models of depression and NSI-189 was advanced as the lead small molecule candidate due to its anti-depressant behavioral effect, and its ability to both induce hippocampal neurogenesis and increase hippocampal volume.

Our Technologies

Stem Cells.

Our stem cell-based technology has both therapeutic and screening characteristics.

From a therapeutic perspective, our stem cell-based technology enables the isolation and large-scale expansion of regionally specific, human neural stem cells from all areas of the developing human brain and spinal cord thus enabling the generation of physiologically relevant human neurons of all types. We believe that our stem cell technology will assist the body in producing a neurotrophic environment to support weakened/diseased cells and/or replacing malfunctioning or dead cells as a way to treat disease and injury. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. Our focus is to develop effective methods to protect, repair, and regenerate the damaged neural circuits with implantation of neural stem cells.

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

Intellectual Property

We have developed and maintain a portfolio of patents and patent applications that form the basis for our research and development efforts. We own or exclusively license approximately 10 issued and pending U.S. patents and approximately 55 issued and pending foreign patents related to our stem cell technologies for use in treating disease and injury. We own approximately 15 issued and pending U.S. patents and approximately 75 issued and pending foreign patents related to our small molecule compounds. Our issued patents have expiration dates ranging from 2019 through 2034.

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

In addition to patenting our technologies, we also rely on confidential and proprietary information and take active measures to control access to that information, including the use of confidentiality agreements with our employees, consultants and certain of our contractors.

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

In-licensing or Acquisition Strategy.

In addition to the development of our current product candidates, we have initiated an in-licensing or acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating early clinical or late preclinical stage opportunities in therapeutic areas that can benefit from our current product candidates or core expertise in drug development. Such in-licensing or acquisition opportunities may be in stem cell related technologies, CNS or in other therapeutic areas. We believe that this element of our corporate strategy could diversify some of the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLP standard, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
•	Submission of the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;
•	Manufacturing of investigational medicine under cGMP standard;
•	Performance of adequate and well-controlled human clinical trials according to GCPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a biological license application, or BLA, for any biologic or a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of the NDA, or licensure, of the BLA.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process.

•	Phase 1. The product is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•	Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of some, or all, clinical and commercial quantities of our products in accordance with cGMP and GTP regulations, as applicable. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP and other laws.

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

Employees

As of February 28, 2019, we had six full-time employees. We also use the services of numerous outside consultants in business and scientific matters.

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

Risks Relating to Our Stage of Development, Capital Structure and Listing of Our Securities

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from sales or services.  Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at December 31, 2018 was approximately $5.8 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

On June 9, 2018 our former President, Chief Executive Officer and Chief Financial Officer, Richard Daly informed our board of directors that he intended to resign his position as director as well as his positions as President, Chief Executive Officer and Chief Financial Officer after a to be determined transitional period. Mr. Daly’s last day was July 31, 2018. Effective August 1, 2018, we appointed Jim Scully as our interim Chief Executive Officer, president and principal accounting officer while we continued our search for a permanent candidate. Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter will be our Principal Executive and Accounting Officer. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

Our common stock does not currently meet the continued listing requirements for the Nasdaq Capital Market and accordingly is subject to delisting.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by May 28, 2019, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that our share price will comply with the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements. If our shares lose their status on the Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The liquidity of our common stock may be affected if we undertake a reverse stock split.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In the event the price of our common stock does not substantially appreciate to a price above $1.00, and remain at or above $1.00 for 10 consecutive business days, we may be required to undertake a reverse stock split. In the event we are required to undertake a reverse stock split to regain compliance, the liquidity of our common stock may be adversely affected given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

In the event we are required to undertake a reverse stock split, the market price of our common stock may decline.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock was been below $1.00 per share for 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. In the event the price of our common stock does not substantially appreciate to a price above $1.00, we may be required to undertake a reverse stock split. Historically, after a reverse stock split, the market price of a company’s shares declines.

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

We have a history of losses.

Since inception in 1996 through December 31, 2018, we have accumulated losses totaling approximately $214 million. As of December 31, 2018, we had a working capital surplus of approximately $5.5 million and stockholders’ equity of approximately $6.0 million. Our net losses for the two most recent fiscal years have been approximately $4.9 million and $15.7 million for 2018 and 2017, respectively. We have generated no significant revenue from the sales of our proposed products.

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

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2018, we had cash, cash equivalents and short-term investments on hand of approximately $5.8 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

On July 25, 2017, we announced that our Phase 2 study of NSI-189 in subjects with MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. Following these clinical results, we may not generate any future revenues from NSI-189 or its underlying intellectual property. Additionally, after similar results, other companies in our industry have found it more difficult to raise capital and when they have been able to raise capital, it has typically been on less favorable terms.

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

We have allocated the majority of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. We recognized revenue of approximately $10,000 in each of the years ended December 31, 2018 and 2017, related to the licensing of certain intellectual property to third parties. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Our stem cell therapy programs rely on experimental surgical devices and highly invasive experimental surgical procedures.

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

We have entered into employment agreements with Dr. Carter and Dr. Johe, our Executive Chairman and Chief Scientific Officer, respectively. The agreements may require the payment of severance in the event such individuals cease to be employed. These provisions make the replacement of these employees very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval. By way of example, in October of 2018, we completed a registered direct offering of 3,000,000 shares of our common stock and a simultaneous private placement of 3,000,000 common stock purchase warrants. Shortly thereafter, the market price or our common stock decreased substantially. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

In October of 2018, we completed a registered direct offering of 3,000,000 shares of our common stock or approximately 20% of our issued and outstanding shares, as well as a private placement of an equal number of common stock purchase warrants. Transactions that result in a large amount of newly issued shares that are readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of December 31, 2018, we had 2,982,709 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our October 2018 registered offering, the Price Protection Warrants all had their exercise prices adjusted to $0.57 per share. As of February 28, 2019, the most recent closing price of our common stock was $0.47. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

Our board of directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2018, we have issued and outstanding 18,205,060 shares of common stock and we have 14,653,704 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2018, we had 1,000,000 shares of preferred stock issued and outstanding which are convertible into 3,887,387 shares of our common stock. Accordingly, we are entitled to issue up to 267,141,236 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

If side effects are identified during the time our drug candidates are in development or after they are approved and on the market, we may choose or be required to perform lengthy additional clinical trials, discontinue development of the affected drug candidate, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

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

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,700 per month. Our prior lease expired on December 31, 2018. We are currently operating on a month-to-month lease as we negotiate an extension.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $12,000 and expires on August 31, 2019. In May 2017, we ceased-use of this property and in April 2018, we entered into an agreement for the sub-lease of the property.

We also lease a research facility in People’s Republic of China. This lease expires on March 31, 2019 with lease payments of approximately $3,800 per month. We intend to renew this lease upon its expiration.

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

Holders

As of February 28, 2019, our common stock was held by approximately 239 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of certain agreements to which we are a party.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2018.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price for Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2007 Stock Plan	58,584	$11.85	-
2010 Equity Compensation Plan	1,589,338	$10.60	-
Equity compensation plans not approved by security holders
Inducement Plan	800,000	$0.43	1,200,000
Total	2,447,922	$19.65	1,200,000

Equity Compensation Plans Not Approved by Security Holders

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Inducement Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of awards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 2,000,000 shares of common stock to new employees of the Company. As of December 31, 2018, 800,000 grants have been made pursuant to the Inducement Plan. The Inducement Plan is intended to qualify as an inducement plan under NASDAQ Listing Rule 5635(c)(4) and accordingly, the Company did not seek stockholders’ approval.

Recent Sales or Issuances of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•	In August 2018, as partial compensation for services, we issued to one of our consultants, stock purchase options to purchase 250,000 shares of common stock at an exercise price of $1.15 per share. The options are exercisable on the grant date and have a five-year term. 208,979 of the options are issued under our 2010 Equity Compensation Plan. The remaining 41,021 are not issued under the 2010 Equity Compensation Plan and consequently are considered unregistered securities.

•	In October 2018, we issued 3,000,000 common stock purchase warrants in conjunction with our registered direct public offering. Pursuant to the public and private offerings, we sold an aggregate of 3,000,000 shares of registered common stock and simultaneously issued the investors 3,000,000 common stock purchase warrants. The common stock was issued at a price of $0.70 per share and we received no additional consideration for the warrants. The unregistered warrants have an exercise price of $0.75 per share of common stock, will be exercisable commencing six months following the issuance date and will expire five and one-half years from issuance. As partial compensation for the offering, we also issued out placement agent warrants to purchase 180,000 shares of common stock. The warrants are identical to the ones issued the investors except that the: (i) term is five (5) years, and (ii) exercise price is $0.875 per share.

•	In December 2018, as an inducement to Dr. Carter’s employment, we granted an Inducement Option to purchase 800,000 shares of common stock at an exercise priced of $0.425 per share. The Inducement Option has a term of ten years, and vests as follows: 200,000 on the January 1, 2019 employment start date, 200,000 over the two-year period from the employment start date and 400,000 based on the achievement of certain performance-based milestones. The Inducement Option also provides that if within 12 months following the employment start date, the Company enters into a transaction to sell securities in a capital raising effort Mr. Carter will be awarded additional options based on his percentage ownership prior to such transaction. Note that the Company has determined that there is no accounting grant date for this award until the beginning of employment or January 1, 2019. Consequently, this grant is not accounted for until such time.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2019.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2018 to the comparable period of 2017.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our technology platform to date has produced four lead assets, two in clinical development and two in preclinical development: our NSI-566 stem cell therapy program (clinical stage), NSI-189 small molecule program (clinical stage) and NSI-532 and NSI-577, both of which are second-generation stem cell therapy programs (preclinical stage).

We have developed a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license approximately 15 U.S. issued and pending patents and approximately 70 foreign issued and pending patents related to our stem cell technologies for use in treating disease and injury. We own approximately 15 U.S. issued and pending patents and approximately 75 foreign issued and pending patents related to our small molecule compounds.

We believe our technology, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a several nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

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

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. In June 2018, we were awarded a Department of Defense grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 will be paid over a six-month period. The proceeds from the awards are recorded as a reduction of our gross research and development expenses, based on the terms and conditions of the grants..

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2018 and 2017, no significant impairment losses were recognized.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2018 and 2017

Revenue

During each of the years ended December 31, 2018 and 2017, we recognized $250,000 of milestone-based royalties related to a settlement of a prior patent infringement case. In addition, during each of the years ended December 31, 2018 and 2017, we recognized revenue of $10,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for 2018 and 2017 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Operating Expenses
Research & development costs	$3,960,191	$8,096,095	$(4,135,904)	(51)%
General & administrative expenses	4,559,265	5,471,010	(911,745)	(17)%
Total expense	$8,519,456	$13,567,105	$(5,047,649)	(37)%

Research and Development Expenses

The decrease of approximately $4,136,000 or 51% in research and development expenses was primarily attributable to (i) a $1,580,000 decrease in costs related to our completed NS-189 Phase 2 clinical trial, (ii) a $982,000 decrease in our personnel, facility and other expenses due to our ongoing corporate restructuring and cost reduction efforts (iii) a $958,000 decrease in non-cash share-based compensation expense and (iv) a $497,000 increase in reimbursements under our research grants.

General and Administrative Expenses

The decrease of approximately $912,000 or 17% in general and administrative expenses was primarily attributable to (i) a $1,064,000 decrease in personnel, facility and related expenses due to our ongoing corporate restructuring and cost reduction efforts and (ii) a $178,000 decrease in our non-cash share-based compensation expense partially offset by (iii) a $247,000 increase in tax and insurance expenses and (iv) a $84,000 increase in outsourced consulting and professional services expenses.

Other income (expense)

Other income (expense), net totaled approximately $3,335,000 and ($2,359,000) for the years ended December 31, 2018 and 2017, respectively. Other income, net in 2018 consisted of approximately $3,269,000 of non-cash gains related to the change in the fair value of our liability classified stock purchase warrants and $79,000 of interest income.

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

We had cash, cash equivalents and short-term investments balances of approximately $5.8 million as at December 31, 2018. On October 29, 2018, we closed a registered direct offering with institutional investors pursuant to which we received gross proceeds of $2.1 million.

Based on our expected operating cash requirements, we anticipate our average monthly cash burn rate will decrease and our current cash and investments on hand will be sufficient to fund our operations, into the third quarter of 2019. As explained in the notes to our financial statements and in the report of our independent registered public accounting firm for the year ended December 31, 2018 there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2018 compared to 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$	%

Cash and cash equivalents	$5,787,110	$6,674,940	$(887,830)	(13)%
Short term investments	-	5,000,000	(5,000,000)	(100)%
Total cash and short term investments	$5,787,110	$11,674,940	$(5,887,830)	(50)%

Net cash used in operating activities	$(7,692,419)	$(13,416,162)	$5,723,743	(43)%
Net cash provided by (used in) investing	$4,998,286	$(94,046)	$5,092,332	(5,415)%
Net cash provided by financing activities	$1,814,233	$4,990,778	$(3,176,545)	(64)%

The decrease in the balance of our cash and short-term investments of approximately $5.9 million was primarily due to our $8.3 million net operating loss partially offset by our $1.8, net received from our equity raise and $0.6 million of non-cash share-based compensation.

Net Cash Used in Operating Activities

The decrease in our cash used in operating activities of approximately $5,724,000 was primarily due to a decrease in our operating loss adjusted for certain noncash items, including share-based compensation and change in the fair value of liability classified warrants along with a decrease in payments of accounts payable and accrued expenses and receipt of payments related to a milestone-based revenue and reimbursement under our grants.

Cash used in operating activities for the year ended December 31, 2018, of approximately $7,692,000 reflects our $4,925,000 loss for the period adjusted for certain non-cash items including: (i) $634,000 of share-based compensation (ii) ($3,269,000) related to the change in fair value of our liability classified warrants, (iii) ($337,000) of net cash outflows related to changes in our operating assets and liabilities and (iv) $186,000 adjustment for amortization and depreciation.

Net Cash Used in Investing Activities

For the year ended December 31, 2018 cash provided by investing activities was comprised primarily of proceeds from the maturity of our short-term investments.

For the year ended December 31, 2017 cash used in investing activities was comprised of costs related to our patent assets and fixed asset purchases.

Net Cash Provided by Financing Activities

For the year ended December 31, 2017, cash provided by financing activities consisted primarily of approximately $1,828,000 of net proceeds from our October financing transaction.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through February 28, 2019, we have sold approximately $12.6 million of securities under our shelf registration statement. Accordingly, we can offer and sell an additional $87.4 million of securities under our shelf registration statement, subject to any limitations imposed by Instruction I.B.6 of Form S-3.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Neuralstem, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neuralstem, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Baltimore, Maryland

March 22, 2019

Neuralstem, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,787,110	$6,674,940
Short-term investments	-	5,000,000
Trade and other receivables	294,057	312,802
Current portion of related party receivable, net of discount	63,938	58,784
Prepaid expenses	363,288	402,273
Total current assets	6,508,393	12,448,799

Property and equipment, net	90,311	172,886
Patents, net	763,543	883,462
Related party receivable, net of discount and current portion	298,238	365,456
Other assets	23,965	13,853
Total assets	$7,684,450	$13,884,456

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$832,564	$875,065
Accrued bonuses	-	418,625
Other current liabilities	218,602	220,879
Total current liabilities	1,051,166	1,514,569

Warrant liabilities, at fair value	583,734	3,852,882
Other long term liabilities	-	1,876
Total liabilities	1,634,900	5,369,327

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding in both 2018 and 2017	10,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 18,205,060 and 15,160,014 shares issued and outstanding in 2018 and 2017, respectively	182,051	151,600
Additional paid-in capital	219,481,805	217,050,174
Accumulated other comprehensive income (loss)	(413)	2,631
Accumulated deficit	(213,623,893)	(208,699,276)
Total stockholders' equity	6,049,550	8,515,129
Total liabilities and stockholders' equity	$7,684,450	$13,884,456

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2018	2017

Revenues	$260,000	$260,000

Operating expenses:
Research and development costs	3,960,191	8,096,095
General and administrative expenses	4,559,265	5,471,010
Total operating expenses	8,519,456	13,567,105
Operating loss	(8,259,456)	(13,307,105)

Other income (expense):
Interest income	78,780	70,269
Interest expense	(7,698)	(159,066)
Gain (loss) from change in fair value of liability classified warrants	3,269,148	(1,470,174)
Fees related to issuance of liability classified warrants and other expenses	(5,391)	(799,907)
Total other income (expense)	3,334,839	(2,358,878)

Net loss	$(4,924,617)	$(15,665,983)

Net loss per common share - basic and diluted	$(0.32)	$(1.20)

Weighted average common shares outstanding - basic and diluted	15,156,925	13,064,422

Comprehensive loss:
Net loss	$(4,924,617)	$(15,665,983)
Foreign currency translation adjustment	(3,044)	(1,274)
Comprehensive loss	$(4,927,661)	$(15,667,257)

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2017	1,000,000	$10,000	11,032,858	$110,329	$204,239,837	$3,905	$(193,033,293)	$11,330,778
Share rounding adjustment relating to 1:13 reverse stock split	-	-	6,537	65	(65)	-	-	-
Share based payments	-	-	-	-	1,769,964	-	-	1,769,964
Issuance of common stock and inducement warrants for warrant exercises	-	-	1,013,464	10,134	7,801,843	-	-	7,811,977
Issuance of common stock for RSU exercises	-	-	4,939	49	(49)	-	-	-
Issuance of common stock and warrants from capital raises, net	-	-	3,022,387	30,224	3,239,443	-	-	3,269,667
Issuance of restricted stock awards	-	-	79,829	799	(799)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(1,274)	-	(1,274)
Net loss	-	-	-	-	-	-	(15,665,983)	(15,665,983)
Balance at December 31, 2017	1,000,000	10,000	15,160,014	151,600	217,050,174	2,631	(208,699,276)	8,515,129
Share based payments	-	-	-	-	634,082	-	-	634,082
Issuance of common stock and warrants from capital raises, net	-	-	3,000,000	30,000	1,798,000	-	-	1,828,000
Issuance of restricted stock awards			45,046	451	(451)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(3,044)	-	(3,044)
Net loss	-	-	-	-	-	-	(4,924,617)	(4,924,617)
Balance at December 31, 2018	1,000,000	$10,000	18,205,060	$182,051	$219,481,805	$(413)	$(213,623,893)	$6,049,550

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,924,617)	$(15,665,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	185,803	289,208
Share based compensation expenses	634,082	1,769,964
Amortization of deferred financing fees and debt discount	-	59,781
Change in fair value of liability classified warrants	(3,269,148)	1,470,174
Warrant inducement expense	-	563,744
Expenses related to issuance of liability classified warrants	-	242,676
Loss on disposal of fixed assets and patent abandonment	18,342	8,128

Changes in operating assets and liabilities:
Trade and other receivables	18,745	(302,311)
Related party receivable	62,064	53,081
Prepaid expenses	32,303	297,298
Other assets	(3,991)	1,855
Accounts payable and accrued expenses	(36,991)	(1,522,917)
Accrued bonuses	(418,625)	(434,338)
Other current liabilities	11,490	(230,189)
Other long term liabilities	(1,876)	(16,333)
Net cash used in operating activities	(7,692,419)	(13,416,162)

Cash flows from investing activities:
Purchases of short-term investments	-	(5,000,000)
Maturity of short-term investments	5,000,000	5,000,000
Patent costs	-	(82,645)
Purchase of property and equipment	(1,714)	(11,401)
Net cash provided by (used in) investing activities	4,998,286	(94,046)

Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercised, net of issuance costs	-	3,225,176
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	1,828,000	5,510,840
Payments of long-term debt	-	(3,765,568)
Proceeds from short term notes payable	349,578	346,863
Payments of short term notes payable	(363,345)	(326,533)
Net cash provided by financing activities	1,814,233	4,990,778
Effects of exchange rates on cash	(7,930)	(579)
Net decrease in cash and cash equivalents	(887,830)	(8,520,009)

Cash and cash equivalents, beginning of year	6,674,940	15,194,949

Cash and cash equivalents, end of year	$5,787,110	$6,674,940

See accompanying notes to consolidated financial statements.

Neuralstem, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2018	2017

Supplemental cash flow information:
Cash paid for interest	$7,698	$118,257

See accompanying notes to consolidated financial statements.

NEURALSTEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business and Financial Condition

Nature of business

Neuralstem, Inc. and its subsidiary are referred to as “Neuralstem,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in the People’s Republic of China are consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at December 31, 2018, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the third quarter of 2019. Accordingly, we will require additional capital to further develop our product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have any commitments for future funding from any source.

We have spent and will continue to spend substantial funds in the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”) and its international equivalents regulatory agencies, to market and sell our products. We have also begun spending funds on the evaluation and new assets and technologies with the goal of acquisition and development. No assurance can be given that (i) the FDA or any other regulatory agency will grant approval for us to market and sell our product candidates, (ii) if regulatory approval is granted, that we will ever be able to sell our proposed products or be profitable, or (iii) that we will be able to identify and acquire and/or in-license promising new assets or technologies.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the years ended December 31, 2018 and 2017, we recorded approximately $538,000 and $41,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2018 and 2017. A total of approximately 12.6 and 10.2 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2018 and 2017, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the years ended December 31, 2018 or 2017.

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

Corporate tax rate changes resulting from the impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) are reflected in deferred tax assets and liabilities at both December 31, 2018 and 2017.

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

Unadopted Guidance

In February 2016, the FASB issued ASU, No. 2016-02, Leases. This ASU consists of a comprehensive lease accounting standard. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets. The Company expects to make a policy election whereby it will not recognize a lease liability or right of use asset for our short-term leases and that it will combine lease and non-lease elements of leases. Based on our current lease portfolio, we expect the adoption of the guidance will result in recording a right of use asset of approximately $50,000 and a lease liability of approximately $75,000 on our consolidated balance sheet.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of ASC 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance provides for the following changes: (1) awards to nonemployees will be measured at the grant date fair value of equity instruments that the entity is obligated to issue, (2) performance-based awards to nonemployees will be measured based on the probability of the performance condition being met and (3) eliminating the need to reassess the classification (equity or liability) of awards to nonemployees upon vesting. The guidance is effective for fiscal years beginning after December 15, 2018. We expect the adoption of this guidance will change the way we measure awards to nonemployees. We have not yet determined the specific impacts of this guidance upon adoption.

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

At December 31, 2018 and December 31, 2017, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 capital raises (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$3,852,882	$3,852,882
Balance at December 31, 2017	$-	$-	$3,852,882	$3,852,882

Liability classified stock purchase warrants	$-	$-	$583,734	$583,734
Balance at December 31, 2018	$-	$-	$583,734	$583,734

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2018:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2017	$3,852,882
Change in fair value - gain	(3,269,148)
Balance at December 31, 2018	$583,734

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

Note 4.  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. In addition, we have issued warrants to purchase common stock in conjunction with debt and equity offerings. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of December 31, 2018, we have approximately 10.8 million shares of common stock reserved for issuance upon the exercise of share-based awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2018	2017

Research and development costs	$133,334	$1,091,036
General and administrative expenses	500,748	678,928
Total	$634,082	$1,769,964

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2018 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2018	1,894,077	$19.76	4.7	$108,000
Granted	488,640	$1.13		$-
Exercised	-	-
Forfeited/Expired	(750,055)	$27.19
Outstanding at December 31, 2018	1,632,662	$10.78	5.1	$-

Exercisable at December 31, 2018	1,166,127	$14.59	4.4	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$1.00	-	$3.50	588,640	$1.15	7.3	$-
$3.51	-	$13.00	532,236	$9.76	4.3	-
$13.01	-	$26.00	343,782	$14.79	3.1	-
$26.01	-	$39.00	65,504	$30.85	2.5	-
$39.01	-	$56.00	102,500	$45.03	4.6	-
			1,632,662	$10.78	5.1	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Year Ended December 31,
	2018			2017
Annual dividend		-			-
Expected life (in years)	2.5	-	5.3	0.3	-	6.5
Risk free interest rate	2.5%	-	2.8%	0.80%	-	2.22%
Expected volatility	97%	-	113%	62.2%	-	98.0%

Options granted in the years ended December 31, 2018 and 2017 had weighted average grant date fair values of $0.47 and $1.34, respectively. The total fair value of the options vested during the years ended December 31, 2018 and 2017 was approximately $205,000 and $302,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2018 was approximately $179,000 to be recognized over approximately 1.9 years.

On December 12, 2018, the Company granted to its incoming Executive Chairman under the Inducement Award Stock Option Plan a stock option award to purchase 800,000 shares of common stock at a price of $0.425 per share. The award has a term of ten years and vests as follows: (i) 200,000 options vest on the employee start date, (ii) 200,000 vest over a two-year period and (iii) 400,000 vest based on the achievement of certain milestones. The Executive Chairman commenced employment on January 1, 2019 and the Company considers this to be the accounting grant date of the award. Consequently, the award is not included in any of the disclosures noted above.

RSUs

We have granted restricted stock units (RSU’s) that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSU’s and the holders’ ability to transfer the shares received upon exercise. The fair value of RSU’s granted is based upon the market price of the underlying common stock as if they were vested and issued on the date of grant.

A summary of our RSU activity for the year ended December 31, 2018 follows:

	Number of RSU's	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2018	11,235	$11.77
Granted	45,046	$1.11
Exercised and converted to common shares	-	$-
Forfeited	-	$-
Outstanding at December 31, 2018	56,281	$3.24

Exercisable at December 31, 2018	33,759	$4.66

The total intrinsic value of the outstanding RSU’s at December 31, 2018 was approximately $17,000. The total fair value of RSU’s vested during the years ended December 31, 2018 and 2017, was approximately $50,000 and $25,000, respectively. The total value of all RSU’s that were converted in the year ended December 31, 2017 was approximately $23,000. No RSU’s were converted in the year ended December 31, 2018.

Unrecognized compensation cost for unvested RSU’s outstanding at December 31, 2018 was approximately $25,000 to be recognized over approximately 0.5 years.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the year ended December 31, 2018 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2018	49,960	$3.00
Granted	45,046	$1.11
Vested	(72,483)	$2.41
Forfeited	-	$-
Outstanding at December 31, 2018	22,523	$1.11

The total intrinsic value of the outstanding restricted stock at December 31, 2018 was approximately $7,000. The total intrinsic value of all restricted stock vested in the year ended December 31, 2018 was approximately $84,000.

Unrecognized compensation cost for unvested restricted stock outstanding at December 31, 2018 was approximately $25,000 to be recognized over approximately 0.5 years.

Stock Purchase Warrants

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 1,746,173 and 2,250,000 common stock purchase warrants, respectively in conjunction with the offering of our securities. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At December 31, 2018, after giving effect to exercises, 2,982,709 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3). In conjunction with our October 2018 common stock and common stock purchase warrant offerings, the exercise price on these 2,982,709 outstanding common stock purchase warrants was adjusted pursuant to existing down-round anti-dilution features. The exercise prices decreased from $2.00 per share of common stock to $0.57 per share of common stock.

In October 2018, we issued 3,000,000 common stock purchase warrants to investors in conjunction with the registered direct offering of our common stock. We also issued an additional 180,000 common stock purchase warrants to our placement agent. (see below under “Preferred and Common Stock’). The investor and placement agent common stock purchase warrants have an exercise price of $0.75 and $0.875, respectively.

A summary of outstanding warrants at December 31, 2018 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$0.57	-	$0.875	6,162,709	May 2021 - August 2024
$1.11	-	$5.79	34,617	May 2021 - May 2023
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$22.10	-	$27.90	153,755	March 2019 - January 2021
$34.50	-	$39.20	236,556	October 2019 - October 2021
$47.30	-	$52.20	275,897	January 2019 - July 2019
			7,077,374

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions.

In October 2018, we closed a registered direct offering and concurrent private placement with institutional investors. In connection with the offering we issued an aggregate of 3,000,000 shares of common stock in the registered direct offering and 3,000,000 common stock purchase warrants in the private placement. We issued the shares in the registered offering at a price of $0.70 per share. We also issued each investor an accompanying warrant for each share purchased. We received gross proceeds of $2.1 million from this offering. The warrants have an exercise price of $0.75 per share of common stock, will be exercisable commencing with the six-month anniversary of the issuance date and will expire five and one-half years from issuance. The common stock issued in this offering was sold pursuant to our shelf registration statement that was declared effective by the SEC on June 23, 2017 (Registration No. 333-218608). In connection with the offering we also issued our placement agent 180,000 common stock purchase warrants. The placement agent warrants are substantially similar to the investor warrants except that they have an exercise price of $0.875 per share and a term of 5 years.

Note 5. Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2018	2017
Furniture and fixtures	$35,407	$35,407
Computers and office equipment	138,897	138,897
Lab equipment	818,267	820,507
	992,571	994,811
Less accumulated depreciation	(902,260)	(821,925)
Property and equipment, net	$90,311	$172,886

The above includes approximately $71,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2018 and 2017, was approximately $84,000 and $100,000, respectively

Note 6. Patents

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 9.3 years at December 31, 2018. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2018 and 2017, no significant impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31, 2018 and 2017:

	2018	2017
Patent asset	$2,006,443	$2,028,557
Accumulated amortization	(1,242,900)	(1,145,095)
Net intangibles	$763,543	$883,462

Amortization expense for the years ended December 31, 2018 and 2017 was approximately $102,000 and $189,000, respectively. The expected average future annual amortization expense over the next five years is approximately $80,000 based on current balances of our intangible assets.

Note 7.  Income Taxes

Our provision for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-

Deferred provision (benefit):
Federal	7,726	17,837,120
State	(2,749,386)	1,417,482
Foreign	-	-
Total deferred provision (benefit)	(2,741,660)	19,254,602
Valuation allowance	2,741,660	(19,254,602)
Consolidated income tax provision	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2018	2017
Federal statutory rate	(21.0%)	(34.0%)
State income taxes, net of Federal benefits	(5.0%)	(4.1%)
Rate changes	(66.3%)	155.0%
Change in fair value of liability classified warrants	(17.3%)	(3.6%)
Other, including non-deductible expenses	53.9%	9.6%
Valuation allowance	55.7%	(122.9%)
Total	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2018 and 2017 are:

	2018	2017
Net operating loss carryforwards	$42,580,533	$35,610,806
Stock based compensation expense	2,643,471	6,764,508
Tax credit carryforwards and other	1,005,255	1,112,286
Gross deferred tax assets	46,229,259	43,487,600

Valuation allowance	(46,229,259)	(43,487,600)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $156.0 million and $146.4 million at December 31, 2018 and 2017, respectively, which began expiring in 2018. The Company also has certain Federal tax credit carryforwards that will expire through 2036. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2015.

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

Note 8. Commitments and Contingencies

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,700 per month. Our prior lease expired on December 31, 2018. We are currently operating on a month-to-month lease as we negotiate an extension.

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $12,000 and expires on August 31, 2019. In May 2017, we ceased-use of this property and recognized a loss of approximately $92,000 representing the present value of the expected remaining net payments due under such lease and the costs to vacate the property. In April 2018, we entered into an agreement for the sub-lease of the property and recognized an additional loss of approximately $50,000 reflecting the present value of the revised expected remaining net payments due. Total minimum rentals to be received under the sub-lease are $87,000 at December 31, 2018.

We also lease a research facility in People’s Republic of China. This lease expires on March 31, 2019 with lease payments of approximately $3,800 per month.

Future minimum payments under all leases at December 31, 2018 are as follows:

Year	Amount
2019	115,000
2020	-
2021	-
2022	-
2023 and thereafter	-
Total minimum payments	$115,000

The Company recognized approximately $164,000 and $161,000, in rent expense for the years ended December 31, 2018 and 2017, respectively.

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business. We are currently not a party to any litigation or legal proceeding.

The Company is currently obligated under a written employment agreement with our Chief Scientific Officer (“CSO”). Pursuant to the terms of the agreement, our CSO receives annual salary of $500,000. The agreement also provides for the payment of severance in the event the CSO is terminated in certain circumstances and also provide for the acceleration of vesting with regard to outstanding equity awards.

Note 9. Related Party Receivable

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

The $658,000 non-interest-bearing receivable was recorded net of a $199,000 discount to reflect the net present value of the future cash payments.  The discount is being amortized through interest income using the effective interest method.  The principal amount of $458,000 remains outstanding at December 31, 2018 and is payable in $100,000 annual installments with a final payment due July 2022.

In March 2019, in conjunction with the employee’s termination, we entered into a consulting agreement and release of claims agreement with the employee.  As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive a portion of the receivable.

Note 10. Subsequent Events

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also the principal financial officer, concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s principal executive officer, who is also the principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter will be our Principal Executive and Financial Officer.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

2. Exhibits:

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08		8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013		10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12		8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12		8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012		S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013		8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013		8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel		10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering		8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013		10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014		8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018	*	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan		8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016		8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers	8-K	10.03	001-33672	12/12/18

14.01	Neuralstem Code of Ethics and Conduct	10-K	14.01	001-33672	4/2/2018

14.02	Neuralstem Financial Code of Professional Conduct adopted May 16, 2007	8-K	14.2	333-132923	6/6/07

21.02	Subsidiaries of Registrant		10-K	21.01	001-33672	3/10/14

23.01	Consent of Dixon, Hughes, Goodman LLP	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC

Dated: March 22, 2019	By:	/S/Kenneth Carter
Kenneth Carter, PhD Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth Carter Kenneth Carter	Executive Chairman (Principal Executive Officer and Financial Officer)	March 22, 2019

/s/ William Oldaker William Oldaker	Director	March 22, 2019

/s/ Binxian Wei Binxian Wei	Director	March 22, 2019

/s/ Cristina Csimma Cristina Csimma	Director	March 22, 2019

/s/ Scott V. Ogilvie Scott V. Ogilvie	Director	March 22, 2019

/s/ Sandford D. Smith Sandford D. Smith	Director	March 22, 2019

/s/ Stanley Westreich Stanley Westreich	Director	March 22, 2019

