Form 10-Q
period 2019-03-31
Neuralstem, Inc.
filed 2019-05-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of April 30, 2019, there were 20,013,437 shares of common stock, $.01 par value, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	CUR	Nasdaq Capital Market

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,005,089	$5,787,110
Trade and other receivables	237,782	294,057
Current portion of related party receivable, net of discount	-	63,938
Prepaid expenses	295,406	363,288
Total current assets	4,538,277	6,508,393

Property and equipment, net	75,668	90,311
Patents, net	738,404	763,543
Related party receivable, net of discount and current portion	-	298,238
Other assets	53,354	23,965
Total assets	$5,405,703	$7,684,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,083,143	$832,564
Other current liabilities	126,930	218,602
Total current liabilities	1,210,073	1,051,166

Warrant liabilities, at fair value	923,849	583,734
Total liabilities	2,133,922	1,634,900

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 1,000,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018	10,000	10,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 18,205,060 shares issued and outstanding at both March 31, 2019 and December 31, 2018.	182,051	182,051
Additional paid-in capital	219,819,771	219,481,805
Accumulated other comprehensive income	(2,156)	(413)
Accumulated deficit	(216,737,885)	(213,623,893)
Total stockholders' equity	3,271,781	6,049,550
Total liabilities and stockholders' equity	$5,405,703	$7,684,450

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2019	2018

Revenues	$2,500	$2,500

Operating expenses:
Research and development expenses	1,514,463	1,169,441
General and administrative expenses	944,602	1,182,054
Total operating expenses	2,459,065	2,351,495
Operating loss	(2,456,565)	(2,348,995)

Other income (expense):
Interest income	29,000	17,749
Interest expense	(2,017)	(1,920)
Change in fair value of derivative instruments	(340,115)	190,219
Other income (expense)	(344,295)	(4,021)
Total other income (expense)	(657,427)	202,027

Net loss	$(3,113,992)	$(2,146,968)

Net loss per share - basic and diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding - basic	18,216,421	15,116,937

Comprehensive loss:
Net loss	$(3,113,992)	$(2,146,968)
Foreign currency translation adjustment	(1,743)	115
Comprehensive loss	$(3,115,735)	$(2,146,853)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2018	1,000,000	$10,000	15,160,014	$151,600	$217,050,174	$2,631	$(208,699,276)	$8,515,129
Share based payments	-	-	-	-	238,835	-	-	238,835
Foreign currency translation adjustments	-	-	-	-	-	115	-	115
Net loss	-	-	-	-	-	-	(2,146,968)	(2,146,968)
Balance at March 31, 2018	1,000,000	$10,000	15,160,014	$151,600	$217,289,009	$2,746	$(210,846,244)	$6,607,111

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	18,205,060	$182,051	$219,481,805	$(413)	$(213,623,893)	$6,049,550
Share based payments	-	-	-	-	337,966	-	-	337,966
Foreign currency translation adjustments	-	-	-	-	-	(1,743)	-	(1,743)
Net loss	-	-	-	-	-	-	(3,113,992)	(3,113,992)
Balance at March 31, 2019	1,000,000	$10,000	18,205,060	$182,051	$219,819,771	$(2,156)	$(216,737,885)	$3,271,781

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,113,992)	$(2,146,968)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	39,821	67,374
Share-based compensation expense	337,966	238,835
Change in fair value of liability classified warrants	340,115	(190,219)

Changes in operating assets and liabilities:
Trade and other receivables	56,275	175,430
Related party receivable	362,176	89,937
Prepaid expenses	75,938	56,241
Other assets	19,125	(4,000)
Accounts payable and accrued expenses	244,319	293,119
Accrued bonuses	-	(418,625)
Other current liabilities	(27,648)	(7,369)
Other long term liabilities	-	(704)
Net cash used in operating activities	(1,665,905)	(1,846,949)

Cash flows from investing activities:
Maturity of short-term investments	-	5,000,000
Net cash provided by investing activities	-	5,000,000

Cash flows from financing activities:
Payments of short-term notes payable	(117,019)	(104,244)
Net cash used in financing activities	(117,019)	(104,244)
Effects of exchange rates on cash	903	501
Net (decrease) increase in cash and cash equivalents	(1,782,021)	3,049,308

Cash and cash equivalents, beginning of period	5,787,110	6,674,940

Cash and cash equivalents, end of period	$4,005,089	$9,724,248

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,017	$1,920

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at March 31, 2019, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

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

Note 2.  Significant Accounting Policies and Basis of Presentation

Basis of Presentation

In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The unaudited condensed consolidated balance sheet at December 31, 2018, has been derived from audited financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC, and as may be amended.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the three months ended March 31, 2019 and 2018, we recorded approximately $95,000 and $84,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three months ended March 31, 2019 and 2018. A total of approximately 13.5 and 9.5 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three months ended March 31, 2019 and 2018, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and stock purchase warrants is generally determined at the grant date using an option pricing model that uses Level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award is recognized as expense on a straight-line basis over the requisite service period or based on probability of vesting for performance-based awards.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three-month periods ended March 31, 2019 or 2018.

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

Leases

We determine if an arrangement is or contains a lease at its inception. We have made accounting policy elections whereby we (i) do not recognize right-of-use (“ROU”) assets or lease liabilities for our short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other noncurrent assets and operating lease liabilities are included in other current liabilities in our consolidated balance sheets. We do not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

We currently have one operating lease (for our San Diego facility) with an original term greater than 12-months. This lease terminates in August 2019 and provides for remaining minimum payments of approximately $49,600 as of March 31, 2019. We paid approximately $29,800 under this lease in the three months ended March 31, 2019. Because this lease does not provide an implicit interest rate, we used our estimated incremental borrowing rate of approximately 12.75% to calculate the present value of our remaining minimum lease payments upon adoption of the new lease guidance. Our ROU asset and lease liability at March 31, 2019, was approximately $33,900 and $48,100, respectively.

We also have two additional short-term leases for which we did not establish ROU assets or lease liabilities. We recognized total rent expense of approximately $47,300 and $47,100 in the quarters ended March 31, 2019 and 2018, respectively. Included in the 2019 expense is approximately $16,900 relating to our short-term leases

In addition, in April 2018, we entered into a sublease for our San Diego space. The sublease is coterminous with the head lease and provides for approximately $62,200 of remaining minimum payments. We recognized other income of approximately $24,200 from this sublease in the quarter ended March 31, 2019.

Significant New Accounting Pronouncements

Recently Adopted Guidance

In February 2016, the FASB issued ASU, No. 2016-02, Leases. This ASU consists of a comprehensive lease accounting standard. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance may be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019 as of the beginning of the period of adoption using the following practical expedients: we did not evaluate any expired leases, nor did we reassess the classification of any existing leases. The Company made an ongoing policy election whereby it will not recognize a lease liability or right of use asset for our short-term leases and that it will combine lease and non-lease elements of leases. The new guidance changes the way we account for our operating leases including recording the future benefits (“ROU assets”) of those leases and the related discounted minimum lease payments on our consolidated balance sheets. Upon adoption we recorded a right of use asset of approximately $53,000 and a lease liability of approximately $75,700 on our consolidated balance sheet.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of ASC 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance provides for the following changes: (1) awards to nonemployees will be measured at the grant date fair value of equity instruments that the entity is obligated to issue, (2) performance-based awards to nonemployees will be measured based on the probability of the performance condition being met and (3) eliminating the need to reassess the classification (equity or liability) of awards to nonemployees upon vesting. The guidance is effective for fiscal years beginning after December 15, 2018. We adopted this guidance effective January 1, 2019. The adoption resulted in our generally measuring awards to nonemployees using the grant date fair value. The adoption did not have a material impact to our financial statements.

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument’s – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU addresses the disclosure requirements for fair value measurements. The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software. This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. The Company is currently evaluating the impact, if any, that this guidance will have on the consolidated financial statements.

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

At March 31, 2019 and December 31, 2018, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$583,734	$583,734
Balance at December 31, 2018	$-	$-	$583,734	$583,734

Liability classified stock purchase warrants	$-	$-	$923,849	$923,849
Balance at March 31, 2019	$-	$-	$923,849	$923,849

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2019:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - loss	340,115
Balance at March 31, 2019	$923,849

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2019, we have approximately 10.9 million shares of common stock reserved for issuance upon the granting of awards under our equity incentive plans and the exercise of outstanding equity-linked instruments.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in the statements of operations are as follows:

	Three Months Ended March 31
	2019	2018

Research and development expenses	$200,337	$64,583
General and administrative expenses	137,629	174,252
Total	$337,966	$238,835

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2019 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2019	1,632,662	$10.78	5.1	$-
Granted	800,000	$0.43
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at March 31 2019	2,432,662	$7.37	6.4	$19,040

Exercisable at March 31, 2019	1,795,786	$9.78	5.3	$5,712

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.40	-	$0.50	800,000	$0.43	9.7	$19,040
$1.00	-	$3.50	588,640	$1.15	7.1	-
$3.51	-	$13.00	532,236	$9.76	4.1	-
$13.01	-	$26.00	343,782	$14.79	2.8	-
$26.01	-	$39.00	65,504	$30.85	2.2	-
$39.01	-	$56.00	102,500	$45.03	4.3	-
			2,432,662	$7.37	6.4	$19,040

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. The Company generally uses the “simplified method” to estimate expected life. Significant assumptions used in these models include:

	Three Months Ended March 31, 2019

Annual dividend		-
Expected life (in years)	5.4	-	5.5
Risk free interest rate	2.4%	-	2.5%
Expected volatility		97%

Options granted in the three months ended March 31, 2019, had a weighted average grant date fair value of $0.34 per share. There were no options granted in the three months ended March 31, 2018.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2019 was approximately $250,000 to be recognized over approximately 0.8 years.

In the three months ended March 31, 2019, the Company modified certain awards in conjunction with an employee’s termination. The modification provided for the accelerated vesting of all unvested awards and the extension of the post-employment exercise period. The modifications resulted in approximately $102,000 of additional research and development expenses in the three months ended March 31, 2019.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

No RSU’s were granted in either of the three months ended March 31, 2019 or 2018.

No RSUs vested in the three months ended March 31, 2019.

At March 31, 2019, we had 33,758 outstanding RSUs with a weighted average grant date fair value of $4.66 and a total intrinsic value of approximately $15,200. No RSUs were converted in the three months ended March 31, 2019. All outstanding RSU’s were fully vested at March 31, 2019.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

No restricted stock was granted in either of the three months ended March 31, 2019 or 2018.

Restricted stock vesting in the three months ending March 31, 2019, had a weighted average grant date fair value of $1.11 and a total intrinsic value of approximately $5,100.

At March 31, 2019, we had 11,262 shares of restricted stock outstanding with a weighted average grant date fair value of $1.11. Unrecognized compensation cost for unvested restricted stock awards at March 31, 2019 was approximately $12,500 to be recognized over approximately 0.25 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 1,746,173 and 2,250,000 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At March 31, 2019, after giving effect to exercises, 2,982,709 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

In the three months ended March 31, 2019, we granted 500,000 warrants to an outside third party as partial compensation for services. The warrants have an exercise price of $0.30, expire January 2024 and have a grant date fair value of $0.19 per warrant. The warrants vest 25% on grant and 75% on completion of initial services; the warrants were fully vested as of March 31, 2019. The warrants were valued using the Black-Scholes option pricing model with the following inputs: no annual dividend, expected life of 2.5 years, risk-free rate of 2.5% and expected volatility of 110%.

A summary of outstanding warrants at March 31, 2019 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$0.30	-	$0.875	6,662,709	May 2021 - August 2024
$1.11	-	$5.79	34,617	May 2021 - May 2023
$12.80	-	$12.90	39,296	January 2022
$16.20	-	$16.30	174,544	March 2020
$22.10	-	$27.90	44,233	December 2019 - January 2021
$34.50	-	$39.20	236,556	October 2019 - October 2021
$52.31			11,539	July 2019
			7,203,494

Preferred and Common Stock

We have outstanding 1,000,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 3,887,387 shares of the Company’s common stock subject to certain ownership restrictions. In April 2019, 465,191 Series A 4.5% Convertible Preferred Stock shares were converted into 1,808,377 shares of common stock in accordance with their terms.

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

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $13,000 and expires on August 31, 2019. In April 2018, we entered into an agreement for the sub-lease this property. Total minimum rentals to be received under the sub-lease are $62,200 at March 31, 2019.

We also lease a research facility in People’s Republic of China. This lease expires on September 30, 2019 with lease payments of approximately $3,800 per month.

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

In March 2019, in conjunction with the employee’s termination, we entered into a consulting agreement and release of claims agreement with the employee. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% of the outstanding receivable. At March 31, 2019, $229,000 remains outstanding and is due in payments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 7. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our: ability to conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our operations. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC, as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2019), unless another date is specified. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-month periods ended March 31, 2019 to the comparable period of 2018.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration (“FDA”), and its international counterparts, to market and commercialize such therapies. Recently, we have also began an in-licensing and acquisition strategy in which we are evaluating novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization.

Our patented technology platform has three core components:

•	Over 300 lines of human, regionally specific neural stem cells, some of which have the potential to be used to treat serious or life-threatening diseases through direct transplantation into the central nervous system;

•	Proprietary screening capability – our ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds against nervous system disorders; and

•	Small molecules that resulted from Neuralstem’s neurogenesis screening platform that may have the potential to treat wide variety of nervous system conditions.

To date. our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program.

We believe our technology, in combination with our expertise, and established collaborations with major research institutions, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

In-licensing or Acquisition Strategy

We have initiated an in-licensing or acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating early clinical or late preclinical stage opportunities in therapeutic areas that can benefit from our current product candidates or core expertise in drug development. Such in-licensing or acquisition opportunities may be in stem cell related technologies, CNS or in other therapeutic areas. We believe that this element of our corporate strategy could diversify the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success.

Clinical Programs

We have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs.

Based on our current cash position, we have greatly curtailed our development efforts with regard to our pre-clinical and clinical studies except with respect to our non-GCP study of NSI-566 for the treatment of Ischemic Stroke and studies that are being funded by grants. Additionally, we have increased our focus and efforts on our in-licensing and acquisition strategy that we announced earlier this year. In the event we are able to secure adequate additional financing, we will review existing programs with regard to re-initiating active development.

NSI - 566 (Stem Cells)

The human central nervous system (CNS) has limited capacity for regeneration following injury or the onset of disease. Traditional therapies have mainly focused on minimizing the progression or symptoms of CNS disease or injury but have not been effective at repairing the underlying cause of such disease. The goal of our cell therapy initiatives is the regeneration of neural function which has been lost to disease or injury. We believe that neuroprotection, neuroregeneration, and/or bridging of damaged neural circuitry may be accomplished by implantation of NSI-566 at the injury site.

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

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2016 the Centers for Disease Control and Prevention estimated that between 14,000 and 15,000 Americans have ALS. In ALS, nerve cells (motor neurons) waste away or die and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We received orphan designation by the FDA for NSI-566 in ALS.

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

In August 2018, we initiated a non-GCP compliant Phase 2 trial which is a randomized, double-blind, sham-surgery controlled study. Up to 24 eligible patients will be assigned either to receive NSI-566 stem cells (72 million cells) or sham-surgery at 1:1 ratio. All operations are being conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital. To date, 16 subjects have been treated.

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

Clinical Experience with NSI-189

Major Depressive Disorder

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

Employees

As of April 30, 2019, we had five (5) full-time employees. We also use the services of several outside consultants in business and scientific matters.

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

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing/royalty fees and the sales of our products currently under development, acquired and/or in-licensed in the future, small molecule compounds and licensing fees and royalties from our cell-based therapies. Based on the development stage of our business, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

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

We expect that research and development expenses, which include expenses related to our ongoing clinical trials, will increase in the future as funding allows and as we proceed into later stage clinical trials or commence development of new product candidates.

We have a wholly owned subsidiary in the People’s Republic of China. We anticipate that this subsidiary will primarily: (i) conduct pre-clinical research with regard to proposed stem cells therapies, and (ii) oversee our approved future clinical trials in China, including the current trial to treat motor deficits due to ischemic stroke.

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. In June 2018, we were awarded a Department of Defense grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award totals approximately $150,000. The proceeds from such awards are recorded as a reduction of our gross research and development expenses, based on the terms and conditions of the grant.

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

Going Concern

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three- month periods ended March 31, 2019 and 2018, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

During each of the three months ended March 31, 2019 and 2018 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended March 31 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$1,514,463	$1,169,441	$345,022	30%
General and administrative expenses	944,602	1,182,054	(237,452)	(20%)
Total operating expenses	$2,459,065	$2,351,495	$107,570	5%

Research and Development Expenses

The increase of approximately $345,000 or 30% in research and development expenses for the three months ended March 31, 2019 compared to the comparable period of 2018 was primarily attributable to $223,000 of severance related expenses, a $166,000 increase in our R&D consulting relating to evaluating strategic alternatives and a $136,000 increase in non-cash share-based compensation expense partially offset by a $186,000 decrease in clinical trial and related costs due our continued cost cutting efforts.

General and Administrative Expenses

The decrease of approximately $237,000 or 20% in general and administrative expenses for the three months ended March 31, 2019 compared to the comparable period of 2018 was primarily attributable to a $94,000 decrease in consulting and professional fees, a $70,000 decrease increase in tax and insurance expenses along with a $36,000 decrease in non-cash share-based compensation expense.

Other expense

Other income (expense), net totaled approximately ($657,000) and $202,000 for the three months ended March 31, 2019 and 2018, respectively.

Other expense, net in 2019 consisted primarily of approximately a $368,000 loss related to the write-off of a related party receivable, $340,000 of non-cash losses related to the fair value adjustment of our liability classified stock purchase warrants partially offset by $29,000 of interest income and $24,000 of sublease income.

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

We had cash and cash equivalents of approximately $4.0 million at March 31, 2019. On October 29, 2018, we closed a registered direct offering with institutional investors pursuant to which we received gross proceeds of $2.1 million.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand will be sufficient to fund our operations, into the third quarter of 2019. As explained in Note 1 to our financial statements and management has determined that there is substantial doubt about our ability to continue as a going concern.

We will require additional capital to pursue our acquisition and in-licensing strategy and continue our pre-clinical and clinical development plans. To continue to fund our operations and the development of our product candidates we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source. We cannot assure you that we will be able to secure additional capital or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Cash Flows – 2019 compared to 2018

	Three Months ended March 31,		Favorable (Unfavorable)
	2019	2018	$	%

Net cash used in operating activities	$(1,665,905)	$(1,846,949)	$181,044	10%
Net cash provided by investing activities	$-	$5,000,000	$(5,000,000)	100%
Net cash used in financing activities	$(117,019)	$(104,244)	$(12,775)	(12%)

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $181,000 was primarily due to an increase in our net loss adjusted for certain non-cash items, including share-based compensation, write-off of a related party receivable and change in the fair value of liability classified warrants along with a decrease in bonus payments.

Cash used in operating activities for the three months ended March 31, 2019, of approximately $1,666,000 reflects our $3,114,000 loss for the period adjusted for certain non-cash items including: (i) 338,000 of share-based compensation (ii) $340,000 related to the change in fair value of our liability classified warrants and (iii) $730,000 of net cash inflows related to changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in the three months ended March 31, 2019

For the three months ended March 31, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

Net Cash Used in by Financing Activities

For the three months ended March 31, 2019 and 2018, cash used in financing activities consisted solely of payments on our short-term debt.

Future Liquidity and Needs

We have incurred significant operating losses and negative cash flows since inception. We have not been able to generate significant revenues nor achieved profitability and may not be able to do so in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities, exercise of outstanding warrants and grants to fund our operations.

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through April 30, 2019 we have sold approximately $12.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3. Accordingly, we can only issue up to one-third of our market capitalization every twelve months. As a result of our October 2018 offering, we have exhausted our ability to use our shelf registration statement until October of 2019 or until such time as our market capitalization increases.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management has identified the following change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter will be our Principal Executive and Financial Officer. Dr. Carter assumed the role from the prior interim principal accounting officer.

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

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully when evaluating our company, business and the value of our securities.

Risks Relating to Our Stage of Development, Capital Structure and Listing of Our Securities

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at March 31, 2019 was approximately $4.0 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report issued in connection with our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter is our Principal Executive and Accounting Officer. Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited full-time executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

Our common stock does not currently meet the continued listing requirements for the Nasdaq Capital Market and accordingly is subject to delisting.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-calendar day period. In the event we do not regain compliance by May 28, 2019, we may be eligible for an additional 180-calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

The liquidity of our common stock and shareholder’s ability to sell their shares may be affected if we undertake a reverse stock split.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In the event the price of our common stock does not substantially appreciate to a price at or above $1.00, and remain above $1.00 for 10 consecutive business days, we may be required to undertake a reverse stock split. In the event we are required to undertake a reverse stock split to regain compliance, the liquidity of our common stock may be adversely affected given the corresponding reduction in the number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

If our common stock were to be delisted from trading on NASDAQ and the trading price of our common stock were below $5.00 per share on the date our common stock is delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

We could become the subject to securities litigation.

Commencing in 2017, we have seen a dramatic decrease in the price of our common stock. Plaintiffs have often initiated securities class action litigation against a company following periods of significant decreases in the market price of the company’s securities. Although management is not aware of any threatened litigation, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources from our operations and business.

We have a history of losses.

Since inception in 1996 through March 31, 2019, we have accumulated losses totaling approximately $216.7 million. As of March 31, 2019, we had a working capital surplus of approximately $3.3 million and stockholders’ equity of approximately $3.3 million. Our net losses for the two most recent fiscal years have been approximately $4.9 million and $15.7 million for 2018 and 2017, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2019, we had cash, cash equivalents and short-term investments on hand of approximately $4.0 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Tianjin Pharmaceuticals Group International Holdings Co., LTD, by virtue of its ownership of our securities, may be able to control the Company.

As of April 30, 2019, Tianjin Pharmaceuticals Group International Holdings Co., LTD (“Tianjin”) owned 4,000,685 shares or approximately 19.99% of our issued and outstanding common stock. Additionally, Tianjin owns 534,809 shares of our Series A Preferred Stock, which subject to certain conversion limitations, are convertible into an additional 2,079,010 shares of our common stock. The terms and conditions of the Series A Preferred Stock limit Tianjin ability to convert, without receiving shareholder approval, if it would result in Tianjin owning in excess of 19.99% of the Company’s issued and outstanding common stock. The limitation is a condition imposed by the NASDAQ Market Place Rules. Tianjin has requested, and the Company has approved, the inclusion of a proposal, in accordance with Nasdaq Market Place Rule 5635(b), approving the full conversion of the Series A Preferred Stock. In the event the proposal is approved, Tianjin could own approximately 30% of our issued and outstanding convertible stock.

Based on Tianjin’s current level of stock ownership, Tianjin retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. Tianjin also has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

Risks Relating to Our Business

Following our announcements regarding the negative results from our Phase 2 study, we may not generate any future revenues from NSI-189 or its underlying intellectual property and securing additional financing may be more difficult.

On July 25, 2017, we announced that our Phase 2 study of NSI-189 in subjects with MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. Following these clinical results, generating any future revenues from NSI-189 or its underlying intellectual property is unlikely. Additionally, after similar results, other companies in our industry have found it more difficult to raise capital and when they have been able to raise capital, it has typically been on less favorable terms.

Our business is dependent on the successful development of our product candidates.

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development or that we may acquire or in-license in the future. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive with regard to certain secondary endpoints. If we are not successful in developing our product candidates, we will have invested substantial amounts of time and money without developing revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results. This, in turn, could adversely impact our ability to raise additional capital and pursue our business plan and planned research and development efforts.

Our proposed products are not likely to be commercially available for at least several years, if at all. Our development schedules for our proposed products may be affected by a variety of factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our product candidates could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved, and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any of our proposed product candidates.

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

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases, could include judgments against us which could have a materially adverse effect on our business.

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

Our products may be significantly more expensive to manufacture than other drugs or therapies currently on the market today due to a fewer number of potential manufacturers, greater level of needed expertise and other general market conditions affecting manufacturers of our proposed products. Even if we can receive approval for the reimbursement of our proposed products the amount of reimbursement may be significantly less than the manufacturing costs of our products. Additionally, other market factors may limit the price which we can charge for our proposed products while still being competitive. Accordingly, even if we are successful in developing our proposed products, we may not be able to charge a high enough price for us to earn a profit.

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

The employment contract of Dr. Carter contains significant anti-termination provisions which could make changes in management difficult or expensive.

We have entered into an employment agreement with Dr. Carter, our Executive Chairman and Chief Financial Officer. This agreement may require the payment of severance in the event he ceases to be employed. The provision makes the replacement of Dr. Carter very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

Our strategy for the development, clinical and pre-clinical testing and commercialization of our proposed products is based on an outsource model. This model requires us to engage third parties in order to further develop our technology and products as well as for the day to day operations of our business. In the event we are not able to enter into such relationships in the future, our ability to operate and develop products may be seriously hindered or we may be required to spend considerable time and resources to bring such functions in-house. Either outcome could result in our inability to develop a commercially feasible product or in the need for substantially more working capital to complete the research in-house.

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

Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Moreover, we do not have quantity or volume commitment orders from these manufacturers, and we cannot assure you that the manufacturers will be able to manufacture in the quantity we require on a timely basis or at all. In the event we are required to seek alternative third-party suppliers or manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, there can be no assurance that any manufacturer or supplier that we select will be able to supply our products in a timely or cost-effective manner or in accordance with applicable regulatory requirements or our specifications. In addition, due to the novelty of our products and product development, there can be no assurances that we would be able to find other suitable third-party FDA-regulated manufacturers on a timely basis and at terms reasonable to us. Even if we were to locate alternative manufacturers there may be delays before they are able to begin manufacturing. Failure to secure such third-party manufacturers or suppliers would materially impact our business.

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

We conduct research in countries outside of the U.S., including through our subsidiary in the People’s Republic of China. Several of our competitors are located in these countries and may be able to access our technology or test results. The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property. The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that we may have.

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

As of March 31, 2019, we had 2,982,709 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our October 2018 registered offering, the Price Protection Warrants all had their exercise prices adjusted to $0.57 per share. On April 24, 2019, the closing price of our common stock was $0.54. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We have never paid a cash dividend, nor do we anticipate paying cash dividends in the foreseeable future. Accordingly, any return on your investment will be as a result of the appreciation of our common stock if any.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2019, we have issued and outstanding 18,205,060 shares of common stock and we have 14,757,301 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2019, we had 1,000,000 shares of preferred stock issued and outstanding which are convertible into 3,887,387 shares of our common stock. Accordingly, we are entitled to issue up to 267,037,639 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing or new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	During February 2019, as compensation for service on the board, we made a conditional grant to Binxian Wei of options to purchase 118,497 shares of our common stock. The grant is conditional upon the Company receiving shareholder approval of such grant. The options have a term of 10 years, vest quarterly over the grant year and have an exercise price of $0.44.

•	During February 2019, as partial compensation for consulting services, we issued to one of our consultants, stock purchase warrants to purchase 500,000 shares of common stock at an exercise price of $0.30 per share. 25% of the warrants are exercisable on the grant date and 75% are exercisable upon completion of initial services. The warrants have a five-year term commencing on January 2019.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		8-K	3.01(i)	001-33672	1/6/17

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

40

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

41

4.25	Form of Advisor Warrant issued March 22, 2013		8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel		10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering		8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013		10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014		8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018		8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan		8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016		8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016		8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate		8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017		8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017		8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering		8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering		8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	*

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008		10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016		8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018		8-K	10.01	001-33672	12/18/18

42

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

43

10.22**	Form of Indemnification Agreement for Directors and Officers		8-K	10.03	001-33672	12/12/18

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

44

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: May 14, 2019	/s/ Kenneth Carter
Kenneth Carter, PhD, Executive Chairman