Form 10-Q
period 2019-06-30
Neuralstem, Inc.
filed 2019-08-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of August 8, 2019, there were 2,100,291 shares of common stock, $.01 par value, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CUR	Nasdaq Capital Market

Neuralstem, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neuralstem, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,281,418	$5,787,110
Trade and other receivables	169,905	294,057
Current portion of related party receivable, net of discount	-	63,938
Prepaid expenses	256,776	363,288
Total current assets	2,708,099	6,508,393

Property and equipment, net	63,441	90,311
Patents, net	713,265	763,543
Related party receivable, net of discount and current portion	-	298,238
Other assets	36,901	23,965
Total assets	$3,521,706	$7,684,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,051,821	$832,564
Other current liabilities	19,537	218,602
Total current liabilities	1,071,358	1,051,166

Warrant liabilities, at fair value	487,723	583,734
Total liabilities	1,559,081	1,634,900

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 534,809 and 1,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5,348	10,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 1,001,798 and 910,253 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10,018	9,103
Additional paid-in capital	220,125,234	219,654,753
Accumulated other comprehensive loss	(3,169)	(413)
Accumulated deficit	(218,174,806)	(213,623,893)
Total stockholders' equity	1,962,625	6,049,550
Total liabilities and stockholders' equity	$3,521,706	$7,684,450

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$7,894	$252,500	$10,394	$255,000

Operating expenses:
Research and development expenses	954,453	1,014,780	2,468,916	2,184,221
General and administrative expenses	971,822	1,260,692	1,916,424	2,442,746
Total operating expenses	1,926,275	2,275,472	4,385,340	4,626,967
Operating loss	(1,918,381)	(2,022,972)	(4,374,946)	(4,371,967)

Other income (expense):
Interest income	10,852	19,514	39,852	37,263
Interest expense	(507)	(772)	(2,524)	(2,692)
Change in fair value of derivative instruments	436,126	1,378,830	96,011	1,569,049
Other income (expense)	34,989	(1,646)	(309,306)	(5,667)
Total other income (expense)	481,460	1,395,926	(175,967)	1,597,953

Net loss	$(1,436,921)	$(627,046)	$(4,550,913)	$(2,774,014)

Net loss per share - basic and diluted	$(1.45)	$(0.83)	$(4.78)	$(3.67)

Weighted average common shares outstanding - basic	993,854	757,212	952,567	756,533

Comprehensive loss:
Net loss	$(1,436,921)	$(627,046)	$(4,550,913)	$(2,774,014)
Foreign currency translation adjustment	(1,013)	(1,604)	(2,756)	(1,489)
Comprehensive loss	$(1,437,934)	$(628,650)	$(4,553,669)	$(2,775,503)

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2018	1,000,000	$10,000	758,001	$7,580	$217,194,194	$2,631	$(208,699,276)	$8,515,129
Share based payments	-	-	-	-	238,835	-	-	238,835
Foreign currency translation adjustments	-	-	-	-	-	115	-	115
Net loss	-	-	-	-	-	-	(2,146,968)	(2,146,968)
Balance at March 31, 2018	1,000,000	10,000	758,001	7,580	217,433,029	2,746	(210,846,244)	6,607,111
Share based payments	-	-	-	-	196,742	-	-	196,742
Foreign currency translation adjustments	-	-	-	-	-	(1,604)	-	(1,604)
Net loss	-	-	-	-	-	-	(627,046)	(627,046)
Balance at June 30, 2018	1,000,000	$10,000	758,001	$7,580	$217,629,771	$1,142	$(211,473,290)	$6,175,203

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	910,253	$9,103	$219,654,753	$(413)	$(213,623,893)	$6,049,550
Share based payments	-	-	-	-	337,966	-	-	337,966
Foreign currency translation adjustments	-	-	-	-	-	(1,743)	-	(1,743)
Net loss	-	-	-	-	-	-	(3,113,992)	(3,113,992)
Balance at March 31, 2019	1,000,000	10,000	910,253	9,103	219,992,719	(2,156)	(216,737,885)	3,271,781
Share based payments	-	-	-	-	128,778	-	-	128,778
Issuance of common stock for conversion of Series A Preferred Stock	(465,191)	(4,652)	90,419	904	3,748	-	-	-
Issuance of common stock for RSU exercises	-	-	1,126	11	(11)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(1,013)	-	(1,013)
Net loss	-	-	-	-	-	-	(1,436,921)	(1,436,921)
Balance at June 30, 2019	534,809	$5,348	1,001,798	$10,018	$220,125,234	$(3,169)	$(218,174,806)	$1,962,625

See accompanying notes to unaudited condensed consolidated financial statements.

Neuralstem, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,550,913)	$(2,774,014)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,151	114,312
Share-based compensation expense	466,744	435,577
Change in fair value of liability classified warrants	(96,011)	(1,569,049)

Changes in operating assets and liabilities:
Trade and other receivables	124,152	(165,920)
Related party receivable	362,176	80,959
Prepaid expenses	113,406	43,664
Other assets	41,506	(4,000)
Accounts payable and accrued expenses	208,472	(151,704)
Accrued bonuses	-	(418,625)
Other current liabilities	(56,191)	41,690
Other long term liabilities	-	(3,321)
Net cash used in operating activities	(3,309,508)	(4,370,431)

Cash flows from investing activities:
Maturity of short-term investments	-	5,000,000
Net cash provided by investing activities	-	5,000,000

Cash flows from financing activities:
Payments of short-term notes payable	(195,869)	(209,636)
Net cash used in financing activities	(195,869)	(209,636)
Effects of exchange rates on cash	(315)	(2,041)
Net (decrease) increase in cash and cash equivalents	(3,505,692)	417,892

Cash and cash equivalents, beginning of period	5,787,110	6,674,940

Cash and cash equivalents, end of period	$2,281,418	$7,092,832

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,524	$2,692

See accompanying notes to unaudited condensed consolidated financial statements.

NEURALSTEM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

On July 17, 2019 the Company effected a 1-for-20 reverse stock split of its common stock. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split for all periods presented.

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position at June 30, 2019, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q and its current capital structure including outstanding warrants and other equity-based instruments and its obligations and debts.

We expect that our existing cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans into the third quarter of 2020. Accordingly, we will require additional capital to further develop our product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have any commitments for future funding from any source. In July 2019, we completed a firm commitment underwritten public offering of our securities which resulted in net proceeds of approximately $6.6 million (see Note 7).

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the six months ended June 30, 2019 and 2018, we recorded approximately $280,000 and $175,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six-month periods ended June 30, 2019 and 2018. A total of approximately 0.6 and 0.5 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2019 and 2018, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No significant impairment losses were recognized during the three- or six-month periods ended June 30, 2019 or 2018.

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

We currently have one operating lease (for our San Diego facility) with an original term greater than 12-months. This lease terminates in August 2019 and provides for remaining minimum payments of approximately $19,800 as of June 30, 2019. We paid approximately $59,500 under this lease in the six months ended June 30, 2019. Because this lease does not provide an implicit interest rate, we used our estimated incremental borrowing rate of approximately 12.75% to calculate the present value of our remaining minimum lease payments upon adoption of the new lease guidance. Our ROU asset and lease liability at June 30, 2019 were approximately $13,900 and $19,500, respectively.

We also have two additional short-term leases for which we did not establish ROU assets or lease liabilities. We recognized total rent expense of approximately $117,900 and $108,300 in the six months ended June 30, 2019 and 2018, respectively. Included in the 2019 expense is approximately $57,500 relating to our short-term leases

In addition, in April 2018, we entered into a sublease for our San Diego space. The sublease is coterminous with the head lease and provides for approximately $27,100 of remaining minimum payments. We recognized other income of approximately $59,100 from this sublease in the six months ended June 30, 2019.

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

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

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

At June 30, 2019 and December 31, 2018, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$583,734	$583,734
Balance at December 31, 2018	$-	$-	$583,734	$583,734

Liability classified stock purchase warrants	$-	$-	$487,723	$487,723
Balance at June 30, 2019	$-	$-	$487,723	$487,723

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2019:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - loss	(96,011)
Balance at June 30, 2019	$487,723

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of June 30, 2019, we have approximately 0.7 million shares of common stock reserved for issuance upon the granting of awards under our equity incentive plans and the exercise of outstanding equity-linked instruments.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in the statements of operations are as follows:

	Three Months Ended June 30,
	2019	2018

Research and development expenses	$-	$22,917
General and administrative expenses	128,778	173,825
Total	$128,778	$196,742

	Six Months Ended June 30,
	2019	2018

Research and development expenses	$200,337	$87,500
General and administrative expenses	266,407	348,077
Total	$466,744	$435,577

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2019 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2019	81,633	$215.60	5.1	$-
Granted	46,379	$8.53	-
Exercised	-	$-		$-
Forfeited	(2,531)	$323.42
Outstanding at June 30, 2019	125,481	$136.85	6.5	$-

Exercisable at June 30, 2019	98,621	$171.27	5.7	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$6.80	-	$10.00	46,379	$8.20	9.5	$-
$20.00	-	$70.00	29,432	$23.00	6.8	-
$70.20	-	$260.00	26,612	$195.20	3.8	-
$260.20	-	$520.00	14,937	$299.00	3.0	-
$520.20	-	$1,120.00	8,121	$793.00	3.4	-
			125,481	$136.85	6.5	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. The Company generally uses the “simplified method” to estimate expected life. Significant assumptions used in these models include:

	Six Months Ended June 30, 2019

Annual dividend		-
Expected life (in years)	5.0	-	5.5
Risk free interest rate	1.9%	-	2.5%
Expected volatility	97%	-	101%

Options granted in the six months ended June 30, 2019, had a weighted average grant date fair value of $6.61 per share. There were no options granted in the six months ended June 30, 2018.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2019 was approximately $171,000 to be recognized over approximately 0.7 years.

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

No RSU’s were granted in either of the six months ended June 30, 2019 or 2018.

No RSUs vested in the six months ended June 30, 2019.

At June 30, 2019, we had 562 outstanding RSUs with a weighted average grant date fair value of $235.43 and a total intrinsic value of approximately $3,300. All outstanding RSU’s were fully vested at June 30, 2019.

In the six months ended June 30, 2019, 1,126 RSU’s having an intrinsic value of $10,360 were converted. No RSU’s were converted in the six months ended June 30, 2018.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

No restricted stock was granted in either of the six months ended June 30, 2019 or 2018.

Restricted stock vesting in the six months ending June 30, 2019, had a weighted average grant date fair value of $22.20 and a total intrinsic value of approximately $8,300.

We had no unvested restricted stock at June 30, 2019.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At June 30, 2019, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

In February 2019, we granted 25,000 warrants to an outside third party as partial compensation for services. The warrants have an exercise price of $6.00, expire January 2024 and have a grant date fair value of $3.80 per warrant. The warrants vest 25% on grant and 75% on completion of initial services; the warrants were fully vested as of June 30, 2019. The warrants were valued using the Black-Scholes option pricing model with the following inputs: no annual dividend, expected life of 2.5 years, risk-free rate of 2.5% and expected volatility of 110%.

A summary of outstanding warrants at June 30, 2019 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$6	-	$18	333,136	May 2021	-	August 2024
$22	-	$116	1,731	May 2021	-	May 2023
	$257		1,965		January 2022
	$325		8,727		March 2020
$442	-	$557	2,212	December 2019	-	January 2021
$691	-	$783	11,827	October 2019	-	October 2021
	$1,043		577		July 2019
			360,175

Preferred and Common Stock

We have outstanding 534,809 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 103,950 shares of the Company’s common stock subject to certain ownership restrictions. In July 2019, 334,809 Series A 4.5% Convertible Preferred Stock shares were converted into 65,077 shares of common stock in accordance with their terms.

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

In 2015, we entered into a lease consisting of approximately 3,100 square feet of research space in San Diego, California. This lease provides for current monthly payments of approximately $13,000 and expires on August 31, 2019. In April 2018, we entered into an agreement for the sub-lease this property. Total minimum rentals to be received under the sub-lease are $27,100 at June 30, 2019.

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

In March 2019, in conjunction with the employee’s termination, we entered into a consulting agreement and release of claims agreement with the employee. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% of the outstanding receivable. At June 30, 2019, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 7. Subsequent Events

On July 17, 2019, the Company effected a 1-for-20 reverse stock split of its common stock. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split for all periods presented.

On July 31, 2019, we closed an underwritten public offering of 416,315 units (“Units”) and 2,361,462 prefunded units (“Prefunded Units”) at a price of $2.70 per each unit resulting in gross proceeds of approximately $7.5 million. Each Unit was comprised of one share of common stock, one short-term warrant and one long-term warrant. Each Prefunded Unit was comprised of one prefunded-warrant, one short-term warrant and one long-term warrant. The prefunded warrants have an exercise price of $0.0001 per share and are exercisable at any time from issuance until all prefunded warrants are exercised. The short-term and long-term warrants have an exercise price of $2.70 per share and are exercisable immediately. The short-term warrant expires December 31, 2020 and the long-term warrant expires five-years from issuance. The net proceeds of the offering are expected to be approximately $6.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds of the offering for the further development of our stem cell and small molecule assets, advancement of the Company's acquisition and in-licensing strategy and general corporate purposes. In addition to the above units, the Company has granted the underwriters a 45-day option to purchase up to an additional 416,666 shares of common stock and/or additional 416,666 warrant combinations at the public offering price per share and per warrant combination, before deducting underwriting discounts and commissions. The securities were sold pursuant to a registration statement on Form S-1 (file no. 333- 232273).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our: ability to conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our operations. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC, in our subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Neuralstem” refers to Neuralstem, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2019), unless another date is specified. On July 17, 2019, we completed a 1-for-20 reverse stock split of our common stock. All share and per shares information in this report have been adjusted to reflect the reverse stock split. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-and six-month periods ended June 30, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-and six-month periods ended June 30, 2019 to the comparable period of 2018.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

In-licensing or Acquisition Strategy

We have initiated an in-licensing and/or acquisition strategy to further expand our product pipeline. Our strategy consists of evaluating early clinical or late preclinical stage opportunities in therapeutic areas that can benefit from our current product candidates or expertise in drug development. Such in-licensing and/or acquisition opportunities may be in stem cell related technologies, CNS or in other therapeutic areas. We believe that this element of our corporate strategy could diversify the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success.

Clinical Programs

We have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our most advanced clinical programs.

Based on our prior cash position, we greatly curtailed our development efforts related to our pre-clinical and clinical studies except with respect to our exploratory Phase 2 study of NSI-566 for the treatment of Ischemic Stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory) and studies that are being funded by grants. Additionally, we have increased our focus and efforts on our in-licensing and acquisition strategy that we announced earlier this year. In the event we secure adequate additional financing, we will review existing programs and determine whether to re-initiate active development.

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

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), stroke, and spinal cord injury (“SCI”). To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS and a Phase1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke. Each of these studies are currently in their long-term follow-up stage. In August 2018, we initiated an exploratory Phase 2 study of NSI-566 for the treatment of Ischemic Stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). The study is a randomized, double-blind, sham-surgery controlled Phase 2 trial. We are also conducting a Phase 1 open label study to evaluate the safety of implanting NSI-566 in subjects with chronic SCI.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2018 the Centers for Disease Control and Prevention reported that there were between 16,000 and 17,000 individuals in the US with ALS based on information from the National ALS Registry in calendar year 2015. In ALS, nerve cells (motor neurons) waste away or die and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons; and possibly repair some motor neurons which have not yet died but which are diseased. We received orphan designation by the FDA for NSI-566 in ALS.

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

Chronic Spinal Cord Injury

Spinal cord injury, or SCI, generally refers to any injury to the spinal cord that is caused by trauma instead of disease, although in some cases it can be the result of diseases. It is estimated that there are 17,000 new cases of SCI per year and that at any given time, there are estimated to be approximately 291,000 people in the United States that are living with SCI. Chronic spinal cord injury (cSCI) refers to the time weeks or months after the initial hospitalization. SCIs may be caused by trauma to the spinal cord resulting from motor vehicle accidents, falls, and penetrating injuries such as stab or gunshot wounds. We believe that NSI-566 may provide an effective treatment for cSCI by “bridging the gap” in the spinal cord circuitry created following traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

Clinical Experience with NSI-566

Ischemic Stroke

In 2013 we commenced an open label, exploratory, Phase 1 safety and dose escalation study to test transplantation of NSI-566 in human subjects for the treatment of motor deficits due to ischemic stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). The trial was conducted at BaYi Brain Hospital in Beijing, China and sponsored by Suzhou Neuralstem, a wholly owned subsidiary of Neuralstem in China. This study was intended to evaluate the safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose. We completed dosing the final cohort in March 2016, for a total of nine subjects. Subjects were monitored through a 24-month observational follow-up period. Delivery of NSI-566 cells in this population appeared to be safe and well tolerated at all doses.

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

In August 2018, we initiated an exploratory Phase 2 trial which is a randomized, double-blind, sham-surgery controlled study (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). Up to 24 eligible patients will be assigned either to receive NSI-566 stem cells (72 million cells) or sham-surgery at 1:1 ratio. All operations are being conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital.

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

We have completed the transplantations and the observation period of 24 months after the last surgery. The Phase 2 ALS clinical trial met the primary safety endpoints and established what we believe to be the maximum safe tolerated dose. In June 2017, 24-month Phase 2 and combined Phase 1 and Phase 2 data from our ALS trials were presented at the International Society for Stem Cell Research (ISSCR) Annual Meeting, Approaches to Treating ALS, Boston, Massachusetts, by principal investigator Eva Feldman, MD, PhD, Russell N. DeJong Professor of Neurology and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations.

To date, substantially all the clinical costs of our ALS studies have been funded by grants.

Chronic Spinal Cord Injury

In 2013, we received authorization from the FDA to commence a Phase 1 clinical trial to treat chronic spinal cord injury. The trial, conducted at The University of California, San Diego or UCSD, commenced in 2014 and the first subject was treated in October 2014. The study enrolled four AIS A classification thoracic spinal cord injury subjects (motor and sensory complete), one to two years’ post-injury at the time of stem cell treatment. In January of 2016 we reported six-month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events.

In June 2018, the study investigators published the results of the first cohort in the journal Cell Stem Cell. The results support the potential of transplanted NSI-566 to benefit patients with cSCI. At 18 months to 27 months after surgery, the analysis of motor and sensory function and electrophysiology showed changes in three of the four patients after NSI-566 transplantation. There was no evidence of serious adverse events, suggesting the procedure is safe and well-tolerated.

Substantially all the clinical costs of this study have been, and will continue to be, funded by grants arranged through UCSD.

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

Major Depressive Disorder (MDD)

Major depressive disorder (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. According to the National Survey on Drug Use and Health (NSDUH), an estimated 17.3 million adults in the United States had at least one major depressive episode in 2017, which represents 7.1% of adults in the US. Treatment of MDD is characterized by a high level of patient turnover due to low efficacy and high side effects. It is estimated that 67% of patients will fail their first line therapy, 75% will then fail their second line prescription and 80% will then fail their third line prescription. These factors combine to create a significant opportunity for a differentiated therapeutic agent, particularly one that may act through a novel mechanism of action.

Clinical Experience with NSI-189

Major Depressive Disorder

We have completed a Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD in an outpatient setting. The study randomized 220 subjects into three cohorts: NSI-189 40 mg twice daily (BID), NSI-189 40 mg once daily (QD), or placebo. After the initial screening period, the dosing portion of the trial was 12 weeks in duration. There was a two week wash out period for those subjects enrolled who were taking an anti-depressant at the time of screening.

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

On July 25, 2017, we announced top-line results from the trial. The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS), compared to placebo. Both doses appear safe and well-tolerated with no serious adverse events reported.

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

Intellectual Property

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license 20 United States issued and pending patents and over 60 foreign issued and pending patents in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2023 through 2035.

Employees

As of July 31, 2019, we had five (5) full-time employees. We also use the services of several outside consultants in business and scientific matters.

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level, including the net proceeds received from our July 2019 offering, raises substantial doubt about our ability to continue as a going concern past the third quarter of 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the six- month periods ended June 30, 2019 and 2018, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

During each of the three months ended June 30, 2019 and 2018 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the three months ended June 30, 2019 and June 30, 2018, we recognized $5,400 and $250,000, respectively of revenues related royalties related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the three months ended June 30 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$954,453	$1,014,780	$(60,327)	(6%)
General and administrative expenses	971,822	1,260,692	(288,870)	(23%)
Total operating expenses	$1,926,275	$2,275,472	$(349,197)	(15%)

Research and Development Expenses

The decrease of approximately $60,000 or 6% in research and development expenses for the three months ended June 30, 2019 compared to the comparable period of 2018 was primarily attributable to an $84,000 increase in reimbursements under our grants, a $77,000 decrease in our personnel and related costs and a $50,000 loss in prior year related to our lease abandonment partially offset by $156,000 increase in our R&D consulting relating to evaluating strategic alternatives. Going forward our R&D spending will be dedicated to completing various clinical activities and the continued evaluation of strategic program options and opportunities.

General and Administrative Expenses

The decrease of approximately $289,000 or 23% in general and administrative expenses for the three months ended June 30, 2019 compared to the comparable period of 2018 was primarily attributable to our continued cost cutting efforts including a $176,000 decrease in consulting and professional fees, a $45,000 decrease in non-cash share-based compensation expense and a $32,000 decrease in tax expense.

Other income (expense)

Other income, net totaled approximately $481,000 and $1,396,000 for the three months ended June 30, 2019 and 2018, respectively.

Other income, net in 2019 consisted primarily of approximately $436,000 of non-cash losses related to the fair value adjustment of our liability classified stock purchase warrants, $35,000 of sublease income and $11,000 of interest income.

Other income, net in 2018 consisted primarily of approximately $1,379,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $20,000 of interest income.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

During each of the six months ended June 30, 2019 and 2018 we recognized revenue of $5,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the six months ended June 30, 2018, we recognized $250,000 of revenues related to milestone-based royalties related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the six months ended June 30 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$2,468,916	$2,184,221	$284,695	13%
General and administrative expenses	1,916,424	2,442,746	(526,322)	(22%)
Total operating expenses	$4,385,340	$4,626,967	$(241,627)	(5%)

Research and Development Expenses

The increase of approximately $285,000 or 13% in research and development expenses for the six months ended June 30, 2019 compared to the comparable period of 2018 was primarily attributable to $223,000 of severance related expenses, a $321,000 increase in our R&D consulting relating to evaluating strategic alternatives and a $113,000 increase in non-cash share-based compensation expense partially offset by a $229,000 decrease in clinical trial and related costs due our continued cost cutting efforts, a $92,000 increase in reimbursements under our grants and a $50,000 prior year loss related to our lease abandonment.

General and Administrative Expenses

The decrease of approximately $526,000 or 22% in general and administrative expenses for the six months ended June 30, 2019 compared to the comparable period of 2018 was primarily attributable to our continued cost cutting efforts including a $269,000 decrease in consulting and professional fees along with a $82,000 decrease in non-cash share-based compensation expense along with a $70,000 decrease in tax and insurance expenses.

Other expense

Other income (expense), net totaled approximately ($176,000) and $1,598,000 for the six months ended June 30, 2019 and 2018, respectively.

Other expense, net in 2019 consisted primarily of approximately a $368,000 loss related to the write-off of a related party receivable partially offset by a $96,000 of non-cash gain related to the fair value adjustment of our liability classified stock purchase warrants, $59,000 of sublease income and $40,000 of interest income.

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

We had cash and cash equivalents of approximately $2.3 million at June 30, 2019. On July 31, 2019, we completed a firm commitment underwritten public offering of our securities which resulted in approximately $6.6 million of net proceeds.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand, after taking into account our July offering, will be sufficient to fund our operations, into the third quarter of 2020. As explained in Note 1 to our financial statements management has determined that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2019 compared to 2018

	Six Months ended June 30,		Favorable (Unfavorable)
	2019	2018	$	%

Net cash used in operating activities	$(3,309,508)	$(4,370,431)	$1,060,923	24%
Net cash provided by investing activities	$-	$5,000,000	$(5,000,000)	100%
Net cash used in financing activities	$(195,869)	$(209,636)	$13,767	7%

Net Cash Used in Operating Activities

The decrease in our use of cash in operating activities of approximately $1,061,000 was primarily due to an increase in our net loss adjusted for certain non-cash items, including change in the fair value of liability classified warrants, share-based compensation and write-off of a related party receivable along with a decrease in bonus payments.

Cash used in operating activities for the six months ended June 30, 2019, of approximately $3,310,000 reflects our $4,551,000 loss for the period adjusted for certain non-cash items including: (i) $467,000 of share-based compensation, (ii) $794,000 of net cash inflows related to changes in operating assets and liabilities and (iii) a $96,000 gain related to the change in fair value of our liability classified warrants.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in the six months ended June 30, 2019

For the six months ended June 30, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

Net Cash Used in by Financing Activities

For the six months ended June 30, 2019 and 2018, cash used in financing activities consisted solely of payments on our short-term debt used to finance insurance premiums.

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

We intend to pursue opportunities to obtain additional financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through July 31, 2019 we have sold approximately $12.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3. Accordingly, we can only issue up to one-third of our market capitalization every twelve months. As a result of our October 2018 offering, we have exhausted our ability to use our shelf registration statement until October of 2019 or until such time as our market capitalization increases.

On July 31, 2019, we completed a firm commitment underwritten public offering of our securities. The offering resulted in net proceeds of approximately $6.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The securities in this offering were sold pursuant to a registration statement on Form S-1(file no. 333- 232273).

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at June 30, 2019 was approximately $2.3 million. Based on our current expected level of operating expenditures, as well as the net proceeds of approximately $6.6 million received in our July firm commitment underwritten public offering, we expect to be able to fund our operations into the third quarter of 2020. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report issued in connection with our December 31, 2018 financial statements expressed an opinion that due to recurring losses from operations and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. Our current cash level, including the net proceeds received from our July 2019 offering, raises substantial doubt about our ability to continue as a going concern past the third quarter of 2020. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter is our Principal Executive and Accounting Officer. Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited full-time executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There can be no assurance that we will be able to retain the current members of our management team. Moreover, there may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify, employ or retain such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

The liquidity of our common stock and shareholder’s ability to sell their shares may be affected by our recent reverse stock split.

On July 17, 2019 we effected a 1-for-20 reverse stock split. As a result of the reverse stock split the liquidity of our common stock may be adversely affected given the corresponding reduction in the number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Upon our 1-for-20 reverse stock split on July 17, 2019, we achieved compliance with NASDAQ listing rules and on August 6, 2019, NASDAQ granted our request for continued listing of our common stock.

As a result of our recent reverse stock split, the market price of our common stock may decline.

On July 17, 2019 we effected a 1-for-20 reverse stock split. Historically, after a reverse stock split, the market price of a company’s shares declines.

If we are unable to satisfy NASDAQ maintenance requirements, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

On November 29, 2018, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. Upon our 1-for-20 reverse stock split on July 17, 2019, we achieved compliance with NASDAQ listing rules and on August 6, 2019, NASDAQ granted our request for continued listing of our common stock. However, continued listing on NASDAQ generally requires that we meet certain listing maintenance requirements. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock currently meet NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will continue to meet the criteria for continued listing.

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

If our common stock were to be delisted from trading on the Nasdaq Capital Market and the trading price of our common stock were below $5.00 per share on the date our common stock is delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

We could become the subject to securities litigation.

Commencing in 2017, we have seen a dramatic decrease in the price of our common stock. More recently, in July of 2019 we effected a 1-for-20 reverse stock split and completed an underwritten public offering of our securities. During the period commencing on the effectiveness of our reverse stock split through the closing of the offering, we have seen an even more drastic decrease in the price of our common stock. Plaintiffs have often initiated securities class action litigation against a company following periods of significant decreases in the market price of the company’s securities. As a result, we may become the target of litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources from our operations and business.

We have a history of losses.

Since inception in 1996 through June 30, 2019, we have accumulated losses totaling approximately $218.2 million. As of June 30, 2019, we had a working capital surplus of approximately $3.3 million and stockholders’ equity of approximately $1.6 million. Our net losses for the two most recent fiscal years have been approximately $4.9 million and $15.7 million for 2018 and 2017, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2019, we had cash, cash equivalents and short-term investments on hand of approximately $2.3 million. In July 2019, we completed a firm commitment underwritten public offering of our securities which resulted in approximately $6.6 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

We have allocated most of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. On July 25, 2017, we announced that our Phase 2 clinical trial of NSI-189 in MDD failed to achieve statistical significance on its primary endpoint although a subsequent evaluation of the data appeared directionally positive regarding certain secondary endpoints. We cannot guarantee that we will be able to develop our technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

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

Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community, in general, may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with more conventional therapies marketed by major pharmaceutical companies. If the healthcare community does not accept our products for any reason, our business will be materially harmed.

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

We have entered into an employment agreement with Dr. Carter, our Executive Chairman and Principal Financial Officer. This agreement may require the payment of severance in the event he ceases to be employed. The provision makes the replacement of Dr. Carter very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than those of a seasoned issuer. The volatility in our share price is attributable to a number of factors. Mainly however, we are a speculative or “risky” investment due to our limited operating history, lack of significant revenues to date and the uncertainty of FDA approval. By way of example, in July of 2019, we completed a firm commitment underwritten public offering of our securities. During the marketing of the offering and post-closing, the market price or our common stock decreased substantially. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

In July 2019, we completed a firm commitment underwritten public offering of our securities. The offering will result in, assuming the exercise of all warrants included in the offering, the issuance of approximately 8.3 million shares of our common stock, or approximately 89% of our issued and outstanding common stock. Transactions, such as the July offering, that result in a large amount of newly issued shares that are readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of June 30, 2019, we had 149,136 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our July 2019 offering, the Price Protection Warrants all had their exercise prices adjusted to $2.19 per share. On July 31, 2019, the closing price of our common stock was $2.20. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2019, we have issued and outstanding 1,001,798 shares of common stock and we have 844,992 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2019, we had 534,809 shares of preferred stock issued and outstanding which are convertible into 103,951 shares of our common stock. Subsequent to June 30, 2019, Tianjin converted a majority of its preferred stock. Accordingly, as of June 30, 2019, and not taking into account Tianjin’s conversion, we are entitled to issue up to 298,153,210 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	During February 2019, as compensation for service on the board, we made a conditional grant to Binxian Wei of options to purchase 5,925 shares of our common stock. The grant was conditional upon the Company receiving shareholder approval of such grant. The Company obtained such approval on June 12, 2019. The options have a term of 10 years, vest quarterly over the grant year and have an exercise price of $8.80.

•	During February 2019, as partial compensation for consulting services, we issued to one of our consultants, stock purchase warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. 25% of the warrants are exercisable on the grant date and 75% are exercisable upon completion of initial services. The warrants have a five-year term commencing on January 2019.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith	Form		No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A		3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K		3.01(i)	001-33672	7/18/19

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB		4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering		8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013		10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12		8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12		8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012		S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013		8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013		8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel		10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering		8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013		10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014		8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018	*	8-K	4.01	001-33672	2/19/16

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan		8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.41**	Neuralstem 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.42**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.43**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.44**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.45	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.46	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12
10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly		10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017		8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017		8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering		8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018		8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement		8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers		8-K	10.03	001-33672	12/12/18

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

NEURALSTEM, INC.

Date: August 14, 2019	/s/ Kenneth Carter
Kenneth Carter, PhD, Executive Chairman