Form 10-Q
period 2019-09-30
Neuralstem, Inc.
filed 2019-11-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33672

SENECA BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

20271 Goldenrod Lane
Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

(301) 366-4841

(Registrant’s telephone number, including area code)

Neuralstem, Inc. (Former Name)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SNCA	Nasdaq Capital Market

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

As of November 5, 2019, there were 3,866,457 shares of common stock, $.01 par value, issued and outstanding.

Seneca Biopharma, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,299,836	$5,787,110
Trade and other receivables	61,154	294,057
Current portion of related party receivable, net of discount	-	63,938
Prepaid expenses	605,312	363,288
Total current assets	7,966,302	6,508,393

Property and equipment, net	51,943	90,311
Patents, net	688,127	763,543
Related party receivable, net of discount and current portion	-	298,238
ROU and other assets	237,141	23,965
Total assets	$8,943,513	$7,684,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,181,364	$832,564
Short term note and other current liabilities	400,016	218,602
Total current liabilities	1,581,380	1,051,166

Warrant liabilities, at fair value	166,938	583,734
Lease liability, net of current portion	152,632	-
Total liabilities	1,900,950	1,634,900

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 and 1,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,000	10,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 2,818,291 and 910,253 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28,183	9,103
Additional paid-in capital	226,957,990	219,654,753
Accumulated other comprehensive loss	(7,670)	(413)
Accumulated deficit	(219,937,940)	(213,623,893)
Total stockholders' equity	7,042,563	6,049,550
Total liabilities and stockholders' equity	$8,943,513	$7,684,450

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$2,500	$2,500	$12,894	$257,500

Operating expenses:
Research and development expenses	825,486	897,098	3,294,402	3,081,319
General and administrative expenses	1,301,189	1,188,076	3,217,613	3,630,822
Total operating expenses	2,126,675	2,085,174	6,512,015	6,712,141
Operating loss	(2,124,175)	(2,082,674)	(6,499,121)	(6,454,641)

Other income (expense):
Interest income	15,234	17,619	55,086	54,882
Interest expense	(1,913)	(1,498)	(4,437)	(4,190)
Change in fair value of derivative instruments	320,785	236,270	416,796	1,805,319
Other income (expense)	26,935	-	(282,371)	(5,667)
Total other income	361,041	252,391	185,074	1,850,344

Net loss	$(1,763,134)	$(1,830,283)	$(6,314,047)	$(4,604,297)

Net loss per share - basic and diluted	$(0.59)	$(2.41)	$(4.80)	$(6.08)

Weighted average common shares outstanding - basic and diluted	2,975,779	758,575	1,316,597	757,221

Comprehensive loss:
Net loss	$(1,763,134)	$(1,830,283)	$(6,314,047)	$(4,604,297)
Foreign currency translation adjustment	(4,501)	(512)	(7,257)	(2,001)
Comprehensive loss	$(1,767,635)	$(1,830,795)	$(6,321,304)	$(4,606,298)

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2018	1,000,000	$10,000	758,001	$7,580	$217,194,194	$2,631	$(208,699,276)	$8,515,129
Share based payments	-	-	-	-	238,835	-	-	238,835
Foreign currency translation adjustments	-	-	-	-	-	115	-	115
Net loss	-	-	-	-	-	-	(2,146,968)	(2,146,968)
Balance at March 31, 2018	1,000,000	10,000	758,001	7,580	217,433,029	2,746	(210,846,244)	6,607,111
Share based payments	-	-	-	-	196,742	-	-	196,742
Foreign currency translation adjustments	-	-	-	-	-	(1,604)	-	(1,604)
Net loss	-	-	-	-	-	-	(627,046)	(627,046)
Balance at June 30, 2018	1,000,000	10,000	758,001	7,580	217,629,771	1,142	(211,473,290)	6,175,203
Share based payments	-	-	-	-	134,696	-	-	134,696
Foreign currency translation adjustments	-	-	-	-	-	(512)	-	(512)
Net loss	-	-	-	-	-	-	(1,830,283)	(1,830,283)
Balance at September 30, 2018	1,000,000	10,000	758,001	7,580	217,764,467	630	(213,303,573)	4,479,104

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	910,253	$9,103	$219,654,753	$(413)	$(213,623,893)	$6,049,550
Share based payments	-	-	-	-	337,966	-	-	337,966
Foreign currency translation adjustments	-	-	-	-	-	(1,743)	-	(1,743)
Net loss	-	-	-	-	-	-	(3,113,992)	(3,113,992)
Balance at March 31, 2019	1,000,000	10,000	910,253	9,103	219,992,719	(2,156)	(216,737,885)	3,271,781
Share based payments	-	-	-	-	128,778	-	-	128,778
Issuance of common stock for conversion of Series A Preferred Stock	(465,191)	(4,652)	90,419	904	3,748	-	-	-
Issuance of common stock for RSU exercises	-	-	1,126	11	(11)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(1,013)	-	(1,013)
Net loss	-	-	-	-	-	-	(1,436,921)	(1,436,921)
Balance at June 30, 2019	534,809	5,348	1,001,798	10,018	220,125,234	(3,169)	(218,174,806)	1,962,625
Share rounding adjustment related to 1:20 reverse stock split	-	-	6,117	61	(61)	-	-	-
Share based payments	-	-	-	-	294,600	-	-	294,600
Issuance of common stock and warrants from capital raises, net	-	-	416,315	4,163	6,548,679	-	-	6,552,842
Issuance of common stock for conversion of Series A Preferred Stock	(334,809)	(3,348)	65,077	651	2,697	-	-	-
Issuance of restricted stock awards	-	-	15,688	157	(157)	-	-
Issuance of common stock for warrant exercises	-	-	1,313,296	13,133	(13,002)	-	-	131
Foreign currency translation adjustments	-	-	-	-	-	(4,501)	-	(4,501)
Net loss	-	-	-	-	-	-	(1,763,134)	(1,763,134)
Balance at September 30, 2019	200,000	$2,000	2,818,291	$28,183	$226,957,990	$(7,670)	$(219,937,940)	$7,042,563

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,314,047)	$(4,604,297)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	113,735	160,464
Share-based compensation expense	761,344	570,273
Allowance for bad debt	362,176	-
Change in fair value of liability classified warrants	(416,796)	(1,805,319)

Changes in operating assets and liabilities:
Trade and other receivables	232,903	150,823
Related party receivable	-	71,638
Prepaid expenses	(235,946)	(154,271)
ROU and other assets	24,938	(4,000)
Accounts payable and accrued expenses	340,673	(25,487)
Accrued bonuses	-	(418,625)
Other current liabilities	(48,110)	26,288
Lease and other long term liabilities	(27,618)	(1,876)
Net cash used in operating activities	(5,206,748)	(6,034,389)

Cash flows from investing activities:
Maturity of short-term investments	-	5,000,000
Net cash provided by investing activities	-	5,000,000

Cash flows from financing activities:
Net proceeds from the sale of our common stock and warrants	6,552,842	-
Proceeds from warrant exercises	131	-
Proceeds from short-term note payable	414,320	349,578
Payments of short-term note payable	(241,061)	(247,817)
Net cash provided by financing activities	6,726,232	101,761
Effects of exchange rates on cash	(6,758)	(5,383)
Net increase (decrease) in cash and cash equivalents	1,512,726	(938,011)

Cash and cash equivalents, beginning of period	5,787,110	6,674,940

Cash and cash equivalents, end of period	$7,299,836	$5,736,929

Supplemental disclosure of cash flows information:
Cash paid for interest	$4,437	$4,190

See accompanying notes to unaudited condensed consolidated financial statements.

SENECA BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

Note 1.   Organization, Business and Financial Condition

Nature of business

In October 2019, Neuralstem, Inc. changed the name of the company to Seneca Biopharma, Inc. Seneca Biopharma, Inc. and its subsidiary are referred to as “Seneca,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly owned subsidiary located in the People’s Republic of China are consolidated in our unaudited condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

Seneca Biopharma, Inc., is a clinical-stage biopharmaceutical company developing novel treatments for various diseases of high unmet medical need. The Company is in the process of transforming the organization through the acquisition or in-licensing of new science and technologies, to develop with the goal of providing meaningful therapies for patients.

On October 31, 2019 the Company announced it had entered into a non-binding term sheet with Jiangsu QYuns Therapeutics Co., Ltd., (“QYuns”) for an Exclusive License Agreement for certain of QYuns Therapeutics’ assets, a pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune disease. Subject to entering into definitive agreements and receiving necessary approvals, Seneca and QYuns will enter into a royalty- and milestone-free, perpetual, non-cancelable, exclusive worldwide, other than in Greater China (which includes Hong Kong, Macau and Taiwan and certain other Asian territories) license to develop and commercialize the licensed assets. The transaction is subject to several conditions including the parties entering into definitive agreements as well as approval by Seneca’s shareholders. As consideration for the license, Seneca will issue QYuns an as yet to be determined number of equity securities. Seneca can give no assurance that the parties will enter into such definitive agreements, that Seneca’s shareholders will approve the transaction, or that if approved, the transaction will ultimately be consummated or that Seneca will be able to successfully develop the in-licensed assets.

In addition to the anticipated development of in-licensed or acquired technologies, the Company plans to continue to maintain NSI-566 (stem cell) and NSI-189 (small molecule) and related clinical programs and will seek to partner these assets for further development.

The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in the People’s Republic of China. Our operations to date have primarily focused on developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates. The Companies operations will continue to be focused on development activities, including conducting pre-clinical testing and human clinical trials of novel product candidates licensed from QYuns for the treatment of various diseases.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at September 30, 2019, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts. In July 2019, we completed an underwritten public offering of our securities which resulted in net proceeds of approximately $6.6 million (See Note 4).

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

We have spent and will continue to spend substantial funds in the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates and we anticipate spending additional funds to maintain these programs as we seek partners to further their clinical development. Additionally, if the QYuns transaction is consummated, we anticipate spending substantial funds on the development of the in-licensed programs with the goal of ultimately obtaining approval from the United States Food and Drug Administration (the “FDA”) and its international equivalents regulatory agencies, to market and sell our products. We have also begun spending funds on the evaluation and new assets and technologies with the goal of acquisition and development. No assurance can be given that (i) the FDA or any other regulatory agency will grant approval for us to market and sell our product candidates, (ii) if regulatory approval is granted, that we will ever be able to sell our proposed products or be profitable, or (iii) that we will be able to identify and acquire and/or in-license promising new assets or technologies.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the nine months ended September 30, 2019 and 2018, we recorded approximately $382,000 and $318,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding includes outstanding “prefunded” warrants with an exercise price of $0.0001. (see Note 4)

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of convertible preferred stock, stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2019 and 2018. A total of approximately 7.3 and 0.5 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and nine-month periods ended September 30, 2019 and 2018, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the three- or nine-month periods ended September 30, 2019 or 2018.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term. See Note 5, Commitments and Contingencies, for additional disclosures.

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

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

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

At September 30, 2019 and December 31, 2018, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$583,734	$583,734
Balance at December 31, 2018	$-	$-	$583,734	$583,734

Liability classified stock purchase warrants	$-	$-	$166,938	$166,938
Balance at September 30, 2019	$-	$-	$166,938	$166,938

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2019:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - gain	(416,796)
Balance at September 30, 2019	$166,938

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

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of September 30, 2019, we have approximately 8.5 million shares of common stock reserved for issuance upon the granting of awards under our equity incentive plans and the exercise of outstanding equity-linked instruments.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in the statements of operations are as follows:

	Three Months Ended September 30,
	2019	2018

Research and development expenses	$-	$22,917
General and administrative expenses	294,600	111,778
Total	$294,600	$134,695

	Nine Months Ended September 30,
	2019	2018

Research and development expenses	$200,337	$110,417
General and administrative expenses	561,007	459,856
Total	$761,344	$570,273

Stock Options

A summary of stock option activity and related information for the nine months ended September 30, 2019 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2019	81,674	$215.60	5.1	$-
Granted	228,183	$7.78
Exercised	-	$-		$-
Forfeited	(10,127)	$86.07
Outstanding at September 30, 2019	299,730	$61.78	7.9	$-

Exercisable at September 30, 2019	206,347	$86.15	7.2	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$5.90	-	$6.00	58,010	$5.99	9.3	$-
$7.20	-	$8.80	162,593	$8.51	9.2	-
$22.20	-	$99.20	36,138	$33.20	5.6	-
$107.40	-	$1,102.41	42,989	$362.61	2.9	-
			299,730	$61.78	7.9	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. The Company generally uses the “simplified method” to estimate expected life. Significant assumptions used in these models include:

	Nine Months Ended September 30,
	2019			2018

Annual dividend		-			-
Expected life (in years)	4.8	-	5.5	2.5	-	5.3
Risk free interest rate	1.8%	-	2.5%	2.7%	-	2.8%
Expected volatility	97%	-	115%	97%	-	117%

Options granted in the nine months ended September 30, 2019 and 2018, had a weighted average grant date fair value of $3.45 and $15.40 per share, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2019 was approximately $384,000 to be recognized over approximately 0.7 years.

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

In the nine months ended September 30, 2019 and 2018, we granted 4,904 and 2,253 RSU’s, respectively. RSUs granted in the nine months ended September 30, 2019 and 2018, had a weighted average grant date fair value of $5.90 and $22.20, respectively.

RSUs vesting in the nine months ended September 30, 2019 had a total value of approximately $6,400.

At September 30, 2019, we had 5,467 outstanding RSUs with a weighted average grant date fair value of $29.62 and a total intrinsic value of approximately $10,400. Unrecognized compensation cost for unvested RSUs at September 30, 2019 was approximately $22,000 to be recognized over approximately 0.8 years.

In the nine months ended September 30, 2019, 1,127 RSU’s having an intrinsic value of approximately $10,400 were converted. No RSU’s were converted in the nine months ended September 30, 2018.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

In the nine months ended September 30, 2019 and 2018, we granted 15,689 and 2,253 shares of restricted stock, respectively. Restricted stock granted in the nine months ended September 30, 2019 and 2018, had a weighted average grant date fair value of $5.95 and $22.20, respectively.

Restricted stock vesting in the nine months ending September 30, 2019, had a weighted average grant date fair value of $9.73 and a total intrinsic value of approximately $14,500.

At September 30, 2019, we had 11,972 shares of restricted stock outstanding with an average grant date fair value of $5.95. Unrecognized compensation cost for unvested restricted stock awards at September 30, 2019 was approximately $71,300 to be recognized over approximately 0.8 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At September 30, 2019, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

In February 2019, we granted 25,000 warrants to an outside third party as partial compensation for services. The warrants have an exercise price of $6.00, expire January 2024 and have a grant date fair value of $3.80 per warrant. The warrants vest 25% on grant and 75% on completion of initial services; the warrants were fully vested as of September 30, 2019. The warrants were valued using the Black-Scholes option pricing model with the following inputs: no annual dividend, expected life of 2.5 years, risk-free rate of 2.5% and expected volatility of 110%.

In July 2019, in connection with our underwritten public offering, we issued the following equity classified common stock purchase warrants: (i) 3,194,443 short-term common stock purchase warrants with an exercise price of $2.70 per share, exercisable immediately and expiring on December 31, 2020; (ii) 3,194,443 long-term common stock purchase warrants with an exercise price of $2.70 per share, exercisable immediately and expiring 5-years from issuance and (iii) 2,361,462 “prefunded” common stock purchase warrants with an exercise price of $0.0001 per share, exercisable immediately with no expiration date. As of September 30, 2019, 1,313,296 of the “prefunded warrants” had been exercised generating approximately $100 in proceeds.

In connection with the July public offering we also granted the underwriters 222,223 equity classified common stock purchase warrants with an exercise price of $3.375 per share, exercisable immediately and expiring 5-years from issuance.

A summary of outstanding warrants at September 30, 2019 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
	$0.0001		1,048,166	perpetual
$2.19	-	$2.70	6,538,035	December 2020	-	August 2024
$3.38	-	$17.50	406,223	October 2023	-	July 2024
$22.20	-	$782.60	26,479	October 2019	-	July 2023
			8,018,903

Preferred and Common Stock

We have outstanding 200,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 38,873 shares of the Company’s common stock subject to certain ownership restrictions. In July 2019, 334,809 Series A 4.5% Convertible Preferred Stock shares were converted into 65,077 shares of common stock in accordance with their terms.

In July 2019, we completed an underwritten public offering of 416,315 units (“Units”) and 2,361,462 prefunded units (“Prefunded Units”) at a price of $2.70 per each unit resulting in gross proceeds of approximately $7.5 million. Each Unit was comprised of one share of common stock, one short-term warrant and one long-term warrant. Each Prefunded Unit was comprised of one prefunded-warrant, one short-term warrant and one long-term warrant. The prefunded warrants have an exercise price of $0.0001 per share and are exercisable at any time from issuance until all prefunded warrants are exercised. The short-term and long-term warrants have an exercise price of $2.70 per share and are exercisable immediately. The short-term warrant expires December 31, 2020 and the long-term warrant expires five-years from issuance. The net proceeds of the offering were approximately $6.6 million, after deducting underwriting discounts and commissions and offering expenses. In addition to the above units, the underwriters exercised their option and purchased an additional short-term 416,666 additional short-term and 416,666 additional long-term warrant combinations at the public offering price per share and per warrant combination, before deducting underwriting discounts and commissions. The securities were sold pursuant to a registration statement on Form S-1 (file no. 333- 232273).

Note 5.   Commitments and Contingencies

Leases

We currently operate one facility located in the United States and one facility located in the Peoples Republic of China both of which are classified as operating leases.

Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,700 per month. This lease has an original term of 12 months and expires on December 31, 2019. We did not establish ROU assets or lease liabilities for this short-term lease.

We also lease approximately 11,300 square feet of research facility in the People’s Republic of China. This lease commenced in September 2019, provides for minimum lease payments of approximately $4,400 per month, expires in September 2024 and provides us with a future first right of refusal for extending the lease beyond its expiration. This lease currently represents our lone long-term operating lease.

Our long-term operating lease and related sublease for our San Diego facility both terminated in August 2019. We recognized other income of approximately $86,100 from this sublease for the nine months ended September 30, 2019.

We recognized total rent expense of approximately $164,500 and $134,100 in the nine months ended September 30, 2019 and 2018, respectively. Included in the 2019 expense is approximately $83,900 relating to our short-term leases. Lease costs, net of sublease income, for the nine months ended September 30, 2019 consisted of the following:

Operating lease cost	$141,300
Variable lease cost	23,200
Sublease income	(86,100)
Total net lease cost	$78,400

In the nine months ended September 30, 2019, we established approximately $204,300 of ROU assets as the result of entering into new lease arrangements.

At September 30, 2019, we have approximately $204,300 of right of use asset included in ROU and Other Assets and approximately $183,500 of lease liability the current portion of which is included in Other Current Assets and the long term portion of which is included in Lease Liability, Net of Current Portion in our consolidated balance sheets. The lease liability was calculated using a discount rate of 12.75%.

Maturities of our lone long-term operating lease as of September 30, 2019 were as follows:

Future undiscounted cash flows:
Remainder 2019	$11,845
2020	52,482
2021	53,498
2022	55,118
2023	56,920
2024	13,390
Total	243,253
Discount factor	(59,733)
Lease liability	183,520
Less current liability	(30,888)
Non-current lease liability	$152,632

Other

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

In March 2019, in conjunction with the employee’s termination, we entered into a consulting agreement and release of claims agreement with the employee. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. At September 30, 2019, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 7.   Subsequent Events

Effective October 28, 2019, the Company filed an amendment to it amended and restated certificate of incorporation changing the Company’s name from Neuralstem, Inc. to Seneca Biopharma, Inc.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Seneca” refers to Seneca Biopharma, Inc. and its subsidiaries. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2019), unless another date is specified. On July 17, 2019, we completed a 1-for-20 reverse stock split of our common stock. All share and per shares information in this report have been adjusted to reflect the reverse stock split. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-and nine-month periods ended September 30, 2019 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the three-and nine-month periods ended September 30, 2019 to the comparable period of 2018.

•	Liquidity and Capital Resources— An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our patented technology platform has three core components:

•	Over 300 lines of human, regionally specific neural stem cells, some of which have the potential to be used to treat serious or life-threatening diseases through direct transplantation into the central nervous system;

•	Proprietary screening capability – our ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds against nervous system disorders; and

•	Small molecules that resulted from Seneca’s neurogenesis screening platform that may have the potential to treat wide variety of nervous system conditions.

To date. our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program.

We believe this technology, in partnership with appropriate development expertise, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease. We intend to maintain these programs with the goal of finding suitable development partners.

On October 31, 2019 the Company announced it had entered into a non-binding term sheet with Jiangsu QYuns Therapeutics Co., Ltd., (“QYuns”) to exclusively license certain of QYuns Therapeutics’ assets, a pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune disease. Subject to entering into a definitive agreements and receiving necessary approvals, Seneca and QYuns will enter into a royalty- and milestone-free, perpetual, non-cancelable, exclusive worldwide, other than in Greater China (which includes Hong Kong, Macau and Taiwan and certain other Asian territories) license to develop and commercialize the licensed assets. Subject to completing the transaction contemplated by the term sheet, which is subject to several conditions including the parties entering into definitive agreements as well as approval by Seneca’s shareholders, we intend to focus our development activities on the licensed pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune and other diseases.

In-licensing or Acquisition Strategy

We have initiated an in-licensing and/or acquisition strategy to further expand our product pipeline. This strategy has resulted in the Seneca entering into a non-binding term sheet with QYuns. We believe that this element of our corporate strategy could diversify the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success.

Proposed In-licensed Assets

Provided we are able to complete the in-licensing of assets from QYuns, we intend to focus our development activities on the licensed cytokine-targeted monoclonal antibodies.

The in-licensing of the proposed assets is subject to several conditions including the parties entering into definitive agreements as well as approval by Seneca’s shareholders. As consideration for the license, Seneca will issue QYuns an as yet to be determined number of equity securities. Seneca can give no assurance that the parties will enter into such definitive agreements, that Seneca’s shareholders will approve the transaction, or that if approved, the transaction will ultimately be consummated or that Seneca will be able to successfully develop the in-licensed assets.

Existing Clinical Programs

Historically, we have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. Below is a description of our existing clinical programs.

Based on our cash position, we have refocused our development efforts on our exploratory Phase 2 study of NSI-566 for the treatment of Ischemic Stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory), development of a regulatory plan for NSI-566 in ALS and studies that are being funded by grants. At this time, we anticipate that additional funds for these programs will be focused on maintaining the cell lines, patents, clinical material and data, and relevant licenses associated with these clinical programs as we seek partners for further development.

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

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), stroke, and spinal cord injury (“SCI”). To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS and a Phase1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke. Each of these studies are currently in their long-term follow-up stage. In August 2018, we initiated an exploratory Phase 2 study of NSI-566 for the treatment of Ischemic Stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). The study is a randomized, double-blind, sham-surgery controlled Phase 2 trial which has enrolled its final subject. We have also conducted a Phase 1 open label study to evaluate the safety of implanting NSI-566 in subjects with chronic SCI.

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

Clinical Experience with NSI-566

Ischemic Stroke

In 2013 we commenced an open label, exploratory, Phase 1 safety and dose escalation study to test transplantation of NSI-566 in human subjects for the treatment of motor deficits due to ischemic stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). The trial was conducted at BaYi Brain Hospital in Beijing, China and sponsored by Suzhou Neuralstem, a wholly owned subsidiary of Seneca in China. This study was intended to evaluate the safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose. We completed dosing the final cohort in March 2016, for a total of nine subjects. Subjects were monitored through a 24-month observational follow-up period. Delivery of NSI-566 cells in this population appeared to be safe and well tolerated at all doses.

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

In August 2018, we initiated an exploratory Phase 2 trial which is a randomized, double-blind, sham-surgery controlled study (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory). Up to 24 eligible patients will be assigned either to receive NSI-566 stem cells (72 million cells) or sham-surgery at 1:1 ratio. All operations are being conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital. The trial has completed patient enrollment and we anticipate having clinical results data in the second half of 2020.

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

Employees

As of October 31, 2019, we had five (5) full-time employees. We also use the services of several outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware in 2001. On October 28, 2019 we changed our name from Neuralstem, Inc. to Seneca Biopharma, Inc. Our principal executive offices are located at 20271 Goldenrod Lane, Germantown, Maryland 20876, and our telephone number is (301) 366-4841. Our website is located at www.senecabio.com.

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

Going Concern

Our auditors' report issued in connection with our December 31, 2018 financial statements expressed an opinion that due to recurring losses from operations and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2020. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the nine- month periods ended September 30, 2019 and 2018, no significant impairment losses were recognized.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

During each of the three months ended September 30, 2019 and 2018 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties.

Operating Expenses

Operating expenses for the three months ended September 30 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$825,486	$897,098	$(71,612)	(8%)
General and administrative expenses	1,301,189	1,188,076	113,113	10%
Total operating expenses	$2,126,675	$2,085,174	$41,501	2%

Research and Development Expenses

The decrease of approximately $72,000 or 8% in research and development expenses for the three months ended September 30, 2019 compared to the comparable period of 2018 was primarily attributable to a $225,000 decrease in our clinical trial activities, a $59,000 decrease in our personnel and related costs and a $50,000 loss in prior year related to our lease abandonment partially offset by $207,000 increase in our R&D consulting relating to evaluating strategic alternatives and $49,000 decrease in reimbursements (net increase in expense) under our grants. Going forward our R&D spending will be dedicated to completing various clinical activities and the continued evaluation of strategic program options and opportunities.

General and Administrative Expenses

The increase of approximately $113,000 or 10% in general and administrative expenses for the three months ended September 30, 2019 compared to the comparable period of 2018 was primarily attributable to a $183,000 increase in our non-cash share-based compensation expense partially offset by a decreases due to our continued cost cutting efforts and a $67,000 decrease in tax expense.

Other income (expense)

Other income, net totaled approximately $361,000 and $252,000 for the three months ended September 30, 2019 and 2018, respectively.

Other income, net in 2019 consisted primarily of approximately $321,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants, $27,000 of sublease income and $15,000 of interest income.

Other income, net in 2018 consisted primarily of approximately $236,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants and $18,000 of interest income.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

During each of the nine months ended September 30, 2019 and 2018 we recognized revenue of $7,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the nine months ended September 30, 2018, we recognized $250,000 of revenues related to milestone-based royalties related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research and development expenses	$3,294,402	$3,081,319	$213,083	7%
General and administrative expenses	3,217,613	3,630,822	(413,209)	(11%)
Total operating expenses	$6,512,015	$6,712,141	$(200,126)	(3%)

Research and Development Expenses

The increase of approximately $213,000 or 7% in research and development expenses for the nine months ended September 30, 2019 compared to the comparable period of 2018 was primarily attributable to a $528,000 increase in consulting fees, primarily related to evaluating strategic alternatives and a $90,000 increase in non-cash shared-based compensation expense partially offset by a $225,000 decrease in our clinical trial activities as well as a $122,000 decrease in various expenses resulting from our cost saving activities.

General and Administrative Expenses

The decrease of approximately $413,000 or 11% in general and administrative expenses for the nine months ended September 30, 2019 compared to the comparable period of 2018 was primarily attributable to our continued cost cutting efforts including a $378,000 decrease in consulting and professional fees, along with along with a $146,000 decrease in tax and insurance expenses partially offset by a $101,000 increase in non-cash share-based compensation expense.

Other expense

Other income, net totaled approximately $185,000 and $1,850,000 for the nine months ended September 30, 2019 and 2018, respectively.

Other income, net in 2019 consisted primarily of approximately a $368,000 loss related to the write-off of a related party receivable partially offset by a $417,000 of non-cash gain related to the fair value adjustment of our liability classified stock purchase warrants, $86,000 of sublease income and $55,000 of interest income.

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

We had cash and cash equivalents of approximately $7.3 million at September 30, 2019. On July 30, 2019, we completed a firm commitment underwritten public offering of our securities which resulted in approximately $6.6 million of net proceeds.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand, after taking into account our July offering, will be sufficient to fund our operations, into the third quarter of 2020. As explained in Note 1 to our financial statements, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2019 compared to 2018

	Nine Months ended September 30,		Favorable (Unfavorable)
	2019	2018	$	%

Net cash used in operating activities	$(5,206,748)	$(6,034,389)	$827,641	14%
Net cash provided by investing activities	$-	$5,000,000	$(5,000,000)	100%
Net cash provided by financing activities	$6,726,232	$101,761	$6,624,471	(6510%)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019, of approximately $5,207,000 reflects our $6,314,000 loss for the period adjusted for certain non-cash items including: (i) $761,000 of share-based compensation, (ii) a $417,000,000 gain related to the change in fair value of our liability classified warrants, (iii) $362,000 of bad debt expense and (iv) $287,000 of net cash inflows related to changes in operating assets and liabilities.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in the nine months ended September 30, 2019

For the nine months ended September 30, 2018 cash provided by investing activities was comprised solely of proceeds from the maturity of our short-term investments.

Net Cash Used in by Financing Activities

For the nine months ended September 30, 2019, cash used in financing activities consisted of $6.6 million of net proceeds generated from the sale of our common stock and warrants coupled with borrowings and payments under our short-term debt used to finance insurance premiums.

For the nine months ended September 30, 2018, cash provided by financing activities consisted of our borrowings and payments under our short-term debt used to finance insurance premiums.

Future Liquidity and Needs

We have incurred significant operating losses and negative cash flows since inception. We have not been able to generate significant revenues nor achieved profitability and may not be able to do so in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We have relied on cash balances and the proceeds from the offering of our securities, exercise of outstanding warrants and grants to fund our operations.

We intend to pursue opportunities to obtain additional funds through the out license or sale of our existing clinical programs in addition to financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through October 31, 2019 we have sold approximately $12.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3.

On July 30, 2019, we completed a firm commitment underwritten public offering of our securities. The offering resulted in net proceeds of approximately $6.6 million, after deducting underwriting discounts and commissions and offering expenses. The securities in this offering were sold pursuant to a registration statement on Form S-1(file no. 333- 232273).

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at September 30, 2019 was approximately $7.3 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2020. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

If we are unable to execute on our in-licensing and acquisition strategy, our business could be materially impacted.

During 2019 we initiated an in-licensing and acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating pre-clinical and clinical stage opportunities in therapeutic areas that can benefit from our current product candidates or core expertise in drug development. Although we believe this strategy could diversify some of the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success, it is extremely costly and expensive. At present, we are focusing a majority of our efforts and capital resources on such strategy and have greatly reduced our other development activities. If we are not ability to successfully execute this strategy, our business will be materially impacted.

The liquidity of our common stock and shareholder’s ability to sell their shares has been affected by our recent reverse stock split.

On July 17, 2019 we effected a 1-for-20 reverse stock split. As a result of the reverse stock split the liquidity of our common stock has decreased as a result of the corresponding reduction in the number of shares that are outstanding following such split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

If we are unable to satisfy NASDAQ maintenance requirements, our common stock may be delisted from NASDAQ, which could impair the liquidity and the value of our common stock.

Our continued listing on NASDAQ generally requires that we meet certain listing maintenance requirements. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock currently meet NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will continue to meet the criteria for continued listing.

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

Commencing in 2017, we have seen a dramatic decrease in the price of our common stock. More recently, in July of 2019 we effected a 1-for-20 reverse stock split and completed an underwritten public offering of our securities. Commencing from the time our reverse stock split became effective, we have seen an even more drastic decrease in the price of our common stock. Plaintiffs have often initiated securities class action litigation against a company following periods of significant decreases in the market price of the company’s securities. As a result, we may become the target of litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources from our operations and business.

We have a history of losses.

Since inception in 1996 through September 30, 2019, we have accumulated losses totaling approximately $219.9 million. As of September 30, 2019, we had a working capital surplus of approximately $6.4 million and stockholders’ equity of approximately $7.0 million. Our net losses for the two most recent fiscal years have been approximately $4.9 million and $15.7 million for 2018 and 2017, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of September 30, 2019, we had cash, cash equivalents and short-term investments on hand of approximately $7.3 million. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Our business is significantly dependent on our product candidates which are currently at different phases of pre-clinical and clinical development or that we may acquire or in-license in the future. The process to approve our product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If we are not successful in developing our current or future product candidates, we will have invested substantial amounts of time and money without developing revenue-producing products.

Our current and future product candidates are not likely to be commercially available for at least several years, if at all. Our development schedules for our current and future product candidates may be affected by a variety of factors, including difficulties in identifying and in-licensing or acquiring such future products candidates, technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our product candidates could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved, and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any of our proposed product candidates.

Our business relies on technologies that we may not be able to commercially develop.

We have allocated most of our resources to the development of our stem cell and small molecule technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies that may have limited human application. We cannot guarantee that we will be able to develop our current or future technologies or that if developed, our technologies will result in commercially viable products or have any commercial utility or value. We anticipate that the commercial sale of our proposed products and/or royalty/licensing fees related to our technologies, will be our primary sources of revenue. If we are unable to develop our technologies, we may never realize any significant revenue. Additionally, given the uncertainty of our technologies, product candidates and the need for government regulatory approval, we cannot predict when, or if ever, we will be able to realize revenues related to our products. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities for the foreseeable future.

Our stem cell therapy programs rely on experimental surgical devices and highly invasive experimental surgical procedures.

We are subject to the risks inherent in the use and development of experimental surgical devices and procedures. We have limited experience with medical devices and must rely on outside consultants and manufacturers to develop and seek any required approvals for the device we use in connection with our stem cell therapy program. Additionally, the surgical procedures required to administer stem cell therapies are experimental, highly invasive and is required to be performed by highly experienced neurosurgeons who have received special training. We cannot guarantee consistent and safe performance of these devices or the surgical procedures. A surgery related adverse event may result in a clinical hold and may have long-term and damaging effects on our ability to complete development of the stem cell therapy programs, including the completion of any ongoing or planned clinical trials. Even if one or more of our programs is successful and receives marketing approval from a regulatory authority, due to the specialized nature of the device and surgical procedure, there may not be sufficient train surgeons to administer our therapy.

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

We currently outsource most of the manufacturing related to our current product candidates to third party contractors and as such have limited ability to adequately control the manufacturing process and the safe storage thereof. Additionally, we may also outsource manufacturing related to any future product candidates that are in-licensed or acquired. Any manufacturing or storage irregularity, error, or failure to comply with applicable regulatory procedure would require us to find new third parties to outsource our manufacturing and storage responsibilities or our business would be impacted.

If we are unable to complete pre-clinical and clinical testing and trials or if clinical trials of our current or future product candidates are prolonged, delayed, suspended, terminated or fail to reach their endpoints, our business and results of operations could be materially harmed.

Prior to being able to commercialize any of our current or future product candidates, we will need to complete clinical trials. If we are unable to satisfactorily complete our other trials, or if such trials also yield unsatisfactory results, we may be unable to obtain regulatory approval for and commercialize our proposed products. No assurances can be given that our clinical trials will be completed or result in successful outcomes. A number of events, including any of the following, could delay the completion of our planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

Our current and future product candidates may be significantly more expensive to manufacture than other drugs or therapies currently on the market today. Even if we can receive approval for the reimbursement of our proposed products the amount of reimbursement may be significantly less than the manufacturing costs of our products. Additionally, other market factors may limit the price which we can charge for our proposed products while still being competitive. Accordingly, even if we are successful in developing our proposed products, we may not be able to charge a high enough price for us to earn a profit.

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

We currently do not have the in-house capability to conduct clinical trials for our current or future product candidates. We rely, and will rely in the near future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Our preclinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

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

In July 2019, we completed a firm commitment underwritten public offering of our securities. The offering resulted in, assuming the exercise of all warrants included in the offering, the issuance of approximately 8.3 million shares of our common stock, or approximately 89% of our issued and outstanding common stock. Transactions, such as the July offering, that result in a large amount of newly issued shares that are readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of September 30, 2019, we had 149,136 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our July 2019 offering, the Price Protection Warrants all had their exercise prices adjusted to $2.19 per share. On July 31, 2019, the closing price of our common stock was $2.20. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2019, we have issued and outstanding 2,818,291 shares of common stock and we have 8,530,401 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. Included in this amount is 1,048,166 shares issuable upon exercise of our $0.0001 strike price, prefunded warrants initially issued in connection with our July public offering. As of September 30, 2019, we had 200,000 shares of preferred stock issued and outstanding which are convertible into 38,873 shares of our common stock. Accordingly, as of September 30, 2019, we are entitled to issue up to 288,651,308 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	In December 2018, as an inducement to Dr. Carter’s employment, we granted an Inducement Option to purchase 40,000 shares of common stock at an exercise price of $8.50 per share. The Inducement Option has a term of ten years, and vests as follows: 10,000 on the January 1, 2019 employment start date, 10,000 over the two-year period from the employment start date and 20,000 based on the achievement of certain performance-based milestones. The Inducement Option also provides that if within 12 months following the employment start date, the Company enters into a transaction to sell securities in a capital raising effort Mr. Carter will be awarded additional options based on his percentage ownership prior to such transaction. As a result of the July 2019 underwritten offering of securities, the number of shares into which Dr. Carter’s inducement grant is exercisable into was increased by 116,213 to 156,213. All other terms of the inducement grant remain the same.

•	During February 2019, as compensation for service on the board, we made a conditional grant to Binxian Wei of options to purchase 5,925 shares of our common stock. The grant was conditional upon the Company receiving shareholder approval of such grant. The Company obtained such approval on June 12, 2019. The options have a term of 10 years, vest quarterly over the grant year and have an exercise price of $8.80.

•	During February 2019, as partial compensation for consulting services, we issued to one of our consultants, stock purchase warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. 25% of the warrants are exercisable on the grant date and 75% are exercisable upon completion of initial services. The warrants have a five-year term commencing on January 2019.

•	During June 2019, as compensation for service on the board, we issued to a new director stock options to purchase 455 shares of common stock at an exercise price of $7.20 per share. The options were issued pursuant to our 2019 Equity Incentive Plan, have a term of 10 years and vested on June 30, 2019.

•	During July 2019, as compensation for service on the board, we issued certain equity awards to members of our board pursuant to our 2019 Equity Incentive Plan. Specifically, we issued stock options to purchase 65,590 shares of common stock at exercise prices ranging from $5.90 to $6.00; 4,904 restricted stock units and 15,689 shares of restricted stock. The awards all vest quarterly over the board year and the options and restricted stock units have a term of 10 years.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(ii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K	3.01	001-33672	10/30/19

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock	8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015	8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07	10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05	SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05	SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan	10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB		4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K		4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A		10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K		4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K		4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K		4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12
4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018 and on 9/1/13/2019	*

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan		8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant from May 2016 Public Offering dated May 6, 2016		8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016		8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate		8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017		8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.41**	Neuralstem 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.42**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.43**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.44**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.45	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.46	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering		8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018		8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement		8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers		8-K	10.03	001-33672	12/12/18

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SENECA BIOPHARMA, INC.

Date: November 14, 2019	/s/ Kenneth Carter
Kenneth Carter, PhD, Executive Chairman