Form 10-K
period 2019-12-31
Seneca Biopharma, Inc.
filed 2020-03-27
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $4,578,167.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 29, 2020 was 9,428,011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

SENECA BIOPHARMA, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem,” “Seneca” and “Registrant” refer to Seneca Biopharma, Inc. and its subsidiary. Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock. Additionally, any reference to our “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, future research and development expenses, anticipated cash expenditures, regulatory applications and approvals, and third-party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.” These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those described in the forward-looking statements These Forward-looking statements by their nature address matters that are uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to identify and in-license compounds and/or assets, conduct and obtain successful results from our clinical trials, retain management and operate our business, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed products, protect our intellectual property rights and obtain additional financing to continue our development efforts and execute on our business plans. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2019), unless another date is specified.

ITEM 1.	BUSINESS

Overview

In October 2019, we changed our name from Neuralstem, Inc. to Seneca Biopharma, Inc. Historically, we have been primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration (“FDA”), and its international counterparts, to market and commercialize such therapies. In early 2019 we commenced an in-licensing and acquisition strategy in which we are evaluating novel therapeutics that could benefit from our development experience with the goal of developing such technologies for commercialization.

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

3.	Small molecules that resulted from Seneca’s neurogenesis screening platform that may have the potential to treat a wide variety of nervous system conditions.

To date, our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program. A component of our strategy is seeking an asset sale, out-license, or global development partnerships to further development of NSI-566 and NSI-189. We have recently initiated a formal initiative aimed at securing partners to advance the clinical development of these two programs.

We believe this technology, in partnership with an established biopharmaceutical company with the appropriate development expertise and financial resources, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease. We intend to maintain these programs with the goal of finding suitable development partners.

Recent Highlights

•	On October 31, 2019, the Company announced it had entered into a non-binding term sheet with Jiangsu QYuns Therapeutics Co., Ltd., (“QYuns”) for an exclusive license agreement for certain of QYuns Therapeutics’ assets, a pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune diseases. Subsequently, on January 10, 2020, we filed a Current Report on Form 8-K disclosing that we were not able to reach a definitive licensing agreement with QYuns and accordingly, no longer expected to complete this transaction.

•	On January 17, 2020 we entered into an agreement with certain accredited investors from our July 30, 2019 underwritten offering. Pursuant to the agreement the investors exercised certain warrants to purchase an aggregate of 5,555,554 shares of common stock having an initial exercise price of $2.70, at a reduced exercise price of $1.36 per share. In consideration for the immediate exercise of the warrants for cash, the exercising holders received new unregistered warrants exercisable into an aggregate of up to 5,555,554 shares of common stock, at an exercise price of $1.23 per share, 2,777,777 of which have a term of two years and 2,777,777 of which have a term of five years. The Company received approximately $7.55 million in gross proceeds.

Clinical Programs

Historically, we have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics.

Based on our cash position, we have refocused our development efforts primarily on our exploratory Phase 2 study of NSI-566 for the treatment of Ischemic Stroke (the results of which we do not believe will be able to be used in connection with any regulatory submission in any territory), development of a regulatory plan for NSI-566 in ALS and studies that are being funded by grants. At this time, we anticipate that additional funds for these programs will be focused on maintaining the cell lines, patents, clinical material and data, and relevant licenses associated with these clinical programs as we seek partners for further development.

Below is a description of our clinical programs, their intended indication and current stage of development:

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

Our proprietary technology enables the isolation and large-scale expansion of regionally specific neural stem cells from all areas of the developing human brain and spinal cord and enables the generation of commercially useful quantities of highly characterized allogeneic human neural stem cells that can be transplanted into patients to mitigate the consequences of CNS diseases or injury. We have developed and optimized processes that allow us to manufacture these cells under current Good Manufacturing Practices (cGMP) compliant conditions as required by the FDA for use in clinical trials and have generated cell banks which we believe are sufficient to provide material to meet our requirements through completion of Phase 3 studies. We have exclusive licenses for the manufacturing and use of the surgical platform and cannula that enable administration of the cells to the spinal cord for treatment. Based on our preclinical data we believe that our human neural stem cells will differentiate into neurons and glia after grafting into the patient and will provide neuroprotection and stimulate neuroregeneration.

Our lead stem cell program is the spinal cord-derived neural stem cell line, NSI-566, which is being tested for treatment of paralysis due to amyotrophic lateral sclerosis (ALS, or Lou Gehrig’s disease), ischemic stroke, and spinal cord injury (SCI). To date we have completed Phase 1 and Phase 2 safety and dose escalation studies in subjects with ALS and a Phase 1 safety and dose escalation study in subjects with motor deficits due to ischemic stroke. Each of these studies are currently in their long-term follow-up stage. In August 2018, we initiated a non-GCP (Good Clinical Practice) compliant randomized, double-blind, placebo-controlled Phase 2 trial in subjects with chronic ischemic stroke. We are also conducting a Phase 1 open label study to evaluate the safety of implanting NSI-566 in subjects with chronic SCI.

Motor Deficits Due to Ischemic Stroke

Over 700,000 individuals suffer stroke each year in the US, the majority of whom experience long-term functional deficits. Ischemic stroke, which accounts for about 75% of all strokes, occurs as a result of an obstruction within a vessel supplying blood to the brain. Post-stroke motor deficits include paralysis or weakness in arms and legs and speech impairment and can be permanent. In the US, approximately 1.8 million people live with paralysis due to stroke. We believe that NSI-566 may provide an effective treatment for restoring motor deficits resulting from ischemic stroke by creating new circuitry in the area of injury and promoting regeneration of neural tissue damaged by the ischemic event.

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2018 the United States Centers for Disease Control and Prevention reported that over 16,000 Americans have ALS, a prevalence of 5.2 cases per 100,000 people. In ALS, nerve cells (motor neurons) waste away or die and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons. We received orphan designation by the FDA for NSI-566 in ALS.

Chronic Spinal Cord Injury

SCI may result from trauma or disease affecting the spinal cord, and is in many cases a long term, chronic and disabling neurological condition. In the US it is estimated that there are 17,000 new cases of SCI per year, with a prevalence of 249,000-363,000 people. Chronic spinal cord injury (cSCI) refers to the window after recovery has plateaued, beginning approximately 6-12 months after injury. We believe that NSI-566 may provide an effective treatment for cSCI by “bridging the gap” in the spinal cord circuitry created following traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

Clinical Experience with NSI-566

Ischemic Stroke

In 2013 we commenced an open label, non-GCP compliant, Phase I safety and dose escalation study to test transplantation of NSI-566 in human subjects for the treatment of motor deficits due to ischemic stroke. The trial was conducted at BaYi Brain Hospital in Beijing, China and sponsored by Suzhou Neuralstem, a wholly owned subsidiary of Seneca in China. This study was intended to evaluate the safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose. We completed dosing the final cohort, for a total of nine subjects, in March 2016. Subjects were monitored through a 24-month observational follow-up period. Delivery of NSI-566 cells in this population appeared to be safe and well tolerated at all doses. There were no deaths or serious adverse events related to the treatment (Zhang et al., Stem Cells Transl Med 2019, 8(10):999-1007).

In August 2018, we initiated a non-GCP compliant Phase 2 trial which is designed as a randomized, double-blind, placebo-controlled study. A total of 22 subjects were randomized to receive NSI-566 stem cells (72 million cells) or sham-surgery at a 1:1 ratio. All operations were conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are being conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital. The final subject was enrolled in this study in August 2019, and the final visit for this subject is scheduled to occur in August of 2020.

Amyotrophic Lateral Sclerosis

In January 2010, we commenced a Phase 1 trial of NSI-566 in ALS at Emory University in Atlanta, Georgia. The purpose of the trial was to evaluate the safety of our proposed treatment and procedure in a total of 15 subjects. The dosing of subjects in the Phase 1 trial, as designed, was completed in August of 2012. We commenced a Phase 2 multisite clinical trial in subjects suffering from ALS in September of 2013 to further test the feasibility and safety of the treatment and procedure, and maximum tolerated dose of cells. The Phase 2 dose escalation trial enrolled 15 ambulatory subjects in five different dosing cohorts.

In June 2017, 24-month Phase 2 results and combined Phase 1 and Phase 2 data from our ALS trials were presented at the International Society for Stem Cell Research (ISSCR) Annual Meeting, Approaches to Treating ALS, Boston, Massachusetts, by principal investigator Eva Feldman, MD, PhD, Russell N. DeJong Professor of Neurology and Director of Research of the ALS Clinic at the University of Michigan Health. The data showed that the intraspinal transplantation of the cells was safe and well tolerated. Subjects from both the Phase 1 and Phase 2 continue to be monitored for long-term follow-up evaluations.

Chronic Spinal Cord Injury

In 2013, we received authorization from the FDA to commence a Phase 1 clinical trial to treat chronic spinal cord injury. The trial, which is taking place at The University of California, San Diego or UCSD, commenced in 2014 and the first subject was treated in October 2014. The study enrolled four AIS A classification thoracic spinal cord injury subjects (motor and sensory complete), one to two years’ post-injury at the time of stem cell treatment. In January of 2016 we reported six-month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events. In April of 2018 we enrolled the first subject in the second cohort of the trial, which included patients with AIS-A complete, quadriplegic, cervical injuries involving C5-C7 of their spinal cord. The final patient of this cohort was enrolled in March of 2019.

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

Pre-Clinical Experience with NSI-566 and other candidates in our stem cell pipeline

Our preclinical studies with NSI-566 have served to provide the foundation for our ongoing clinical trials by demonstrating performance and efficacy of this cell line in animal models for ALS (Hefferan et al., PLoS One 2012, 7(8):e42614; Xu et al., Transplantation 2006, 82(7):865-875; Xu et al., J Comp Neurol 2009, 514(4):297-309; Xu et al., Neurosci Lett 2011, 494(3):222-226; Yan et al., Stem Cells 2006, 24(8):1976-1985), spinal cord injury (Cizkova et al., Neuroscience 2007, 147(2):546-560; Lu et al., Cell 2012, 150(6):1264-1273; van Gorp et al., Stem Cell Res Ther 2013, 4(3):57), and ischemic stroke (Tajiri et al., PLoS One 2014, 9(3):e91408), and demonstrated safety in large animals (Raore et al., Spine 2011, 36(3):E164-E171; Usvald et al., Cell Transplant 2010, 19(9):1103-1122). Additional studies involving NSI-566 or other proprietary cell lines are directed at identifying new therapeutic candidates. These include: 1) an ongoing collaboration with investigators at the Miami Project to Cure Paralysis to evaluate the application of NSI-566 in preclinical animal models for traumatic brain injury (Spurlock et al., J Neurotrauma 2017, 34(11):1981-1995), and 2) evaluation of the ability of NSI-532.IGF1, a human neural stem cell line engineered to express the trophic factor IGF1, to reverse the cognitive impact of neurodegeneration in a mouse model of Alzheimer’s Disease (McGinley et al., Sci Rep 2018, 8(1):14776).

NSI-189 (Small Molecule Pharmaceutical Compound)

NSI-189 represents a new chemical entity that works through what appears to be a novel mechanism of action to stimulate neurogenesis of stem cells in the hippocampus, as well as generation of new synapses. Because impaired hippocampal neurogenesis has been linked with depression, we conducted clinical trials to evaluate the safety and effectiveness of NSI-189 in patients suffering from Major Depressive Disorder or MDD.

Major Depressive Disorder (MDD)

Major depressive disorder (also known as recurrent depressive disorder, clinical depression, major depression, unipolar depression, or unipolar disorder) is a mental disorder characterized by episodes of all-encompassing low mood accompanied by low self-esteem and loss of interest or pleasure in normally enjoyable activities. According to the World Health Organization, MDD is the leading cause of disability in the U.S. for persons age 15 to 44. In 2017, an estimated 17.3 million adults in the United States had at least one major depressive episode in the prior year. This number represented 7.1% of all adults in the US. (https://www.nimh.nih.gov/health/statistics/prevalence/major-depression-among-adults.shtml). Treatment of MDD is characterized by a high level of patient turnover due to low efficacy and high side effects. It is estimated that 67% of patients will fail their first line therapy, 75% will then fail their second line prescription and 80% will then fail their third line prescription (Rush et al., Control Clin Trials 2004, 25(1):119-142).

Clinical Experience with NSI-189

In 2011 we commenced a Phase 1A clinical trial to evaluate the safety and pharmacokinetics of NSI-189 in healthy volunteers. The study enrolled 41 healthy male and female subjects into a single ascending dose phase. No dose-limiting toxicity was observed, and no serious adverse events (AE) were noted. This study was followed in 2012 with a Phase 1B randomized, double-blind, placebo-controlled, multiple-dose escalation study to evaluate safety, tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) effects of NSI-189 phosphate in subjects with MDD. Trial data were presented in June 2014 at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP) and published in the journal Molecular Psychiatry (Fava et al., Mol Psychiatry 2016, 21(10):1372-1380). NSI-189 was well tolerated and there were no serious adverse events.

In May of 2016 we initiated an exploratory Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD in an outpatient setting. The study randomized 220 subjects into three cohorts: NSI-189 40 mg twice daily (BID), NSI-189 40 mg once daily (QD), or placebo, and was conducted under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital. The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS), compared to placebo. Both doses were well-tolerated with no serious adverse events reported.

On December 5, 2017, we presented an updated analysis – including reports on all secondary scales – from the Phase 2 study of NSI-189 in MDD at the 56th American College of Neuropsychopharmacology (ACNP) Annual Meeting. Three additional patient reported outcomes showed statistically significant improvements in depressive and cognitive symptoms; all three patient reported outcome scales (SDQ, CPFQ, and QIDS-SR) NSI-189 reached statistical significance over placebo.

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

NSI-189 appeared to be safe and well tolerated with no serious adverse events. There were no clinically meaningful changes in body weight or BMI, or in sexual function inventory. The study results have been published (Papakostas et al., Mol Psychiatry 2019, doi: 10.1038/s41380-018-0334-8).

Preclinical Experience with NSI-189

NSI-189 has shown promise in preclinical studies evaluating its impact in animal models for number of different disease indications, including:

1.	Ischemic stroke—in 2017 Tajiri and colleagues published a manuscript reporting that NSI-189 ameliorated motor and neurological deficits in a rodent model of ischemic stroke (Tajiri et al., J Cell Physiol 2017, 232(10):2731-2740)
2.	Radiation-induced cognitive dysfunction—in 2018 Allen and colleagues published a manuscript reporting that NSI-189 treatment could reverse cognitive deficits in rats caused by cranial irradiation, a model of cranial radiotherapy in the treatment of brain tumors (Allen et al., Radiat Res 2018, 189(4):345-353).
3.	Angelman syndrome—in 2019 Liu and colleagues published a manuscript reporting that NSI-189 reversed impairments in cognitive and motor deficits in a rodent model of Angelman syndrome and increased synaptic strength in sections of brains taken from these animals (Liu et al., Neuropharmacology 2019, 144:337-344). Angelman syndrome (AS) is a rare congenital genetic disorder caused by a lack of function in the UBE3A gene on the maternal 15th chromosome. It affects approximately one in 15,000 people - about 500,000 individuals globally. Symptoms of AS include developmental delay, lack of speech, seizures, and walking and balance disorders.
4.	Diabetes-associated peripheral neuropathy—in 2019 Jolivalt and colleagues published a manuscript reporting that NSI-189 mitigated or reversed disease-associated central and peripheral neuropathy in two rodent models of diabetes (Jolivalt et al., Diabetes 2019, (11):2143-2154). Improvements resulting from NSI-189 treatment were seen on multiple sensory and cognitive indices.

A common theme emerging from these and other preclinical studies has been the ability of NSI-189 to promote synaptogenesis as well as hippocampal neurogenesis, along with its neuroprotective properties. Due to the favorable safety profile seen in the Phase I and II clinical studies of NSI-189 and the impact on cognitive measures observed in the Phase II trial in MDD patients, we feel that this asset may have potential in treatment of one or more diseases including those described above. On August 9, 2018, NSI-189 received orphan designation for the treatment of Angelman syndrome.

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

Small Molecule Pharmaceutical Compounds.

Utilizing our proprietary stem cell-based screening capability, we have discovered and patented a series of small molecule compounds that includes NSI-189. We believe our low molecular weight organic compounds can efficiently cross the blood/brain barrier. In mice, research indicated that the small molecule compounds both stimulate neurogenesis of the hippocampus and increase its volume. We believe the small molecule compounds may promote synaptogenesis and neurogenesis in the human hippocampus thereby potentially providing therapeutic benefits in indications such as MDD and may also provide clinical benefit in indications such as Angelman Syndrome, Diabetic Neuropathy, Cognition, Stroke and Radiation Induced Cognitive Deficit.

Research and Development

Substantial resources have been and will be devoted to our research and development programs. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third party laboratories, consulting companies under our direct supervision, and through collaboration with academic institutions.

Manufacturing

We currently manufacture our cells both in-house and on an outsourced basis. We outsource the manufacturing of our pharmaceutical compounds and our clinical supply of stem cells to cGMP compliant third-party manufacturers. We manufacture neural stem cells in-house for use in our research and collaborative programs.

Intellectual Property

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts. We own or exclusively license 17 United States issued and pending patents and over 77 foreign issued and pending patents in the field of regenerative medicine, related to our stem cell technologies as well as our small molecule compounds. Our issued patents have expiration dates ranging from 2023 through 2038.

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

In-licensing or Acquisition Strategy

In addition to the development of our current product candidates, we have initiated an in-licensing and/or acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such candidates for commercialization. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in focusing on a limited product portfolio and therapeutic areas, thus potentially increasing our probability of commercial success.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with Good Laboratory Practice or GLP standard, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
•	Submission of the results of these studies to the FDA as part of an Investigational New Drug application or IND, which must become effective before clinical testing in humans can begin;
•	Manufacturing of investigational medicine under current Good Manufacturing Practice or cGMP standard;
•	Performance of adequate and well-controlled human clinical trials according to Good Clinical Practice or GCP and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
•	Submission to the FDA of a biological license application, or BLA, for any biologic or a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA or NDA; and
•	FDA review and approval of the NDA, or licensure, of the BLA.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process.

•	Phase 1. The product is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•	Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

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

Employees

As of February 29, 2020, we had five full-time employees. We also use the services of numerous outside consultants in business and scientific matters.

Our Corporate Information

We were incorporated in Delaware in 2001. On October 28, 2019, we changed our name from Neuralstem, Inc. to Seneca Biopharma, Inc. Our principal executive offices are located at 20271 Goldenrod Lane, Germantown, Maryland 20876, and our telephone number is (301) 366-4841. Our website is located at www.senecabio.com.

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

SENECA BIOPHARMA, INC

20271 Goldenrod Lane

Germantown, Maryland 20876

Attn: Investor Relations

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

Risks Relating to Our Stage of Development, Capital Structure, Acquisition and In-Licensing Strategy and Listing of Our Securities

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at December 31, 2019 was approximately $5.1 million. On January 17, 2020 we entered into an agreement with certain accredited investors from our July 30, 2019 underwritten offering. Pursuant to the agreement, we agreed to reduce the exercise price of 5,555,554 common stock purchase warrants from $2.70 to $1.36 in consideration for the immediate exercise of the warrants for cash and issued the investors an aggregate of 5,555,554 replacement warrants having an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a term of two years and 2,777,777 have a term of five years. We received approximately $6.8 million in net proceeds. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for more than 12 months from this filing. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2019 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

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

We may experience intense competition related to the acquisition and/or in-licensing of assets.

We expect to encounter intense competition from other entities undertaking similar acquisition and/or in-licensing strategies. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying, licensing and/or acquiring therapeutic assets. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We may be subject to uncertainty in the competitive environment of a target.

In the event that we succeed in completing an acquisition and/or the in-licensing of a therapeutic assets, we will, in all likelihood, become subject to intense competition from competitors developing similar assets and therapies that target the same indication. In particular, certain indications or therapeutic areas with greater market potential frequently attract a large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target asset cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a transaction, we will have the resources to compete effectively.

We may pursue a target asset outside the United States which would subject us to additional risks relating to doing business in a foreign country

We may effectuate an acquisition and/or in license a target asset from outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of information, different business practices, different regulatory practices and other cultural differences and barriers, may make it difficult to evaluate such a target assets, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

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

Our continued listing on NASDAQ generally requires that we meet certain listing maintenance requirements. Presently, the price of our common stock has been below $1.00 per share and accordingly, below the NASDAQ maintenance requirement for minimum bid. If we are unable to satisfy NASDAQ’S continued listing requirements, our common stock may be delisted from NASDAQ. In such event, trading in our common stock would likely take place on the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through delays in the timing of transactions, a reduction in security analysts and new media coverage and lower prices for our common stock than might otherwise be obtained. While the shares of our common stock currently meet NASDAQ listing requirements and are currently listed on The Nasdaq Capital Market, there can be no assurance that we will continue to meet the criteria for continued listing.

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

We have a history of losses.

Since inception in 1996 through December 31, 2019, we have accumulated losses totaling approximately $222 million. As of December 31, 2019, we had a working capital surplus of approximately $4.4 million and stockholders’ equity of approximately $5.1 million. Our net losses for the two most recent fiscal years have been approximately $8.4 million and $4.9 million for 2019 and 2018, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2019, we had cash, cash equivalents and short-term investments on hand of approximately $5.1 million. In January 2020, as a result of certain investors exercising outstanding common stock purchase warrants, we were able to raise an additional $6.8 million, net. We anticipate that based upon our cash position on December 31, 2019, and taking into account the $6.8 million in cash that we received in January, we will be able to fund our operations for more than 12 months after this filing. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval and equivalent international approvals to market such products. We will require additional capital to conduct research and development, establish and conduct clinical and pre-clinical trials, enter into commercial-scale manufacturing arrangements and to provide for marketing and distribution of our products. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure additional financing, we may be unable to meet our obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all our research and product development programs.

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

Seemingly positive results from pre-clinical or clinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in pre-clinical studies or during our Phase 1 and Phase 2 studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we may experience potentially significant delays in, or be required to abandon development of that product candidate. Additionally, failure to demonstrate safety and efficacy results acceptable to the FDA in later stage trials could impair our development prospects and even prevent regulatory approval of our current and future product candidates. Any such delays or abandonment in our development efforts of any of our product candidates would materially impair our ability to generate revenues.

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

We entered into employment contracts with members of our senior management team that contain significant anti-termination provisions which could make future changes in management difficult or expensive.

We have entered into employment agreements with members of our senior management team. These agreements may require the payment of severance in the event one of these employees ceases to be employed. These provision makes the replacement of these employees very costly and could cause difficulty in effecting any required changes in management or a change in control.

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

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities as well as the execution of our acquisition and/or in-licensing strategy. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. To date, this outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage or plan to engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business or plan to conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct or plan to conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

In January 2020, we completed an inducement offering pursuant to which we reduced the exercise price of outstanding warrants in exchange for the holder exercising such warrants for cash. As a result, we issued 5,555,554 shares of common stock, or approximately 61% of our issued and outstanding common stock. Transactions, such as the inducement offering, that result in a large amount of newly issued shares that are readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell our securities at prices lower than the current exercise price of such warrants, which may have a negative impact on the trading price of our common stock or impair our ability to raise capital.

As of December 31, 2019, we had 149,149 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our January 2020 inducement offering, the Price Protection Warrants all had their exercise prices adjusted to $1.14 per share. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2019, we have issued and outstanding 3,866,457 shares of common stock and we have 7,479,777 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2019, we had 200,000 shares of preferred stock issued and outstanding which are convertible into 38,873 shares of our common stock. Accordingly, as of December 31, 2019, we are entitled to issue up to 288,653,766 additional shares of common stock and 6,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Risks Related to Government Regulation and Approval of our Product Candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and our products may not receive regulatory approval.

The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions and countries. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the U.S. and foreign countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. FDA and other legal and regulatory requirements applicable to our proposed products, both in the U.S. and in foreign countries could substantially change. We may fail to obtain the necessary approvals to commence clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the U.S. Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

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

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,700 per month. Our prior lease expired on December 31, 2019. We are currently operating on a month-to-month lease as we negotiate an extension.

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

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol "SNCA."

Holders

As of February 29, 2020, our common stock was held by approximately 218 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future. Additionally, we are prohibited from paying any cash dividends under the terms of certain agreements to which we are a party.

Equity Compensation Plan Information

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Equity Compensation Plans Not Approved by Security Holders

See information contained in Part III, Item 12 of this this Annual Report filed on Form 10-K.

Recent Sales or Issuances of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering:

•	In December 2018, as an inducement to Dr. Carter’s employment, we granted an Inducement Option to purchase 40,000 shares of common stock at an exercise price of $8.50 per share. The Inducement Option has a term of ten years, and vests as follows: 10,000 on the January 1, 2019 employment start date, 10,000 over the two-year period from the employment start date and 20,000 based on the achievement of certain performance-based milestones. The Inducement Option also provides that if within 12 months following the employment start date, the Company enters into a transaction to sell securities in a capital raising effort Mr. Carter will be awarded additional options based on his percentage ownership prior to such transaction. As a result of the July 2019 underwritten offering of securities, the number of shares into which Dr. Carter’s inducement grant is exercisable into was adjusted by 116,213 to 156,213. All other terms of the inducement grant remain the same.

•	In February 2019, as compensation for service on the board, we made a conditional grant to Binxian Wei of options to purchase 5,925 shares of our common stock. The grant was conditional upon the Company receiving shareholder approval of such grant. The Company obtained such approval on June 12, 2019. The options have a term of 10 years, vest quarterly over the grant year and have an exercise price of $8.80.

•	In February 2019, as partial compensation for consulting services, we issued to one of our consultants, stock purchase warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. 25% of the warrants are exercisable on the grant date and 75% are exercisable upon completion of initial services. The warrants have a five-year term commencing on January 2019.

•	In June 2019, as compensation for service on the board, we issued to a new director stock options to purchase 455 shares of common stock at an exercise price of $7.20 per share. The options were issued pursuant to our 2019 Equity Incentive Plan, have a term of 10 years and vested on June 30, 2019.

•	In July 2019, as compensation for service on the board, we issued certain equity awards to members of our board pursuant to our 2019 Equity Incentive Plan. Specifically, we issued stock options to purchase 65,590 shares of common stock at exercise prices ranging from $5.90 to $6.00; 4,904 restricted stock units and 15,689 shares of restricted stock. The awards all vest quarterly over the board year and the options and restricted stock units have a term of 10 years.

•	In January 2020, as an inducement to certain existing holders of 5,555,554 outstanding stock purchase warrants we issued replacement warrants. The warrants will be exercisable into an aggregate of up to 5,555,554 shares of common stock, at an exercise price of $1.23 per share, 2,777,777 of which have a term of exercise equal to two years and 2,777,777 of which have a term of exercise equal to five years.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2020.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2019 to the year ended December 31, 2018.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

Historically, we have been primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration (“FDA”), and its international counterparts, to market and commercialize such therapies. In early 2019, we also began an in-licensing and acquisition strategy by which we are evaluating novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization.

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

To date, our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program. A component of our current strategy is out-licensing and we have recently initiated a formal out- licensing initiative aimed at securing partners to advance the clinical development of these two programs.

We believe this technology, in partnership with an established biopharmaceutical company with the appropriate development expertise and financial resources, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease. We intend to maintain these programs with the goal of finding suitable development partners.

We are also seeking to in-license and acquire other novel therapeutics. On October 31, 2019, the Company announced it had entered into a non-binding term sheet with Jiangsu QYuns Therapeutics Co., Ltd., (“QYuns”) for an exclusive license agreement for certain of QYuns Therapeutics’ assets, a pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune disease. Subsequently, on January 10, 2020, the Company filed a form 8-K disclosing that it was not able to reach an agreement on the exclusive license agreement and no longer expected to complete this transaction. However, we continue to seek other products to in-license or acquire.

Trends & Outlook

Revenue

We generated no revenues from the sale of our proposed therapies for any of the periods presented.

We have historically generated minimal revenue from the licensing of our intellectual property to third parties as well as payments under a settlement agreement.

On a long-term basis, we anticipate that our revenue will be derived primarily from licensing fees and sales of our products. Because we are at such an early stage in the clinical trials process, we are not yet able to accurately predict when we will have a product ready for commercialization, if ever.

Research and Development Expenses

Our research and development expenses consist primarily of clinical trial expenses, including payments to clinical trial sites that perform our clinical trials and clinical research organizations (CROs) that help us manage our clinical trials, manufacturing of small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research, personnel costs for research and clinical personnel, and other costs including research supplies and facilities. Our 2019 research and development expenses reflect the costs of the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition.

We focus on the development of therapies with potential uses in multiple indications and use employee and infrastructure resources across several projects. Accordingly, many of our costs are not attributable to a specifically identified product and we do not account for internal research and development costs on a project-by-project basis.

We expect that research and development expenses, which include expenses related to our ongoing ischemic stroke clinical trial, will decrease in the future as we seek partners to further the clinical development of our therapeutic programs. This could change if we are successful in our in-licensing and acquisition strategy in which we are evaluating novel therapeutics, our research and development expenditures will be primarily devoted to advancing the acquired programs towards or through later stage clinical trials.

We have a wholly owned subsidiary in the People’s Republic of China that primarily oversees our current clinical trial to treat motor deficits due to ischemic stroke.

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met as mid-term. The award performance period was extended through 7/31/2020 to complete the data collection and report writing. The grant balance was approximately $109,000 at 12/31/19, we anticipate receiving this amount over the extended performance period. In June 2018, we were awarded a Department of Defense grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 was received in 2019. The proceeds from the awards are recorded as a reduction of our gross research and development expenses, based on the terms and conditions of the grants.

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2019 and 2018, no significant impairment losses were recognized.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2019 and 2018

Revenue

During each of the years ended December 31, 2019 and 2018, we recognized revenue of $10,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the year ended December 31, 2018, we recognized $250,000 of milestone-based royalties related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for 2019 and 2018 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Operating Expenses
Research & development costs	$4,061,450	$3,960,191	$101,259	3%
General & administrative expenses	4,585,638	4,559,265	26,373	1%
Total operating expense	$8,647,088	$8,519,456	$127,632	1%

Research and Development Expenses

The increase of approximately $101,000 or 3% in research and development expenses was primarily attributable to an increase in external consulting services engaged in the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition. These costs were partially offset by lower clinical trial expenditures as we wind down clinical activities related to the stem cell assets. We expect that research and development expenses, which include expenses related to our ongoing stroke clinical trial, will decrease in the future as we seek partners to further the clinical development. This could change if we are successful in our in-licensing and acquisition strategy in which we are evaluating novel therapeutics, our research and development expenditures will be primarily devoted to advancing the acquired programs towards or through later stage clinical trials.

General and Administrative Expenses

G&A expenses increased approximately $26,000 or 1%. As noted above we have shifted the Company strategy and focus from the development of the stem cell assets and initiated an out-licensing effort to partner these programs while seeking to in license or acquire novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization. Associated with this shift in strategic focus our G&A expenses in 2019 reflect an enhanced internal management structure including individual consultants in key roles.

Other income (expense)

Other income, net totaled approximately $280,000 and $3,335,000 for the years ended December 31, 2019 and 2018, respectively. Other income, net in 2019 consisted of approximately $499,000 of non-cash gains related to the change in the fair value of our liability classified stock purchase warrants, $86,000 of sublease income and $68,000 of interest income partially offset by a $368,000 loss related to the write-off of a related party receivable.

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

We had cash and cash equivalents of approximately $5.1 million at December 31, 2019. On July 30, 2019, we completed a firm commitment underwritten public offering of our securities which resulted in approximately $6.6 million of net proceeds. In addition, in January 2020, we raised approximately $6.8 million of net proceeds from the exercise of certain common stock purchase warrants pursuant to an inducement offer.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand will be sufficient to fund our operations, for more than 12 months after this filing. As explained in Note 1 to our financial statements, management has determined that there is substantial doubt about our ability to continue as a going concern.

We will require additional capital to pursue our acquisition and in-licensing strategy and continue our pre-clinical and clinical development plans. To continue to fund our operations and the development of our product candidates we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements, asset sales or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source. We cannot assure you that we will be able to secure additional capital or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and, more specifically, our progress in our exploratory, preclinical and future clinical development programs.

Cash Flows – 2019 compared to 2018

	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%

Net cash used in operating activities	$(7,255,680)	$(7,692,419)	$436,739	(6)%
Net cash provided by investing	$-	$4,998,286	$(4,998,286)	(100)%
Net cash provided by financing activities	$6,589,505	$1,814,233	$4,775,272	263%

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2019, of approximately $7,256,000 reflects our $8,352,000 loss for the period adjusted for certain non-cash items including: (i) $881,000 of share-based compensation, (ii) a ($499,000) gain related to the change in fair value of our liability classified warrants, (iii) $362,000 of write-off of related party receivable, (iv) $208,000 of net cash inflows related to changes in operating assets and liabilities and (v) $144,000 adjustment for amortization and depreciation.

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

Net Cash Used in Investing Activities

There were no investing activities in the year ended December 31, 2019.

For the year ended December 31, 2018 cash provided by investing activities was comprised primarily of proceeds from the maturity of our short-term investments.

Net Cash Provided by Financing Activities

For the year ended December 31, 2019, cash provided by financing activities consisted primarily of $6.6 million of net proceeds generated from the sale of our common stock and warrants coupled with borrowings and payments under our short-term debt used to finance insurance premiums.

For the year ended December 31, 2018, cash provided by financing activities consisted primarily of approximately $1.8 million of net proceeds from our October financing transaction.

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

We intend to pursue opportunities to obtain additional funds through the out-license or sale of our existing clinical programs in addition to financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through December 31, 2019 we have sold approximately $12.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3.

On July 30, 2019, we completed a firm commitment underwritten public offering of our securities. The offering resulted in net proceeds of approximately $6.6 million, after deducting underwriting discounts and commissions and offering expenses. The securities in this offering were sold pursuant to a registration statement on Form S-1 (file no. 333- 232273).

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised their warrants at an exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds.

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

Board of Directors and Stockholders of Seneca Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seneca Biopharma, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Baltimore, Maryland

March 27, 2020

Seneca Biopharma, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,114,917	$5,787,110
Trade and other receivables	21,064	294,057
Current portion of related party receivable, net of discount	-	63,938
Prepaid expenses	510,900	363,288
Total current assets	5,646,881	6,508,393

Property and equipment, net	41,036	90,311
Patents, net	668,936	763,543
Related party receivable, net of discount and current portion	-	298,238
ROU and other assets	227,036	23,965
Total assets	$6,583,889	$7,684,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$824,406	$832,564
Accrued bonuses	135,686	-
Short term notes and other current liabilities	264,665	218,602
Total current liabilities	1,224,757	1,051,166

Warrant liabilities, at fair value	84,596	583,734
Lease liability, net of current portion	148,543	-
Total liabilities	1,457,896	1,634,900

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 and 1,000,000 shares issued and outstanding in 2019 and 2018, respectively	2,000	10,000
Common stock, $0.01 par value; 300 million shares authorized, 3,866,457 and 910,253 shares issued and outstanding in 2019 and 2018, respectively	38,665	9,103
Additional paid-in capital	227,067,058	219,654,753
Accumulated other comprehensive loss	(6,186)	(413)
Accumulated deficit	(221,975,544)	(213,623,893)
Total stockholders' equity	5,125,993	6,049,550
Total liabilities and stockholders' equity	$6,583,889	$7,684,450

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2019	2018

Revenues	$15,394	$260,000

Operating expenses:
Research and development costs	4,061,450	3,960,191
General and administrative expenses	4,585,638	4,559,265
Total operating expenses	8,647,088	8,519,456
Operating loss	(8,631,694)	(8,259,456)

Other income (expense):
Interest income	67,731	78,780
Interest expense	(8,920)	(7,698)
Gain from change in fair value of liability classified warrants	499,138	3,269,148
Write-off of related party receivable and other income (expense)	(277,906)	(5,391)
Total other income (expense)	280,043	3,334,839

Net loss	$(8,351,651)	$(4,924,617)

Net loss per common share - basic and diluted	$(3.80)	$(7.54)

Weighted average common shares outstanding - basic and diluted	2,197,434	653,221

Comprehensive loss:
Net loss	$(8,351,651)	$(4,924,617)
Foreign currency translation adjustment	(5,773)	(3,044)
Comprehensive loss	$(8,357,424)	$(4,927,661)

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2018	1,000,000	$10,000	758,001	$7,580	$217,194,194	$2,631	$(208,699,276)	$8,515,129
Share based payments	-	-	-	-	634,082	-	-	634,082
Issuance of common stock and warrants from capital raises, net	-	-	150,000	1,500	1,826,500	-	-	1,828,000
Issuance of restricted stock awards	-	-	2,252	23	(23)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(3,044)	-	(3,044)
Net loss	-	-	-	-	-	-	(4,924,617)	(4,924,617)
Balance at December 31, 2018	1,000,000	10,000	910,253	9,103	219,654,753	(413)	(213,623,893)	6,049,550
Share rounding adjustment related to 1:20 reverse stock split	-	-	6,117	61	(61)	-	-	-
Share based payments	-	-	-	-	880,789	-	-	880,789
Issuance of common stock and warrants from capital raises, net	-	-	416,315	4,163	6,548,679	-	-	6,552,842
Issuance of common stock for conversion of Series A Preferred Stock	(800,000)	(8,000)	155,496	1,555	6,445	-	-	-
Issuance of restricted stock awards	-	-	15,688	157	(157)	-	-	-
Issuance of common stock for warrant exercises	-	-	2,361,462	23,615	(23,379)	-	-	236
Issuance of common stock for RSU exercises	-	-	1,126	11	(11)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(5,773)	-	(5,773)
Net loss	-	-	-	-	-	-	(8,351,651)	(8,351,651)
Balance at December 31, 2019	200,000	$2,000	3,866,457	$38,665	$227,067,058	$(6,186)	$(221,975,544)	$5,125,993

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(8,351,651)	$(4,924,617)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	143,859	185,803
Share based compensation expenses	880,789	634,082
Change in fair value of liability classified warrants	(499,138)	(3,269,148)
Provision for bad debt	362,176	-
Loss on disposal of fixed assets and patent abandonment	-	18,342

Changes in operating assets and liabilities:
Trade and other receivables	272,993	18,745
Related party receivable	-	62,064
Prepaid expenses	(142,310)	32,303
ROU and other assets	39,643	(3,991)
Accounts payable and accrued expenses	(15,741)	(36,991)
Accrued bonuses	135,686	(418,625)
Other current liabilities	(47,414)	11,490
Lease and other long term liabilities	(34,572)	(1,876)
Net cash used in operating activities	(7,255,680)	(7,692,419)

Cash flows from investing activities:
Maturity of short-term investments	-	5,000,000
Purchase of property and equipment	-	(1,714)
Net cash provided by investing activities	-	4,998,286

Cash flows from financing activities:
Net proceeds from the sale of common stock and warrants	6,552,842	1,828,000
Proceeds from warrant exercises	236	-
Proceeds from short term notes payable	414,320	349,578
Payments of short term notes payable	(377,893)	(363,345)
Net cash provided by financing activities	6,589,505	1,814,233
Effects of exchange rates on cash	(6,018)	(7,930)
Net decrease in cash and cash equivalents	(672,193)	(887,830)

Cash and cash equivalents, beginning of year	5,787,110	6,674,940

Cash and cash equivalents, end of year	$5,114,917	$5,787,110

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2019	2018

Supplemental cash flow information:
Cash paid for interest	$8,920	$7,698

See accompanying notes to consolidated financial statements.

SENECA BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business and Financial Condition

Nature of Business

In October 2019, we changed our name from Neuralstem, Inc. to Seneca Biopharma, Inc. Seneca Biopharma, Inc. and its subsidiary are referred to as “Seneca,” the “Company,” “us,” or “we” throughout this report. The operations of our wholly-owned and controlled subsidiary located in the People’s Republic of China are consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated. The Company operates in one business segment.

Seneca Biopharma, Inc., is a clinical-stage biopharmaceutical company developing novel treatments for various diseases of high unmet medical need. The Company is in the process of transforming the organization through the acquisition or in-licensing of new science and technologies, to develop with the goal of providing meaningful therapies for patients.

On October 31, 2019, in furtherance of our in-licensing strategy, we announced that we had entered into a non-binding term sheet with Jiangsu QYuns Therapeutics Co., Ltd., (“QYuns”) for an exclusive license to certain of QYuns Therapeutics’ assets, including a pipeline of cytokine-targeted monoclonal antibodies for the treatment of a range of auto-immune disease. Subsequently, on January 10, 2020, we disclosed that we were not able to reach a definitive licensing agreement with QYuns and accordingly, no longer expected to complete this transaction.

In addition to the anticipated development of in-licensed or acquired technologies, the Company plans to continue to maintain NSI-566 (stem cell) and NSI-189 (small molecule) and related clinical programs and will seek to partner these assets for further development.

The Company was founded in 1997 and currently has laboratory and office space in Germantown, Maryland and laboratory facilities in the People’s Republic of China. Our operations to date have primarily focused on developing business strategies, raising capital, research and development activities, and conducting pre-clinical testing and human clinical trials of our product candidates. The Company’s operations will continue to be focused on development activities, including conducting pre-clinical testing and human clinical trials of novel product candidates that we may in-license or acquire in the future.

On July 17, 2019, we effected a 1-for-20 reverse stock split of our common stock. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split for all periods presented.

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at December 31, 2019, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report filed on Form 10-K and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of December 31, 2019, along with the proceeds from our January inducement offer will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans for more than 12 months after this filing. Accordingly, we will require additional capital to further develop our product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have any commitments for future funding from any source.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the years ended December 31, 2019 and 2018, we recorded approximately $459,000 and $538,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2019 and 2018. A total of approximately 7.3 million and 0.6 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2019 and 2018, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the years ended December 31, 2019 or 2018.

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

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU addresses the disclosure requirements for fair value measurements. The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements but do not expect it to have a significant effect.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software. This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements but do not expect it to have a significant effect.

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

At December 31, 2019 and December 31, 2018, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 capital raises (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$583,734	$583,734
Balance at December 31, 2018	$-	$-	$583,734	$583,734

Liability classified stock purchase warrants	$-	$-	$84,596	$84,596
Balance at December 31, 2019	$-	$-	$84,596	$84,596

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2019:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - gain	(499,138)
Balance at December 31, 2019	$84,596

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2018:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2017	$3,852,882
Change in fair value - gain	(3,269,148)
Balance at December 31, 2018	$583,734

The gains resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Note 4.  Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. In addition, we have issued warrants to purchase common stock in conjunction with debt and equity offerings. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of December 31, 2019, we have approximately 7,441,532 million shares of common stock reserved for issuance upon the exercise of share-based awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations was as follows:

	Year Ended December 31,
	2019	2018

Research and development costs	$200,337	$133,334
General and administrative expenses	680,452	500,748
Total	$880,789	$634,082

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2019 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2019	81,674	$215.60	5.1	$-
Granted	228,183	$7.78		$-
Exercised	-	-
Forfeited/Expired	(38,197)	$67.90
Outstanding at December 31, 2019	271,660	$61.83	7.8	$-

Exercisable at December 31, 2019	207,813	$78.30	7.4	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$5.90	-	$6.00	55,484	$5.99	9.5	$-
$7.20	-	$8.80	146,972	$8.51	9.0	-
$22.20	-	$99.20	28,501	$31.63	5.7	-
$107.40	-	$1,102.41	40,703	$351.63	2.8	-
			271,660	$61.83	7.8	$-

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Year Ended December 31,
	2019			2018

Annual dividend		-			-
Expected life (in years)	4.8	-	5.5	2.5	-	5.3
Risk free interest rate	1.8%	-	2.5%	2.5%	-	2.8%
Expected volatility	97%	-	115%	97%	-	113%

Options granted in the years ended December 31, 2019 and 2018 had weighted average grant date fair values of $3.45 and $9.40, respectively. The total fair value of the options vested during the years ended December 31, 2019 and 2018 was approximately $671,100 and $205,000, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2019 was approximately $155,000 to be recognized over approximately 0.6 years.

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

A summary of our RSU activity for the year ended December 31, 2019 follows:

	Number of RSU's	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2019	2,816	$64.80
Granted	4,904	$5.90
Exercised and converted to common shares	(1,127)	$22.20
Forfeited	(1,126)	$22.20
Outstanding at December 31, 2019	5,467	$29.62

Exercisable at December 31, 2019	2,925	$50.23

The total intrinsic value of the outstanding RSU’s at December 31, 2019 was approximately $5,400. The total fair value of RSU’s vested during the years ended December 31, 2019 and 2018, was approximately $13,900 and $50,000, respectively. The total value of all RSU’s that were converted in the year ended December 31, 2019 was approximately $10,400. No RSU’s were converted in the year ended December 31, 2018.

Unrecognized compensation cost for unvested RSU’s outstanding at December 31, 2019 was approximately $15,000 to be recognized over approximately 0.5 years.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the year ended December 31, 2019 is as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2019	1,127	$22.20
Granted	15,689	$5.95
Vested	(8,835)	$8.03
Forfeited	-	$-
Outstanding at December 31, 2019	7,981	$5.95

The total intrinsic value of the outstanding restricted stock at December 31, 2019 was approximately $7,900. The total intrinsic value of all restricted stock vested in the year ended December 31, 2019 was approximately $18,500.

Unrecognized compensation cost for unvested restricted stock outstanding at December 31, 2019 was approximately $47,500 to be recognized over approximately 0.5 years.

Stock Purchase Warrants

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with the offering of our securities. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At December 31, 2019, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

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

In July 2019, in connection with our underwritten public offering, we issued the following equity classified common stock purchase warrants: (i) 3,194,443 short-term common stock purchase warrants with an exercise price of $2.70 per share, exercisable immediately and expiring on December 31, 2020; (ii) 3,194,443 long-term common stock purchase warrants with an exercise price of $2.70 per share, exercisable immediately and expiring 5-years from issuance and (iii) 2,361,462 “prefunded” common stock purchase warrants with an exercise price of $0.0001 per share, exercisable immediately with no expiration date. As of December 31, 2019, all of the “prefunded warrants” had been exercised generating approximately $200 in proceeds.

In connection with the July public offering we also granted the underwriters 222,223 equity classified common stock purchase warrants with an exercise price of $3.375 per share, exercisable immediately and expiring 5-years from issuance.

A summary of outstanding warrants at December 31, 2019 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$2.19	-	$2.70	6,538,035	December 2020	-	August 2024
$3.38	-	$17.50	406,223	October 2023	-	July 2024
$22.20	-	$782.60	24,650	March 2020	-	July 2023
			6,968,908

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised such warrants at an exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds. As an inducement to exercise we reduced the exercise price on the existing warrants from $2.70 to $1.36 and issued 5,555,554 replacement warrants with an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a two-year term and 2,777,777 have a five-year term. In conjunction with the transaction we issued to the placement agent 444,445 common stock purchase warrants with an exercise price of $1.70 and a five-year term.

Preferred and Common Stock

We have outstanding 200,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 38,873 shares of the Company’s common stock subject to certain ownership restrictions. In April and July 2019, 800,000 Series A 4.5% Convertible Preferred Stock shares were converted into 155,496 shares of common stock in accordance with their terms.

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

Note 5. Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2019	2018
Furniture and fixtures	$35,407	$35,407
Computers and office equipment	138,897	138,897
Lab equipment	817,149	818,267
	991,453	992,571
Less accumulated depreciation	(950,417)	(902,260)
Property and equipment, net	$41,036	$90,311

The above includes approximately $70,000 of equipment located at our research facility in China. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2019 and 2018, was approximately $49,000 and $84,000, respectively

Note 6. Patents

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 8.6 years at December 31, 2019. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2019 and 2018, no impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31:

	2019	2018
Patent asset	$2,006,443	$2,006,443
Accumulated amortization	(1,337,507)	(1,242,900)
Net intangibles	$668,936	$763,543

Amortization expense for the years ended December 31, 2019 and 2018 was approximately $95,000 and $102,000, respectively. The expected average future annual amortization expense over the next five years is approximately $75,000 based on current balances of our intangible assets.

Note 7.  Income Taxes

Our provision for income taxes for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-

Deferred provision (benefit):
Federal	(545,792)	7,726
State	1,001,786	(2,749,386)
Foreign	-	-
Total deferred provision (benefit)	455,994	(2,741,660)
Valuation allowance	(455,994)	2,741,660
Consolidated income tax provision	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2019	2018
Federal statutory rate	(21.0%)	(21.0%)
State income taxes, net of Federal benefits	(5.3%)	(5.0%)
Rate changes	(6.4%)	(66.3%)
Change in fair value of liability classified warrants	(1.6%)	(17.3%)
Other, including non-deductible expenses	28.8%	53.9%
Valuation allowance	5.5%	55.7%
Total	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31 are:

	2019	2018
Net operating loss carryforwards	$43,190,604	$42,580,533
Stock based compensation expense	2,605,277	2,643,471
Tax credit carryforwards and other	889,372	1,005,255
Gross deferred tax assets	46,685,253	46,229,259

Valuation allowance	(46,685,253)	(46,229,259)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $160 million at December 31, 2019 of which $146 million was created prior to 2018 and began expiring in 2019. The Company also has certain Federal tax credit carryforwards that will begin expiring in 2020. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2016.

Note 8. Commitments and Contingencies

Leases

We currently operate one facility located in the United States and one facility located in China under leases which are both classified as operating leases.

Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,700 per month. This lease had an initial term of 12 months and expired on December 31, 2019. We are currently operating on a month-to-month lease as we negotiate an extension. We did not establish a right of use (“ROU”) asset or lease liability for this short-term lease.

We also lease approximately 11,300 square feet of research facility in the People’s Republic of China. This lease commenced in September 2019, provides for minimum lease payments of approximately $4,400 per month, expires in September 2024 and provides us with a future first right of refusal for extending the lease beyond its expiration. This lease currently represents our lone long-term operating lease. This new lease obligation resulted in us obtaining an ROU asset of approximately $205,000.

Our long-term operating lease and related sublease for our San Diego facility both terminated in August 2019. We recognized other income of approximately $86,100 from this sublease for the year ended December 31, 2019.

We recognized total rent expense of approximately $194,200 and $164,000 in the years ended December 31, 2019 and 2018, respectively. Included in the 2019 expense is approximately $67,700 relating to our short-term leases. Lease costs, net of sublease income, for the year ended December 31, 2019 consisted of the following:

Operating lease cost	$171,000
Variable lease cost	23,200
Sublease income	(86,100)
Total net lease cost	$108,100

In the year ended December 31, 2019, we established approximately $204,300 of ROU assets as the result of entering into new lease arrangements.

At December 31, 2019, we have approximately $201,700 of ROU assets included in ROU and Other Assets and approximately $180,900 of lease liability the current portion of which is included in Short-term Notes and Other Current Liabilities and the long-term portion of which is included in Lease Liability, Net of Current Portion in our consolidated balance sheets. The lease liability was calculated using a discount rate of 12.75%.

Maturities of our lone long-term operating lease as of December 31, 2019 were as follows:

Future undiscounted cash flows:
2020	$53,503
2021	54,539
2022	56,190
2023	58,027
2024	13,650
Total	235,909
Discount factor	(54,997)
Lease liability	180,912
Less current liability	(32,369)
Non-current lease liability	$148,543

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

In March 2019, in conjunction with the former executive officer’s termination, we entered into a consulting agreement and release of claims agreement with the former executive officer. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. At December 31, 2019, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 10. Subsequent Events

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised their warrants at an exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds. See Note 4 for additional details over this transaction.

On March 23, 2020, in order to provide the Company with flexibility in inducing new employees, the Board of Directors approved an amendment to the Company’s Inducement Award Stock Option Plan, increasing the number of shares authorized under the plan by 500,000 for an aggregate total of 715,000 shares.

In December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. This outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but business or economic disruptions as are now being experienced, could adversely affect our ongoing or planned research and development activities as well as the execution of our acquisition and/or in-licensing strategy.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter will be our Principal Executive and Financial Officer.

ITEM 9B.	OTHER INFORMATION

•	On March 26, 2020, Messrs. Ogilvie and Smith informed the Company that they are resigning effective immediately from the Company’s Board of Directors. Both of Messrs. Ogilvie’s and Smith’s resignation from the Board did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

•	On March 26, 2020, the Company and Dr. Kenneth Carter, our Executive Chairman, entered into an amendment (the “Amendment”) to Dr. Carter’s employment agreement with an effective date of April 1, 2020. The material terms of the Amendment that control and supersede the prior employment agreement are described herein.

Dr. Carter is to be employed as Chief Executive Officer and Executive Chairman of the Company and will spend substantially all of his duties, attention, skill, and efforts working for Seneca Biopharma. He will not receive any signing / retention bonus. Dr. Carter will be reimbursed up to $5,000 in legal, accounting and other expenses related to the negotiation and drafting of the amendment.

Pursuant to the terms of the Amendment, Dr. Carter will continue to serve as the Executive Chairman of the Company and will receive an annual base salary of $525,000. Additionally, on the effective date, Dr. Carter will receive a conditional option to purchase 471,400 shares of common stock (“Option Grant”) of the Company, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The Option Grant will have a term of ten (10) years from issuance, and an exercise price equal to the closing trading price of the Company’s common stock on the effective date. The Option Grant vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Carter remains a service provider to the Company over such period. For a period of nine (9) months from the effective date (or until the closing of a transaction related to issuing securities that was approved during such nine (9) month period) (the “Measurement Period”), the Option Grant will be subject to adjustment to maintain the percentage ownership the Option Grant reflects on the date of grant in the event that (i) the Company issues any common stock (including, without limitation, by virtue of exercise, conversion or exchange of any common stock equivalents that are issued and outstanding prior to the end of the Measurement Period) during the Measurement Period, or (ii) there is any exercise, conversion, or exchange of common stock equivalents that are issued and outstanding prior to the end of the Measurement Period.

Upon termination by reason of death or disability (as such terms are defined in the Amendment), Dr. Carter will be entitled to receive any unpaid salary, awarded but unpaid bonuses, unpaid expenses, unpaid benefits, accrued but unpaid indemnification rights, and accrued but unused vacation (collectively, the “Accrued Obligations”).

Upon termination by the Company for “Cause” or by Dr. Carter without “Good Reason,” as such terms are described in the Amendment, Dr. Carter will only be entitled to receive the Accrued Obligations.

Upon termination by the Company without “Cause” or by Dr. Carter with “Good Reason,” Dr. Carter will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) twelve (12) months if termination occurs after the nine (9) month anniversary of the effective date or (b) seven (7) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, the “Severance Term”) (iii) payment of his bonus pro-rata for the time employed during the year of termination, (iv) COBRA payments for the applicable Severance Term, and (v) the continued vesting of all outstanding equity grants for the earlier of (y) the term of the equity awards or (z) the applicable Severance Term. Dr. Carter will be considered a service provider under the applicable plan in which such grants were issued until the last day of the Severance Term.

Upon a termination by the Company without “Cause” or by Dr. Carter with “Good Reason” three (3) months prior to or twelve (12) months subsequent to a Change of Control (as such term is defined in the Amendment), Dr. Carter will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) eighteen (18) months if termination occurs after the nine (9) month anniversary of the effective date, or (b) nine (9) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, “Change of Control Severance Term”), (iii) payment of 100% of target cash bonus for year of termination, (iv) COBRA payments for the applicable Change of Control Severance Term, and (v) the full vesting of all outstanding equity grants on the date of termination. Dr. Carter will be considered a service provider under the applicable plan in which such grants were issued until the last day of the applicable Change of Control Severance Term.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, positions, and biographies as of March 15, 2020 are set forth below. Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Name	Position	Age	Position Since
Named Executive Officers
Kenneth Carter	Executive Chairman	60	2019
Independent Directors
Scott V. Ogilvie (1)	Director	68	2007
Sanford D. Smith (1)	Director	73	2014
Cristina Csimma, PharmD., MHP	Director	61	2017
David J. Mazzo, PhD	Director	63	2019
Binxian Wei	Director (Series A Preferred)	50	2019
Mary Ann Gray, PhD	Director	67	2019

(1)	Effective March 26, 2020, Messrs. Ogilvie and Smith resigned from the Company’s Board of Directors.

Kenneth Carter PhD, has served as our executive chairman since January 2019. Dr. Carter has over 20 years of experience working in positions of substantial responsibility in the development and operations of early-stage biotechnology companies. Since 2010 when he co-founded the company, Dr. Carter has served as chairman of the board of directors of Noble Life Sciences, a private biotechnology company in Maryland.  From 2011 through 2017, Dr. Carter served as president and chief executive officer of Neximmune, Inc., a private biopharmaceutical company in Maryland.  He continues to serve as senior advisor of NexImmune. Prior to that, from 1999 through 2009, Dr. Carter served as president and chief executive officer of Avalon Pharmaceuticals, Inc. (NASDAQ: AVRX) until the company merged with Clinical Data, Inc. Dr. Carter also currently serves on the following boards of directors (i) since 2016, Antidote Therapeutics, Inc., a private biopharmaceutical company in Maryland, (ii) since 2011, BetaCat Pharmaceuticals, a private pharmaceutical company in Texas, and Maryland BioHealth Innovation, a biotechnology intermediary company in Maryland, and (iii) since 2007, Maryland Health Care Product Development Corporation, a biotechnology investment firm in Maryland.  Dr. Carter additionally serves as a lecturer and Adjunct Faculty member of Johns Hopkins University in Maryland. Dr. Carter holds a BS in Biology and Chemistry from Abilene Christian University, a Ph.D. in Human Genetics and Cell Biology from the University of Texas Medical Branch, and a Postdoctoral degree in Cell and Molecular Biology from University of Massachusetts Medical School. In evaluating Dr. Carter’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and his past experience and relationships in the biopharma and biotech fields.

Scott V. Ogilvie, served as a director on our board from February 2008 until March 26, 2020, the date that he resigned from our board. Mr. Ogilvie is currently the Executive Chairman of Formula Four Beverages, Inc., a functional beverage company that manufactures and sell OXiGEN water.  Additionally, Mr. Ogilvie is currently the President of AFIN International, Inc., an international private equity and strategic advisory firm, which he founded in 2006. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, an investment and strategic advisory company with primary activities in the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and life science and technology companies. During the past 5 years, Mr. Ogilvie has served on the board of directors of  Inpsyr Therapeutics, Inc. (OTCQB: NSPX) and Oxigenesis, Inc. and the Advisory Board of Profusa, Inc..  In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Sandford D. Smith, served on our board of directors from March 2014 until March 26, 2020, the date that he resigned from our board. Since December 2011, Mr. Smith has served as Founder and Chairman of Global Biolink Partners. From 1996 until 2011, Mr. Smith served in various senior and executive management positions at Genzyme Corporation (Formerly NASDAQ: GENZ), including Executive Vice President and President, International Group with responsibility for the commercial activities for Genzyme’s products outside of the U.S. Prior to joining Genzyme, Mr. Smith served from 1986 to 1996 as President and Chief Executive Officer and a Director of Repligen Corporation, a formerly publicly traded biotechnology company. Mr. Smith previously held a number of positions with Bristol-Myers Squibb Company (NYSE: BMY) from 1977 to 1986, including Vice President of Business Development and Strategic Planning for the Pharmaceutical Group. Mr. Smith currently serves as a director of Cytokynetics, Inc. (NASDAQ: CYTK), Apricus Biosciences, Inc. (NASDAQ: APRI) and as chairman of Aegerion Pharmaceuticals, Inc. (NASDAQ: AEGR) and. Mr. Smith serves as a member of the President’s Advisory Board of Brigham and Women’s Hospital in Boston, member of the Advisory Board of Tullis Health Investors in Greenwich, and an advisor to BioNEST Partners in New York and Paris. Mr. Smith also is the founder of Smith Scholars, a medical residency program for physicians from resource-poor nations. In selecting Mr. Smith as a board member, the board took into account his history of marketing and developing of therapies targeted at rare disease or those with orphan designations as well as his general experience in the biotech industry.

Cristina Csimma PharmD, MHP,, has served on our board of directors since September 2017. She also serves on the Board of Directors of Idera Pharmaceuticals (NASDAQ: IDRA), a clinical stage biopharmaceutical company, Caraway Therapeutics, a preclinical stage biopharmaceutical company, and T1D Exchange, a nonprofit research organization for type 1 diabetes. She also serves on various advisory boards, including: the Muscular Dystrophy Association Venture Philanthropy Scientific Advisory Committee; the Executive Oversight Board to the National Institutes of Health (NIH) NeuroNext Network; the Harvard and Brigham and Women’s Hospital MRCT Center External Advisory Board, and the TREAT-NMD Advisory Committee for Therapeutics (TACT) She was previously the Executive Chair of the Board of Directors of Exonics Therapeutics, a Director of Juniper Pharmaceuticals (acquired in August 2018 by Catalent), Vtesse (acquired in March 2017 by Sucampo Pharmaceuticals) and Cydan, where she was also President and founding CEO, the Vice President of Drug Development at Virdante Pharmaceuticals Inc (acquired by Momenta), Principal at Clarus Ventures LLC, and held roles in Clinical Development and Translational Research at Wyeth (now Pfizer), Genetics Institute and Dana Farber Cancer Institute. Dr. Csimma holds both a Doctor of Pharmacy and a Bachelor of Science in Pharmacy from the Massachusetts College of Pharmacy and Allied Health Sciences, as well as a Master of Health Professions from Northeastern University. In selecting Dr. Csimma, the board took into account her vast experience in the pharmaceutical industry, including her successes in developing drugs for various diseases throughout her career.

Binxian Wei, has served on our board of directors since February 2019. He has been the V.P. of Darsheng Trade & Tech. Development Co, Ltd. (a subsidiary to Tianjin Tiayo Pharmaceutical Co., Ltd.) since 2015. He is responsible for API and finished dosage marketing for Chinese pharmaceutical companies. From 2008 through 2010, he worked as a business development manager for Sakai Trading.  He holds a Master’s degree in Mathematical & Computer Sciences from Colorado School of Mines, a Master’s Degree and Bachelor’s Degree in Chemical Engineering from Tianjin University in China. Bin-Xian Wei was appointed as the director representative of the Series A 4.5% Convertible Preferred Stock by Tianjin Pharmaceuticals Group International Holdings Co., LTD, the sole holder of the outstanding Series A 4.5% Convertible Preferred Stock.

David J. Mazzo, PhD, has served on our board of directors since June 2019.  Dr. Mazzo brings over 35 years of experience in the pharmaceutical industry.  Dr. Mazzo currently serves as President and Chief Executive Officer and a Director of Caladrius Biosciences (NASDAQ: CLBS), a late-stage therapeutics development biopharmaceutical company developing autologous cell therapies for select cardiovascular and autoimmune diseases.  Dr. Mazzo also serves on the Board of Directors of EyePoint Pharmaceuticals (formerly known as pSivida Corp) (NASDAQ: EYPT), a biopharmaceutical company with a focus on products for the diseases of the eye.  Previously, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the Board of Directors of Regado Biosciences, Inc., (NASDAQ: RGDO) a pharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications.  Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a Director of Æterna Zentaris, Inc., (NASDAQ: AEZS), an international biopharmaceutical company.  From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan and a member of the Roche Group (Switzerland). Prior to joining Chugai, Dr. Mazzo held executive positions at several large international pharmaceutical companies, including:  Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc. where he was also a Director of the Essex Chimie European subsidiary; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG.  From October 2005 through January 2015, he also served on the board of directors of Avanir Pharmaceuticals, a biopharmaceutical company which was sold to Otsuka Holdings in 2015.  Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University.  In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts, Amherst.  He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland.  In selecting Dr. Mazzo, the board took into account his vast experience in the pharmaceutical industry, as well as his service on other boards of directors in the biopharmaceutical industry.

Mary Ann Gray, Ph.D. has served on our board of directors since July 2019. From 2018 to current, Dr. Gray has served on the board of directors of Sarepta Therapeutics, Inc. From 2010 to 2018, Dr. Gray served as a member of the Board of Senomyx Inc., a biotechnology company working toward developing additives to amplify certain flavors and smells in foods. She served as a member of the compensation committee of Senomyx from May 2011 to November 2018, as the Chair of the Board and a member of the audit committee from May 2016 to November 2018, and as Lead Director from May 2017 to November 2018. Dr. Gray also served as a member of the Board and audit committee Chair of Juniper Pharmaceuticals, a women’s health company, from April 2016 to August 2018. From November 2014 to December 2016, she served as a Board member of TetraLogic, a publicly-held clinical-stage biopharmaceutical company focused on oncology and infectious diseases. She served as the Chair of the audit committee of Tetralogic from March 2015 to December 2016. Dr. Gray also served as a Board member of Acadia Pharmaceuticals, focused on commercialization of CNS therapies, from 2005 to 2016, and served as a member of the audit committee from 2005 to 2016 and as a member of the compensation committee from 2010 to 2016. She served as a Board member of Dyax Corp., a rare disease company acquired by Shire in 2016, from 2001 to 2016, serving as a Lead Director from 2008 to 2016, a member of the audit committee from 2004 to 2012, a member of the nominating and corporate governance committee from 2001 to 2016, and Chair of the compensation committee from 2012 to 2016. Dr. Gray is the President of Gray Strategic Advisors, LLC, a biotechnology strategic planning and advisory firm. Dr. Gray has a distinguished scientific background, completing pharmacology research in tumor biology, including the impact of therapeutics on cardiac membranes and beginning her career in biotechnology as a scientist focused on new drug development. She subsequently worked in equities research before becoming a senior analyst and portfolio manager. Dr. Gray earned a B.S. from University of South Carolina, a Ph.D. in pharmacology from the University of Vermont, and completed her post-doctoral work at Northwestern University Medical School and at the Yale University School of Medicine. Our nominating and corporate governance committee believes that Dr. Gray’s extensive experience in the biotechnology and biopharmaceutical industry qualifies her for service as a member of our Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2019:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
Kenneth Carter	Form 3	1
Binxian Wei	Form 3	1
Mary Ann Gray	Form 3	1

Corporate Governance Guidelines and Code of Ethics

We have adopted Corporate Governance Guidelines that are intended to ensure that our Board has the necessary authority and practices in place to review and evaluate our business operations and to make decisions that are independent of management. The Corporate Governance Guidelines are intended to align the interests of directors and management with those of our shareholders and establish practices for the Board with regard to its oversight of the Company. Under our guidelines, the Board conducts a self-evaluation to assess adherence to the Corporate Governance Guidelines and identify opportunities to improve Board performance. A copy of our codes can be viewed on our website at www.senecabio.com under “Governance Documents” in the “Corporate Governance” section under the “Investors” tab.

In addition to our Corporate Governance Guidelines, we have adopted several guidelines intended to promote the honest and ethical conduct of our officers, directors, employees and consultants. They include, our "Code of Ethics” that applies to our officer, directors and employees and our “Finance Code of Professional Conduct” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and any persons who participate in our financial reporting process. A copy of our codes can be viewed on our website at www.senecabio.com under “Governance Documents” in the “Corporate Governance” section under the “Investors” tab.

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

Board of Directors

Our Board consists of seven (7) members. Our business, property and affairs are managed under the direction of the Board. Members of the Board are kept informed of our business through discussions with the Executive Chairman and other members of management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Our Board is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require its approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Classification of Board

Pursuant to our bylaws, we have a classified Board which is divided into three classes with staggered three-year terms. Only one class may be elected each year, while the directors in the other classes continue to hold office for the remainder of their three-year terms. The Board may, on its own, determine the size of the exact number of directors on the Board and may fill vacancies on the Board. Notwithstanding, the holder of our Series A 4.5% Convertible Preferred Stock has the right to appoint one board member. Binxian Wei has been appointed and currently serves as such director since February 5, 2019. The procedure for electing and removing directors on a classified board of directors generally makes it more difficult for stockholders to change management control by replacing a majority of the board at any one time, and the classified board structure may discourage a third party tender offer or other attempt to gain control of the Company and may maintain the incumbency of directors. In addition, under our bylaws, directors may only be removed from office by a vote of the majority of the shares then outstanding and eligible to vote.

Independent Directors

Our common stock is listed on the NASDAQ Capital Market. As such, we are subject to the NASDAQ Stock Market LLC (“NASDAQ”) director independence standards. In accordance with these standards, in determining independence the Board affirmatively determines whether a director has a "material relationship" with Seneca Biopharma that would compromise his or her independence from management or would cause him or her to fail to meet the NASDAQ’s specific independence criteria. When assessing the "materiality" of a director's relationship with Seneca Biopharma the Board considers all relevant facts and circumstances, not merely from the director's standpoint, but from that of the persons or organizations with which the director has an affiliation, and, where applicable, the frequency and regularity of the services, and whether the services are being carried out at arm's length in the ordinary course of business. Material relationships can include commercial, consulting, charitable, familial and other relationships. A relationship is not material if, in the Board's judgment, it is not inconsistent with the NASDAQ’S director independence standards and it does not compromise a director's independence from management.

Applying the NASDAQ’s standards, the Board has determined that Mr. Wei and Drs. Mazzo, Gray, and Csimma are each “independent” as that term is defined by the NASDAQ’s standards.

Communications with Directors

We have adopted a formal process for shareholder communications with our independent directors. The policy, is available on our website, www.senecabio.com in the “Governance Documents” section in the “Corporate Governance” section under the “Investors” tab. The Document is named “Board Contact.” Individuals wanting to communicate with our directors are invited to communicate with the non-management members of the Board by sending correspondence to the non-management members of the Board of Directors, c/o Corporate Secretary, Seneca Biopharma, Inc., 20271 Goldenrod Lane, Suite 2024, Germantown, MD 20876.

The Corporate Secretary will review all such correspondence and forward to the non-management members of the Board a summary of all such correspondence received during the prior month and copies of all such correspondence that deals with the functions of the Board or committees thereof or that otherwise is determined to require attention of the non-management directors. Non-management directors may at any time review the log of all correspondence received by us that are addressed to the non-management members of the Board and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Chairman of the Audit Committee.

Stock Ownership Guidelines

On November 10, 2016, we adopted stock ownership guidelines for our Chief Executive Officer, Chief Scientific Officer and named executive officers. Under the guidelines, our CEO and CSO are expected to own shares of our common stock that have a value equal to 2x their respective annual salaries. All other named executive officers or Section 16 filing employees are expected to own shares of our common stock that have a value equal to 1x their respective annual salaries. Shares may be owned directly by the individual or owned jointly with or separately by the individual’s spouse, or held in trust for the benefit of the individual, the individual’s spouse or children. Share ownership requirements must be met within five years after first becoming subject to the guidelines.

Committees

We have established three (3) corporate governance committees comprised of the: (i) Audit Committee; (ii) Compensation Committee; and (iii) Governance and Nominating Committee. The committee membership and the function of each of the committees are described below. Each committee is governed by written committee charters. We periodically review such charters and may amend or update the process and procedures contained therein. In the event of such amendment or update, we will promptly post our revised charter on our website. In addition to our established committee, we may from time to time establish special committees as the Board deems necessary. A copy of each respective committee’s charter can be viewed on our website at www.senecabio.com under “Corporate Governance” under the “Investors” tab.

The table below identifies the Board’s standing committees and committee membership as of March 15, 2020:

Director	Independent	Audit Committee	Governance and Nominating Committee	Compensation Committee
Scott Ogilvie (1)	Yes	Member	Member	---
David J. Mazzo, PhD	Yes	---	Member	Member
Cristina Csimma, PharmD, MHP	Yes	---	Chair	Member
Sandford D. Smith (1)	Yes	Member	---	Chair
Mary Ann Gray, PhD	Yes	Chair	---	---

(1)	Effective March 26, 2020, Messrs. Ogilvie and Smith resigned as members of our Board of Directors and from all committees.

Each member of the Audit Committee, the Compensation Committee and the Governing and Nominating Committee is considered independent under Nasdaq listing criteria.

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. Subsequent to the resignation of Messrs. Ogilvie and Smith, our only current member of the Audit Committee is Dr. Gray. The Board anticipates appointing new members to the Audit Committee to fill the vacancies created by the resignations of Messrs. Ogilvie and Smith. The main function of our Audit Committee is to oversee our accounting and financial reporting processes. The Audit Committee assists the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information provided to shareholders and others, appoints Seneca Biopharma’s independent registered public accounting firm, reviews the services performed by the independent registered public accounting firm and Seneca Biopharma’s finance department, evaluates Seneca Biopharma’s accounting policies and the system of internal controls established by management and the Board, reviews significant financial transactions, and oversees enterprise risk management.

The Board has determined that Dr. Gray is an “audit committee financial expert” within the meaning of SEC rules. An audit committee financial expert is a person who can demonstrate the following attributes: (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Governance and Nominating Committee

Our Governance and Nominating Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors, to oversee the evaluation of the board of directors and management, and to develop and update our corporate governance principles. Subsequent to the resignation of Mr. Ogilvie, Drs. Csimma and Mazzo are the members of the Governance and Nominating Committee. The Board anticipates appointing a new member to the Governance and Nominating Committee to fill the vacancy created by Mr. Ogilvie.

The Governance and Nominating Committee evaluates candidates for the Board. Candidates may come to the attention of the Governance and Nominating Committee through current Board members, professional search firms, stockholders or other persons. The Governance and Nominating Committee will consider nominees recommended by our stockholders.

Compensation Committee

The Compensation Committee reviews and approves the compensation arrangements for Seneca Biopharma’s executive officers, including the Executive Chairman, administers our equity compensation plans, and reviews the Board’s compensation. Subsequent to the resignation of Mr. Smith, Drs. Mazzo and Csimma are members of the Compensation Committee. The Board anticipates appointing a new member to the Compensation Committee to fill the vacancy created by the resignation of Mr. Smith.

Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. At present, the positions of Chairman and Chief Executive Officer are held by the same individual.  Based on our Executive Chairman’s knowledge of the Company, its business and its industry, the Board believes this structure is currently in the best interest of the Company and its shareholders.

Risk Oversight

The Company has a risk management program overseen by our Principal Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the Audit Committees. The Board regularly reviews information regarding the Company's liquidity and operations, as well as the risks associated with each, and annually reviews the Company's risks as a whole. Also, the Compensation Committee periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking. The Company currently does not have a lead independent director as it has currently determined one to not be necessary given the Company’s size. The Company’s lead independent director has the following responsibilities:

•	Advising the executive chairman of the Board as to the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to perform their duties effectively and responsibly.

•	Confirming the agenda with the Chief Executive Officer for meetings of the Board.

•	Coordinating and moderating executive sessions of the Board’s independent directors.

•	Acting as the principal liaison between the independent directors and the executive chairman of the Board on sensitive issues.

•	Performing such other duties as the Board may from time to time delegate in order to assist the Board in the fulfillment of its responsibilities.

ITEM 11.	EXECUTIVE COMPENSATION

Our non-executive director and executive compensation programs impact all of our employees by establishing a general framework for compensation and creating a work environment focused on expectations, goals, and rewards. Because the performance of every employee is important to the overall success of the Company, our Board is mindful of the impact that our compensation programs have on all of our employees. In considering our compensation policies and practices, our Board balances the needs to conserve cash and minimize stockholder dilution against the requirements to attract, retain, and motivate our non-executive directors, executives and other employees while fostering an innovative and entrepreneurial corporate culture. Our Board strives to act in the long-term best interests of the Company and its stockholders, as well as ensure that the components of compensation do not, individually or in the aggregate, encourage excessive risk-taking.

Compensation-Setting Process

Role of the Board, Compensation Committee and Management

The Compensation Committee is responsible for overseeing, determining, recommending and approving the compensation of our non-executive directors, CEO and other executives, including the other Named Executive Officers. From time to time during the year, the Compensation Committee will review the compensation of our non-executive directors, CEO and other executives, determine whether to make any adjustments to their respective compensation. With regard to our executive officers, the Compensation Committee reviews base salaries, determine whether an annual incentive award was earned for the last completed fiscal year based on its assessment of the Company and individual performance for that period and, if so, the amount of any such bonuses, and determine whether to make equity awards based on Company and individual performance.

As described below, the Compensation Committee gives considerable weight to our CEO’s performance evaluation of the other executives because of his direct knowledge of each executive’s performance and contributions. The Compensation Committee conducts an annual review of our executives’ compensation and considers adjustments in executive compensation levels to ensure alignment with our compensation strategy and competitive market practices. During this process, the Compensation Committee is also mindful of the results of the shareholder’s Advisory Vote on Executive Compensation during the most recent vote and although not binding, is considered in the compensation setting process.

Role of Senior Management

The Compensation Committee typically seeks the input of our CEO when discussing the performance of and compensation for our other executives, including the other Named Executive Officers. In this regard, at the request of the Compensation Committee our CEO reviews the performance of the other executives, including the other Named Executive Officers, annually and presents to the Compensation Committee his conclusions and recommendations as to their compensation, including base salary adjustments, annual incentive awards, and long-term equity incentive awards. The Compensation Committee then uses these recommendations as one factor in its deliberations to determine the compensation of our executives.

Role of Compensation Consultant

The Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the oversight of our non-executive director and executive compensation program and related policies and practices. For compensation related to the year ended December 31, 2019, the Compensation Committee consulted with Nancy Arnosti and Associates (“Arnosti”), a compensation consulting firm with regard to our executive compensation program. Arnosti was engaged to provide the Compensation Committee with information, recommendations, and other advice relating to these compensation programs on an ongoing basis. Arnosti was directly engaged and serves at the discretion of the Compensation Committee and provides no other services to the Company.

Competitive Positioning

In making compensation decisions, the Compensation Committee reviews independent survey data, as well as publicly available data from companies with which we compete for executive talent. The companies chosen for comparison may differ from one executive to the next depending on the scope and nature of the business for which the particular executive is responsible.

Although the compensation data from comparable companies is useful comparative information, the Compensation Committee does not require that the compensation components of the non-executive directors or individual executives bear any particular relationship to the compensation of non-executive director or executives of similar positions of those comparable companies. In development-focused companies within the biopharmaceutical industry, many traditional measures of corporate performance, such as earnings-per-share or sales growth, may not readily apply in reviewing the performance of executives. Because of the Company’s current stage of development, the Compensation Committee evaluates other indications of performance, including progress towards the Company’s research and development programs and corporate development activities, as well as the Company’s success in securing capital sufficient to enable the Company to continue research and development activities, in its decision-making process.

Say-on-Pay

At our 2017 Annual Meeting of Stockholders held on June 22, 2017, we submitted two proposals to our stockholders regarding our executive compensation practices.

The first was an advisory vote on the 2016 compensation awarded to our named executive officers (commonly known as a “say-on-pay” vote). At our 2017 annual meeting, excluding broker non-votes, approximately 88,471 shares cast votes with regard to the say-on-pay proposal. Of those, 77,834 or approximately 88%, of the shares approved the compensation of named executive officers. We believe that the outcome of our say-on-pay vote signals our stockholders’ support of our compensation approach, specifically our efforts to retain and motivate our named executive officers. In light of this stockholder support, the Compensation Committee determined not to change its approach to compensation. However, even though stockholders demonstrated overwhelming support for our compensation approach in 2017, the Compensation Committee annually reevaluates our compensation practices to determine how they might be improved. The Compensation Committee will continue to consider the outcome of say-on-pay votes when making future compensation decisions for our named executive officers.

The second proposal was a vote on the frequency of future stockholder advisory votes regarding compensation awarded to named executive officers (commonly known as a “say-when-on-pay” vote). The frequency of every year received the highest number of votes cast. Notwithstanding these results, our Board of Directors determined that we would hold our next say-on-pay votes at the 2020 Annual Meeting.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, or earned by, our named executive officers for the years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Nonequity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f) (2)		($) (g)	($) (h)	($) (i) (1)	($) (j)
Kenneth Carter,	2019	$395,000	20,000	-	425,409	(3)	-	-	-	$840,409
Executive Chairman	2018	$-	-	-	-		-	-	-	$-
Richard J. Daly,	2019	$-	-	-	-		-	-	-	$-
Former Chief Executive, President	2018	$239,167	146,370	-	-		-	-	-	$385,537
James Scully,	2019	$-	-	-	-		-	-	-	$-
Former Chief Executive, President	2018	$208,725	-	-	191,310	(4)	-	-	-	$400,035

(1)	Includes automobile allowance, relocation allowance, perquisites and other personal benefits.
(2)	For additional information regarding the valuation of Option Awards, refer to Note 4 of our financial statements contained in this report.
(3)	Includes an Inducement Award of 40,000 options issued initially and an anti-dilution true-up issuance of an additional 116 253 options per Dr. Carter's employment agreement. The options have a strike price of $8.50 and vest over time and based on milestones.
(4)	Represents 12,500 options issued pursuant to Mr. Scully’s consulting agreement to serve as interim CEO on August 4, 2018 valued at $191,310. The options have a strike price of $23.00. The options vested fully on grant date.

Amendment to Employment Agreement with Kenneth Carter

On March 26, 2020, Dr. Kenneth Carter’s employment agreement was amended, having an effective date of April 1, 2020. For a description of the terms of the amendment, please see the Item 9B of Section 2 of this Annual Report entitled “Other Information.”

Employment Agreement with Kenneth Carter

On December 18, 2018, Dr. Kenneth Carter was appointed the executive chairman of the Company to be effective January 1, 2019. In connection with Dr. Carter’s employment, we entered into an at-will employment agreement. Pursuant to the terms of his employment agreement, he received a signing bonus of $20,000 and receives a base salary of $395,000 per year and is eligible to receive an annual cash bonus based on achievement of certain performance milestones with a target of 50% of his base salary.

Dr. Carter was also issued an inducement option to purchase 40,000 shares of common stock on December 12, 2018. The inducement option has an exercise price of $8.50 per share, a term of ten (10) years, and vests as follows: (i) 10,000 options on the effective date, (ii) 5,000 options on the six (6) month anniversary of the effective date, (iii) 5,000 options vest on the two (2) year anniversary of the effective date, and (iv) the remaining 20,000 vest upon the achievement of performance-based milestones. As of December 31, 2019, 27,000 shares have vested, 4,000 have been forfeited for failure to meet the milestone vesting requirements, and 9,000 are currently unvested, subject to meeting vesting conditions.

For a twelve (12) month period following the effective date, Dr. Carter’s employment agreement further calls for the adjustment in the number of shares underlying the inducement option in the event of a capital raising transaction such that Dr. Carter’s ownership percentage would remain the same prior and subsequent to such transaction. Pursuant to the Company’s registered direct offering on July 30, 2019, the Company issued Dr. Carter an additional 116,213 options as an adjustment. Of this issuance, 78,444 shares have vested, 11,621 have been forfeited for failure to meet the vesting requirements, and 26,148 remain unvested as of December 31, 2019.

Dr. Carter’s employment agreement also provides for severance in the event the Company terminates his employment without “cause” or he resigns with “good reason,” or as a result of his death or disability as each term is defined in the employment agreement or upon termination due to death or disability, Dr. carter will be entitled to (i) payment of his accrued base salary, unreimbursed expenses, unpaid but earned bonuses, and accrued and unused vacation time; (ii) the accelerated vesting of 100% of Dr. Carter’s then outstanding unvested equity awards, (iii) the continued payment of his base salary for (a) eighteen (18) months following the termination if such termination occurs within six (6) months of the effective date or if termination occurs within the eighteen (18) month period following a “sale event” or “change of control” and (b) twelve (12) months following the termination date if termination occurs after the initial six (6) month period following the effective date and (iv) payment of a pro rata portion of his target annual bonus for the year in which termination occurs. Dr. Carter will not be entitled to any continued payment of salary after the twenty-four (24) month anniversary of the effective date

In the event of a termination for any reason other than “Cause,” we will be required to make such payments, approximately as follows:

Officer	Severance		Accelerated Vesting of Awards	Total
Kenneth Carter (1)	$592,500	(2)	$0	$592,500

(1)	Assumes termination at December 31, 2019. The effective date of Dr. Carter’s agreement is January 1, 2019.
(2)	Includes 12 months continued payment of base salary of $395,000 plus target bonus of 50% of base salary equal to $197,500.

Employment Agreement with James Scully

Effective August 1, 2018, James Scully was appointed as the interim Chief Executive Officer and Principal Accounting Officer of the Company. On December 31, 2018, Mr. Scully was replaced by Kenneth Carter, PhD., our current executive Chairman.

During Mr. Scully’s tenure, he was entitled to $25,000 per calendar month and obligated to work three (3) full days per week. In the event that he worked additional days, he received $2,000 per full day of service. Mr. Scully’s employment agreement was for a period of six (6) months beginning August 1, 2018 and ending on January 31, 2019, unless terminated earlier upon sixty (60) days’ notice. Mr. Scully was also issued an option to purchase 12,500 shares of Common Stock with a grant date of August 4, 2018, a term of five (5) years, and an exercise price of $23.00 per share which vested fully on the grant date.

Employment Agreement with Richard Daly

On February 15, 2016, Richard Daly was appointed Chief Executive Officer, President, and as a member of the Company’s board of directors. Mr. Daly resigned effective July 31, 2018 as CEO, president and as a member of the Board. Pursuant to the terms of the employment agreement, Mr. Daly received a base salary of $440,000 per year (reduced to $410,000 per year pursuant to voluntary salary reduction on June 1, 2016) and was eligible to receive an annual cash bonus based on achievement of certain performance goals with a target of 50% of his base salary.

Mr. Daly’s employment agreement provided for severance in the event Company terminates Mr. Daly’s employment without Cause or Mr. Daly resigned with Good Reason, as each term is defined in the employment agreement, Pursuant to Mr. Daly’s resignation, no severance was paid pursuant to the terms of his employment agreement..

Equity Compensation Plans

We currently have the following equity compensation plans outstanding as of the date hereof: (i) 2007 Equity Compensation Plan, (ii) 2010 Equity Compensation Plan, (iii) Inducement Award Stock Option Plan and (iv) 2019 Equity Incentive Plan.

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see ”Equity Compensation Plan Information” contained in the Section entitled “Market for Registrant’s common equity, related stockholder matters” contained in this Form 10-K.

Outstanding Equity Awards Value at Fiscal Year-End

The following table includes information with respect to the value of all outstanding equity awards previously awarded to our named executive officers as of December 31, 2019. All references to common stock, share, and per share amounts have been retroactively restated to reflect the 1:20 reverse stock split that became effective on July 17, 2019

	Number of securities underlying unexercised options - exercisable	Number of securities underlying unexercised options - unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan award: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)		(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth Carter, PhD (1)(2)	105,444	35,148	–	$8.50	12/12/28	–	–	–	–
James Scully (3)	12,500			$23.00	8/4/23	–	–	–	–

________________________

(1)	On December 12, 2018, in connection with his employment agreement, we granted Dr. Kenneth Carter, our executive chairman, an inducement option to purchase 40,000 shares under our inducement stock option plan. The Options vest as follows: (i) 10,000 on the effective date (January 1, 2019), (ii) 5,000 on the six (6) month anniversary of the effective date, (iii) 5,000 on the two (2) year anniversary of the effective date, and (iv) 20,000 on the achievement of performance-based milestones to be completed within a time domain of six (6) to twelve (12) months following the effective date.
(2)	On July 30, 2019, in accordance with the terms of his employment agreement and original grant, we granted Kenneth Carter an additional inducement option to purchase 116,213 shares under our inducement stock plan. The options vest in the same proportions as the initial award on both a time and performance basis.
(3)	On August 4, 2018, we granted our interim CEO an option to purchase 12,500 common shares. The options were granted under our 2010 Stock Plan. The award vested on the grant date.

DIRECTOR COMPENSATION

Board Compensation Arrangements

Our non-executive director compensation program is overseen and approved by our Compensation Committee and is designed to enable us to continue to attract and retain highly qualified directors by ensuring that director compensation is in line with peer companies competing for director talent, and is designed to address the time, effort, expertise, and accountability required of active board membership. In general, we believe that annual compensation for non-employee directors should be cash and equity based and designed to compensate members for their service on the Board and its committees, align the interests of directors and stockholders and, by vesting over time, to create an incentive for continued service on the Board. Our Compensation Committee annually reviews and approves compensation programs related to our non-employee members of the Board of Directors.

The following are the terms of our Director Compensation Plans pursuant to which non-employee directors are compensated:

Director Compensation Plan

Each non-employee director receives a $100,000 annual board fee subject to annual review and adjustment. The annual board fee is payable as follows: (i) up to $50,000 in cash and (ii) the balance in equity grants consisting of common stock purchase options, restricted stock units or restricted stock, at the election of each non-employee director. Directors electing to receive a portion of their annual fee in cash will receive four equal quarterly payments during the year. Applicable equity grants will be made as of July 1 of each year and will vest quarterly over the grant year. Fees for new directors appointed or elected during the year will be pro-rated and made on the fifth (5th) day following such approval and acceptance on the Board.

Each non-employee director continuing service will be required to make an election to receive the board fee in either cash, restricted stock, restricted stock units, or common stock options or a combination thereof by June 15th of each year. All grants of restricted stock and restricted stock units will be valued using the adjusted closing bid price of the Company’s common stock on the applicable grant date. All option grants will be valued using the Black-Scholes option pricing model and are subject to customary assumptions used in the preparation of the financial statements.

Board Compensation for 2019 Board Year

The following table summarizes compensation paid/to be paid to non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	($) (b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)
William Oldaker
Independent Director (1)	$37,500	-	$37,500	-	-	-	$75,000
Scott Ogilvie
Independent Director (2)(8)	$50,000	-	$50,000	-	-	-	$100,000
David J. Mazzo, PhD.
Independent Director (3)	$27,361	-	$27,466	-	-	-	$54,827
Cristina Csimma, PharmD, MHP
Independent Director (2)	$50,000	-	$50,000	-	-	-	$100,000
Binxian Wei
Independent Director (4)	-	-	$84,114	-	-	-	$84,114
Sandford Smith
Independent Director (5)(8)	$50,000	$50,000	-	-	-	-	$100,000
Mary Ann Gray, PhD
Independent Director (6)	-	$34,830	$11,608	-	-	-	$46,438
Stanley Westreich (7)
Independent Director	$22,639	-	$25,000	-	-		$47,639

 __________________________

(1)	The Director’s compensation includes $37,500 from the vesting of 4,017 stock purchase options. Of these options, 1,491 have an exercise price of $22.20 and 2,526 have an exercise price of $6.00. All options have an original contractual term of 10 years. Effective September 30, 2020, Mr. Oldaker resigned from the Board of Directors. All options were forfeited as of December 31, 2019.

(2)	The Director’s compensation includes $50,000 from the vesting of 6,543 stock purchase options. Of these options, 1,491 have an exercise price of $22.20 and 5,052 have an exercise price of $6.00. All options have an original contractual term of 10 years.

(3)	The Director’s compensation includes $27,466 from the vesting of 5,507 stock purchase options. Of these options, 455 have an exercise price of $7.20 and 5,052 have an exercise price of $6.00. All options have an original contractual term of 10 years.

(4)	The Director’s compensation includes $84,114 from the vesting of 16,031 stock purchase options. Of these options, 5,925 have an exercise price of $8.80 and 10,106 have an exercise price of $6.00. All options have an original contractual term of 10 years.

(5)	The Director’s compensation includes $25,000 from the vesting of 1,127 restricted stock units and $25,000 from the vesting of 4,167 shares of restricted stock.

(6)	The Director’s compensation includes $11,608 from the vesting of 2,385 stock purchase options $13,936 from the vesting of 2,362 restricted stock units and $20,894 from the vesting of 3,541 shares of restricted stock. The options have exercise price of $4.87 and an original contractual term of 10 years.

(7)	The Director’s compensation includes $25,000 from the vesting of 1,491 stock purchase options. The options have exercise price of $22.20 and an original contractual term of 10 years. Effective June 30, 2020, Mr. Westreich resigned from the Board of Directors. All options were forfeited as of December 31, 2019.

(8)	The Directors resigned from the Board on March 26, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2019.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price for Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2007 Stock Plan	1,903	$187.40	*
2010 Equity Compensation Plan	67,864	$218.93	10,497
2019 Equity Incentive Plan (1)	74,749	$5.19	109,964
Equity compensation plans not approved by security holders
Inducement Plan	140,592	$8.50	74,408
Total	285,108	$58.91	194,869

* Our 2007 Stock Plan terminated.  Accordingly, although certain outstanding awards under the plan can still be exercised, no additional grants may be made pursuant to such plan.

(1)	On January 1 of each calendar year, the number of shares of common stock authorized under the 2019 Equity Incentive Plan increases by 4% of the total shares of common stock issued and outstanding on such date.

2019 Equity Incentive Plan

Our 2019 Equity Incentive Plan (“2019 Plan”) was approved by our stockholders on June 12, 2019 and is administered by our board or our compensation committee. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted tock units, and other stock-based awards to our employees, directors, and consultants. The purpose of the 2019 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants, and to promote the success of our business. Under the terms of the 2019 Plan, we initially reserved 200,000 shares of common stock, subject to an automatic increase on the first day of each calendar year by 4% of the total shares of common stock issued and outstanding on such date. The 2019 Plan further authorized the administrator to amend the exercise price and terms of certain awards thereunder.

Equity Compensation Plans Not Approved by Security Holders

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Inducement Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of awards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Pursuant to the Inducement Plan, as amended and currently in effect, the Company may grant stock options for up to a total of 175,000 shares of common stock to new employees of the Company. As of December 31, 2019, 140,592 grants have been made pursuant to the Inducement Plan. The Inducement Plan is intended to qualify as an inducement plan under NASDAQ Listing Rule 5635(c)(4) and accordingly, the Company did not seek stockholders’ approval.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2020, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner (1)	Shares	Shares Underlying Convertible Securities	Total	Percent of Class (2)
Directors and named executive officers
Kenneth Carter	-	105,444	105,444	1.11%
Stanley Westreich (3)	6,370	-	6,370	*
William Oldaker (4)	1,276	-	1,276	*
Scott Ogilvie	331	12,175	12,506	*
Sandford Smith	7,395	287	7,682	*
Cristina Csimma, Pharm.D, MHP	1,430	10,561	11,991	*
Binxian Wei (5)	-	21,084	21,084	*
David Mazzo	-	8,033	8,033	*
Mary Ann Gray, Ph.D	9,081	3,670	12,751	*
All directors and named executive officers as a group (9 individuals)			187,137	*

5% owners as reported on form SC 13G
None
All directors, named executive officers, and 5% owners as a group (9 entities)			187,137	1.97%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Seneca Biopharma, Inc. 20271 Goldenrod Lane, Germantown, MD 20876.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 9,428,011 shares of common stock issued and outstanding as of March 10, 2020.

(3)	Mr. Westreich’s tenure as a Board member ended on June 12, 2019.
(4)	Mr. Oldaker resigned from the Board effective September 30, 2019.
(5)	Mr. Wei is appointed by the Series A 4.5% Convertible Preferred Stock owners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Related Party Transactions Procedures

We review all known relationships and transactions in which Seneca Biopharma and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our management, in consultation with our outside legal consultants, determines based on specific fact and circumstances whether Seneca Biopharma or a related party has a direct or indirect interest in these transactions. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

If it is determined that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

•	the benefits to us of the transaction;

•	the nature of the related party’s interest in the transaction;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of Seneca Biopharma and our stockholders;

•	the potential impact of the transaction on a director’s independence; and

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

Related Party Transactions

Summarized below are certain transactions and business relationships between Seneca Biopharma and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2018.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in the Section of this Annual Report entitled “Director Compensation” and “Executive Compensation.”

Information regarding disclosure of compensation to a director is included in the Section of this Annual Report entitled “Director Compensation.”

Information regarding the identification of each independent director is included in the Section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

All of our officers and directors enter into our standard indemnification agreement.

During the Board fiscal year of January 1, 2018 through December 31, 2018, we paid the following compensation to our non-employee board members:

1.      An aggregate of $250,000 in cash;

2.      An aggregate of 3,624 restricted stock awards valued at $164,178;

3.      An aggregate of 6,307 common stock purchase options valued at $125,000; and

4.      An aggregate of 1,359 restricted stock units valued at $50,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors, Dixon Hughes Goodman LLP for our 2019 and 2018 fiscal years, respectively:

Type of Fees	2019	2018
Audit Fees	$119,350	$121,823
Audit Related Fees	30,000	-
Tax Fees	12,000	8,622
All other Fees (1)	-	-
Total Fees	$161,350	$130,445

(1)	Fees associated with registration statements and issuance of comfort letters

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Dixon Hughes Goodman LLP and has determined that the provision of such services to us during fiscal 2019 and in connection with the audit of our 2019 consolidated financial statements is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Dixon Hughes Goodman LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

2.	Exhibits:

			Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith	Form		No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A		3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K		3.01(i)	001-33672	7/18/19

3.01(ii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K		3.01	001-33672	10/30/19

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014		8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	*

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan		8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016		8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016		8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate		8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017		8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017		8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering		8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering		8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019		10-Q	4.40	001-33672	5/14/19

4.41**	Neuralstem 2019 Equity Incentive Plan		DEF 14A	Appendix I	001-33672	4/29/19

4.42**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan		S-1	4.42	333-232273	6/21/19

4.43**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.44**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.45	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.46	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

4.47	Form of Series P Replacement Warrant issued in January 2020 Offering	8-K	4.01	001-33672	1/22/20

4.48	Form of Series Q Replacement Warrant issued in January 2020 Offering	8-K	4.02	001-33672	1/22/20

4.49	Form of Placement Agent Warrant issued in January 2020 Offering	8-K	4.03	001-33672	1/22/20

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers	8-K	10.03	001-33672	12/12/18

10.23	Letter Agreement from January 2020 Offering	8-K	10.01	001-33672	1/22/20

10.24	Form of Placement Agent Agreement from January 2020 Offering		8-K	10.02	001-33672	1/22/20

10.25	Amendment to Employment Agreement with Kenneth Carter effective April 1,2020	*

14.01	Code of Ethics and Conduct		10-K	14.01	001-33672	4/2/18

14.02	Financial Code of Professional Conduct	*

21.01	Subsidiaries of Registration		10-K	21.01	001-33672	3/10/14

23.01	Consent of Dixon Hughes Goodman LLP	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURALSTEM, INC

Dated: March 27, 2020	By:	/S/Kenneth Carter
Kenneth Carter, PhD Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/Kenneth Carter Kenneth Carter	Executive Chairman (Principal Executive Officer and Financial Officer)	March 27, 2020

/s/ Cristina Csimma Cristina Csimma	Director	March 27, 2020

/s/ Mary Ann Gray Mary Ann Gray	Director	March 27, 2020
/s/ David Mazzo David Mazzo	Director	March 27, 2020

/s/ Binxian Wei Binxian Wei	Director	March 27, 2020

