Form 10-Q
period 2020-03-31
Seneca Biopharma, Inc.
filed 2020-05-15
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 30, 2020, there were 9,428,011 shares of common stock, $.01 par value, issued and outstanding.

Seneca Biopharma, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Seneca Biopharma, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,030,024	$5,114,917
Trade and other receivables	19,014	21,064
Prepaid expenses	414,683	510,900
Total current assets	10,463,721	5,646,881

Property and equipment, net	31,130	41,036
Patents, net	649,745	668,936
ROU and other assets	215,953	227,036
Total assets	$11,360,549	$6,583,889

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$961,026	$824,406
Accrued bonuses	98,750	135,686
Short-term note and other current liabilities	126,450	264,665
Total current liabilities	1,186,226	1,224,757

Warrant liabilities, at fair value	59,971	84,596
Lease liability, net of current portion	136,395	148,543
Total liabilities	1,382,592	1,457,896

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	2,000	2,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 9,428,011 and 3,866,457 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	94,280	38,665
Additional paid-in capital	239,439,587	227,067,058
Accumulated other comprehensive loss	(7,148)	(6,186)
Accumulated deficit	(229,550,762)	(221,975,544)
Total stockholders' equity	9,977,957	5,125,993
Total liabilities and stockholders' equity	$11,360,549	$6,583,889

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2020	2019

Revenues	$6,020	$2,500

Operating expenses:
Research and development expenses	696,889	1,514,463
General and administrative expenses	1,299,595	944,602
Total operating expenses	1,996,484	2,459,065
Operating loss	(1,990,464)	(2,456,565)

Other income (expense):
Interest income	13,289	29,000
Interest expense	(2,579)	(2,017)
Warrant inducement expense	(5,620,089)	-
Gain (loss) on fair value of liability classified warrants	24,625	(340,115)
Other expense	-	(344,295)
Total other income (expense)	(5,584,754)	(657,427)

Net loss	$(7,575,218)	$(3,113,992)

Net loss per share - basic and diluted	$(0.93)	$(3.42)

Weighted average common shares outstanding - basic and diluted	8,139,159	910,821

Comprehensive loss:
Net loss	$(7,575,218)	$(3,113,992)
Foreign currency translation adjustment	(962)	(1,743)
Comprehensive loss	$(7,576,180)	$(3,115,735)

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.
Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	910,253	$9,103	$219,654,753	$(413)	$(213,623,893)	$6,049,550
Share based payments	-	-	-	-	337,966	-	-	337,966
Foreign currency translation adjustments	-	-	-	-	-	(1,743)	-	(1,743)
Net loss	-	-	-	-	-	-	(3,113,992)	(3,113,992)
Balance at March 31, 2019	1,000,000	$10,000	910,253	$9,103	$219,992,719	$(2,156)	$(216,737,885)	$3,271,781

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	200,000	$2,000	3,866,457	$38,665	$227,067,058	$(6,186)	$(221,975,544)	$5,125,993
Share based payments	-	-	-	-	75,892	-	-	75,892
Issuance of common stock and inducement warrants for warrant exercises	-	-	5,561,554	55,615	12,296,637	-	-	12,352,252
Foreign currency translation adjustments	-	-	-	-	-	(962)	-	(962)
Net loss	-	-	-	-	-	-	(7,575,218)	(7,575,218)
Balance at March 31, 2020	200,000	$2,000	9,428,011	$94,280	$239,439,587	$(7,148)	$(229,550,762)	$9,977,957

Seneca Biopharma, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,575,218)	$(3,113,992)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,078	39,821
Share-based compensation expense	75,892	337,966
Warrant inducement expense	5,620,089	-
(Gain) loss on fair value of liability classified warrants	(24,625)	340,115

Changes in operating assets and liabilities:
Trade and other receivables	2,050	56,275
Related party receivable	-	362,176
Prepaid expenses	93,054	75,938
ROU and other assets	9,334	19,125
Accounts payable and accrued expenses	138,584	244,319
Accrued bonuses	(36,936)	-
Other current liabilities	1,042	(27,648)
Lease and other long term liabilities	(9,973)	-
Net cash used in operating activities	(1,677,629)	(1,665,905)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from warrant exercises	6,732,163	-
Payments of short-term note payable	(138,735)	(117,019)
Net cash provided by (used in) financing activities	6,593,428	(117,019)
Effects of exchange rates on cash	(692)	903
Net increase (decrease) in cash and cash equivalents	4,915,107	(1,782,021)

Cash and cash equivalents, beginning of period	5,114,917	5,787,110

Cash and cash equivalents, end of period	$10,030,024	$4,005,089

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,579	$2,017

See accompanying notes to unaudited condensed consolidated financial statements.

SENECA BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

Seneca Biopharma, Inc., is a clinical-stage biopharmaceutical company developing novel treatments for diseases of high unmet medical need. The Company is in the process of transforming the organization through the acquisition or in-licensing of new science and technologies, to develop with the goal of providing meaningful therapies for patients.

In addition to the anticipated development of in-licensed or acquired technologies, the Company plans to continue to maintain NSI-566 (stem cell) and NSI-189 (small molecule) and related clinical programs and will seek to partner these product candidates for further development.

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

On July 17, 2019, we effected a 1-for-20 reverse stock split of our common stock. Stockholders’ equity and all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split for all periods presented.

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and have not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at March 31, 2020, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of March 31, 2020 will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans for more than 12 months after this filing. Accordingly, we will require additional capital to further develop our product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties on unfavorable terms. We currently do not have any commitments for future funding from any source.

We have spent and will continue to spend substantial funds in the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates and we anticipate spending additional funds to maintain these programs as we seek partners to further their clinical development. We have also began spending funds on the evaluation of new assets and technologies with the goal of acquisition and development. No assurance can be given that (i) the FDA or any other regulatory agency will grant approval for us to market and sell our product candidates, (ii) if regulatory approval is granted, that we will ever be able to sell our proposed products or be profitable, or (iii) that we will be able to identify and acquire and/or in-license promising new assets or technologies.

Note 2.   Significant Accounting Policies and Basis of Presentation

Basis of Presentation

In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The unaudited condensed consolidated balance sheet at December 31, 2019, has been derived from audited consolidated financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC, and as may be amended.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiary is its local currency.  Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for our subsidiary are accumulated in other comprehensive income or loss, a component of stockholders' equity.   Transaction gains or losses are included in the determination of net loss.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the three months ended March 31, 2020 and 2019, we recorded approximately $52,200 and $95,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share or the three-month periods ended March 31, 2020 and 2019. A total of approximately 7.7 and 0.7 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2020 and 2019, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value; accordingly, we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is generally determined at the grant date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units is generally determined at the grant date based on the closing price of our common stock on that date. The value of the award is generally recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the three-month periods ended March 31, 2020 or 2019.

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

Leases

We determine if an arrangement is or contains a lease at its inception. We have made accounting policy elections whereby we (i) do not recognize right-of-use (“ROU”) assets or lease liabilities for our short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other noncurrent assets and operating lease liabilities are included in other current liabilities in our condensed consolidated balance sheets. We do not have any finance leases.

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

Significant New Accounting Pronouncements

Recently Adopted Guidance

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU addresses the disclosure requirements for fair value measurements. The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. We adopted this guidance effective January 1, 2020. The adoption did not have a material impact to our consolidated financial statements.

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

We have reviewed other recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on our condensed consolidated financial statements as a result of future adoption.

Note 3.   Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities.

•	Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have segregated our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

At March 31, 2020 and December 31, 2019, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$84,596	$84,596
Balance at December 31, 2019	$-	$-	$84,596	$84,596

Liability classified stock purchase warrants	$-	$-	$59,971	$59,971
Balance at March 31, 2020	$-	$-	$59,971	$59,971

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - loss	340,115
Balance at March 31, 2019	$923,849

Balance at December 31, 2019	$84,596
Change in fair value - gain	(24,625)
Balance at March 31, 2020	$59,971

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

For both the three-month periods ended March 31, 2020 and 2019, the changes in fair value of our liability classified warrants are primarily due to changes in the underlying price of our common stock.

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2020, we have approximately 8.5 million shares of common stock reserved for issuance upon the granting of awards under our equity incentive plans and the exercise of outstanding equity-linked instruments.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in our condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2020	2019

Research and development expenses	$-	$200,337
General and administrative expenses	75,892	137,629
Total	$75,892	$337,966

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2020 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	271,660	$61.83	7.8	$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(5,054)	$6.00
Outstanding at March 31, 2020	266,606	$62.89	7.3	$-

Exercisable at March 31, 2020	219,202	$74.54	7.0	$-

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$5.90	-	$6.00	50,430	$5.99	8.5	$-
$7.20	-	$8.80	146,972	$8.51	8.7	-
$22.20	-	$80.60	28,501	$31.63	4.7	-
$107.40	-	$1,102.40	40,703	$351.63	2.4	-
			266,606	$62.89	7.3	$-

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

Options granted in the three months ended March 31, 2019, had a weighted average grant date fair value of $0.34 per share. No options were granted in the three months ended March 31, 2020.

Unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2020 was approximately $73,000 to be recognized over approximately 0.4 years.

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

No RSU’s were granted in either of the three months ended March 31, 2020 or 2019.

RSUs vesting in the three months ended March 31, 2020 had a total value of approximately $7,500. No RSU’s vested in the three months ended March 31, 2019.

At March 31, 2020, we had 5,467 outstanding RSUs with a weighted average grant date fair value of $29.62 and a total intrinsic value of approximately $3,600. Unrecognized compensation cost for unvested RSUs at March 31, 2020 was approximately $7,000 to be recognized over approximately 0.3 years.

No RSU’s were converted in either of the three months ended March 31, 2020 or 2019.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

No restricted stock was granted in either of the three months ended March 31, 2020 or 2019.

Restricted stock vesting in the three months ending March 31, 2020, had a weighted average grant date fair value of $1.11 and a total intrinsic value of approximately $5,100. Restricted stock vesting in the three months ending March 31, 2019, had a weighted average grant date fair value of $5.90 and a total intrinsic value of approximately $1,300.

At March 31, 2020, we had 1,907 shares of restricted stock outstanding with an average grant date fair value of $5.90. Unrecognized compensation cost for unvested restricted stock awards at March 31, 2020 was approximately $11,300 to be recognized over approximately 0.3 years.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At March 31, 2020, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised such warrants at an exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds. As an inducement to exercise, we reduced the exercise price on the existing warrants from $2.70 to $1.36 and issued 5,555,554 replacement warrants with an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a two-year term and 2,777,777 have a five-year term. In conjunction with the transaction we issued to the placement agent 444,445 common stock purchase warrants with an exercise price of $1.70 and a five-year term.

We recognized an expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020 of approximately $5.6 million representing the fair value of the inducement offer. The fair value is comprised of the fair value of the modification of the original warrants (the reduction in exercise price) and the fair value of the replacement warrants. The fair values were calculated using the Black-Scholes option pricing model.

A summary of outstanding warrants at March 31, 2020 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$1.14	-	$1.23	5,704,703	May 2021	-	January 2025
$1.70	-	$3.38	1,493,999	December 2020	-	January 2025
$6.00	-	$782.60	199,914	July 2020	-	April 2024
			7,398,616

Preferred and Common Stock

We have outstanding 200,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 38,873 shares of the Company’s common. In April and July 2019, 800,000 Series A 4.5% Convertible Preferred Stock shares were converted into 155,496 shares of common stock in accordance with their terms.

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

Our long-term operating lease and related sublease for our San Diego facility both terminated in August 2019. We recognized other income of approximately $24,200 from this sublease for the three months ended March 31, 2019.

We recognized total rent expense of approximately $30,400 and $59,100 in the three months ended March 31, 2020 and 2019, respectively. Included in the expense is approximately $16,900 in each of the three months ended March 31, 2020 and 2019, respectively relating to our short-term leases. Lease costs, net of sublease income, for the periods ended March 31 consisted of the following:

	2020	2019
Operating lease cost	$30,417	$50,160
Variable lease cost	-	8,916
Sublease income	-	(24,159)
Total net lease cost	$30,417	$34,917

At March 31, 2020, we have approximately $190,800 of ROU assets included in ROU and Other Assets and approximately $169,300 of lease liability the current portion of which is included in Short-term Notes and Other Current Liabilities and the long-term portion of which is included in Lease Liability, Net of Current Portion in our condensed consolidated balance sheets.

Maturities of our lone long-term operating lease as of March 31, 2020 were as follows:

Future undiscounted cash flows:
2020	*	$38,285
2021		53,685
2022		55,311
2023		57,118
2024		13,437
Total		217,836
Discount factor		(48,552)
Lease liability		169,284
Less current liability		(32,889)
Non-current lease liability		$136,395

* reflects the remaining 9 months of 2020

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

In March 2019, in conjunction with the former executive officer’s termination, we entered into a consulting agreement and release of claims agreement with the former executive officer. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. At March 31, 2020, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 7. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our: ability to conduct and obtain successful results from ongoing pre-clinical and clinical trials, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed therapeutic products, protect our intellectual property rights and obtain additional financing to continue our operations. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC, in our subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Seneca” refers to Seneca Biopharma, Inc. and its subsidiary. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2020), unless another date is specified. On July 17, 2019, we completed a 1-for-20 reverse stock split of our common stock. All share and per shares information in this report have been adjusted to reflect the reverse stock split. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three-month periods ended March 31, 2020 to the comparable period of 2019.

•	Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

Historically, we have been primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the United States Food and Drug Administration (“FDA”), and its international counterparts, to market and commercialize such therapies. In early 2019, we also began an in-licensing and acquisition strategy by which we are evaluating novel therapeutics that could benefit from our development experience with the goal of developing such technologies for commercialization.

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

To date, our technology platform has produced two lead assets in clinical development: our NSI-566 stem cell therapy program and our NSI-189 small molecule program. A component of our current strategy is out-licensing and we have recently initiated a formal out-licensing initiative aimed at securing partners to advance the clinical development of these two programs.

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

In-licensing and Acquisition Strategy

In addition to the development of our current product candidates, we have initiated an in-licensing and/or acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating novel therapeutics that could benefit from our development experience with the goal of developing such candidates for commercialization. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in focusing on a limited product portfolio and therapeutic areas, thus potentially increasing our probability of commercial success.

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

Amyotrophic Lateral Sclerosis

Amyotrophic lateral sclerosis (“ALS”) is a disease of the nerve cells in the brain and spinal cord that control voluntary muscle movement. In 2018 the United States Centers for Disease Control and Prevention reported that between 16,000 and 17,000 Americans have ALS, a prevalence of 5.2 cases per 100,000 people. In ALS, nerve cells (motor neurons) waste away or die and can no longer send messages to muscles. This eventually leads to muscle weakening, twitching, and an inability to move the arms, legs, and body. As the condition progresses, muscles in the chest area stop working, making it difficult or impossible to breathe. NSI-566 is under development as a potential treatment for ALS by providing cells designed to nurture and protect the patient’s remaining motor neurons. We received orphan designation by the FDA for NSI-566 in ALS.

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

Clinical Experience with NSI-566

Ischemic Stroke

In 2013, we commenced an open label, non-GCP compliant, Phase I safety and dose escalation study to test transplantation of NSI-566 in human subjects for the treatment of motor deficits due to ischemic stroke. The trial was conducted at BaYi Brain Hospital in Beijing, China and sponsored by Suzhou Neuralstem, a wholly-owned subsidiary of Seneca in China. This study was intended to evaluate the safety of direct injections of NSI-566 into the brain and to determine the maximum safe tolerated dose. We completed dosing the final cohort, for a total of nine subjects, in March 2016. Subjects were monitored through a 24-month observational follow-up period. Delivery of NSI-566 cells in this population appeared to be safe and well tolerated at all doses. There were no deaths or serious adverse events related to the treatment (Zhang et al., Stem Cells Transl Med 2019, 8(10):999-1007).

In August 2018, we initiated a non-GCP compliant Phase 2 trial which is designed as a randomized, double-blind, placebo-controlled study. A total of 22 subjects were randomized to receive NSI-566 stem cells (72 million cells) or sham-surgery at a 1:1 ratio. All operations were conducted at BaYi Brain Hospital, the site of the Phase 1 study, and all follow-up assessments are being conducted by blinded, independent neurologists at Beijing Rehabilitation Hospital. The final subject was enrolled in this study in August 2019.

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

Chronic Spinal Cord Injury

In 2013, we received authorization from the FDA to commence a Phase 1 clinical trial to treat chronic spinal cord injury. The trial, which is taking place at The University of California, San Diego or UCSD, commenced in 2014 and the first subject was treated in October 2014. The study enrolled four AIS A classification thoracic spinal cord injury subjects (motor and sensory complete), one to two years’ post-injury at the time of stem cell treatment. In January of 2016, we reported six-month follow-up data on all four subjects. The stem cell treatment was found to be safe and well-tolerated by the subjects enrolled and there were no serious adverse events. In April of 2018, we enrolled the first subject in the second cohort of the trial, which included patients with AIS-A complete, quadriplegic, cervical injuries involving C5-C7 of their spinal cord. The final patient of this cohort was enrolled in March 2019.

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

Clinical Experience with NSI-189

In 2011, we commenced a Phase 1A clinical trial to evaluate the safety and pharmacokinetics of NSI-189 in healthy volunteers. The study enrolled 41 healthy male and female subjects into a single ascending dose phase. No dose-limiting toxicity was observed, and no serious adverse events (AE) were noted. This study was followed in 2012 with a Phase 1B randomized, double-blind, placebo-controlled, multiple-dose escalation study to evaluate safety, tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) effects of NSI-189 phosphate in subjects with MDD. Trial data were presented in June 2014 at the American Society of Clinical Psychopharmacology Annual Meeting (ASCP) and published in the journal Molecular Psychiatry (Fava et al., Mol Psychiatry 2016, 21(10):1372-1380). NSI-189 was well tolerated and there were no serious adverse events.

In May of 2016, we initiated an exploratory Phase 2 randomized, placebo-controlled, double-blind clinical trial for the treatment of MDD in an outpatient setting. The study randomized 220 subjects into three cohorts: NSI-189 40 mg twice daily (BID), NSI-189 40 mg once daily (QD), or placebo, and was conducted under the direction of study principal investigator (PI) Maurizio Fava, MD, Executive Vice Chair, Department of Psychiatry and Executive Director, Clinical Trials Network and Institute, Massachusetts General Hospital. The study did not meet its primary efficacy endpoint of a statistically significant reduction in depression symptoms on the Montgomery-Asberg Depression Rating Scale (MADRS), compared to placebo. Both doses were well-tolerated with no serious adverse events reported.

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

Preclinical Experience with NSI-189

NSI-189 has shown promise in preclinical studies evaluating its impact in animal models for a number of different disease indications, including:

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

Research and Development

Substantial resources have been and will be devoted to our research and development programs. Our efforts are directed at developing therapies utilizing our stem cells and small molecule regenerative drug candidates. This research is conducted internally, through the use of third-party laboratories, consulting companies under our direct supervision, and through collaboration with academic institutions.

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

Employees

As of April 30, 2020, we had seven (7) full-time employees. We also use the services of several outside consultants in business and scientific matters.

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

We have a wholly-owned subsidiary in the People’s Republic of China that primarily oversees our current clinical trial to treat motor deficits due to ischemic stroke.

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met at mid-term. The award performance period was extended through July 31, 2020 to complete the data collection and report writing. The grant balance was approximately $57,000 at March 31, 2020, we anticipate receiving this amount over the extended performance period. In June 2018, we were awarded a Department of Defense grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 was received in 2019. The proceeds from the awards are recorded as a reduction of our gross research and development expenses, based on the terms and conditions of the grants.

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

Going Concern

Our auditors’ report issued in connection with our December 31, 2019 financial statements expressed an opinion that due to recurring losses from operations and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. We have evaluated the impact of the pandemic on our business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and our investment policies regarding cash as well as the long term effects in the medical and drug development fields. Given our present level of operations and liquidity, along with our planned and ongoing clinical trials, we believe it is still too early to predict whether COVID-19 will have a material impact on our short-term operations. From a medium to long term perspective, if we were to initiate additional clinical trials or complete an in-licensing transaction, we may be required to raise additional capital and engagement with third party vendors, CROs and CMOs. If the present business shutdowns continue, we may find it difficult to engage such vendor and the cost of such trials, as well as the time to conduct them, may greatly increase as a result of the inefficiencies inherent in virtual meetings, increases in general costs and a decrease in the number of qualified vendors. Additionally, the pandemic has had a negative impact on the capital markets and accordingly, will likely impact our ability to raise additional capital with which to fund our operations. Although still too early to predict, we believe the mid and long-term effects of COVID-19 may materially impact our business.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three-month periods ended March 31, 2020 and 2019, no significant impairment losses were recognized.

Fair Value Measurements - The fair value of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their carrying values due to their short maturities. The fair values of our liability classified warrants are estimated using Level 3 unobservable inputs.

Share-Based Compensation - We account for share-based compensation at fair value; accordingly, we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is generally determined at the grant date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units is generally determined at the grant date based on the closing price of our common stock on that date. The value of the award is generally recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

During each of the three months ended March 31, 2020 and 2019 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the three months ended March 31, 2020 we recognized $3,500 of royalty revenue related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the three months ended March 30 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$696,889	$1,514,463	$(817,574)	(54%)
General and administrative expenses	1,299,595	944,602	354,993	38%
Total operating expenses	$1,996,484	$2,459,065	$(462,581)	(19%)

Research and Development Expenses

The decrease of approximately $818,000 or 54% in research and development expenses was primarily attributable to the continued wind down of clinical activities for our stem cell and small molecule programs in 2020. In 2019, we incurred expenses related to external consulting services engaged in the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition. We expect that research and development expenses, which include expenses related to our ongoing stroke clinical trial, will decrease in the future as we seek partners to further the clinical development. This could change if we are successful in our in-licensing and acquisition strategy in which we are evaluating novel therapeutics, our research and development expenditures will be primarily devoted to advancing the acquired programs towards or through later stage clinical trials.

General and Administrative Expenses

G&A expenses increased approximately $355,000 or 38%. As noted above we have shifted the Company strategy and focus from the development of the stem cell assets and initiated an out-licensing effort to partner these programs while seeking to in license or acquire novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization. Associated with this shift in strategic focus our G&A expenses in the 2020 period reflect an enhanced internal management structure including individual consultants in key roles.

Other income (expense)

Other expense, net totaled approximately ($5,585,000) and ($657,000) for the three months ended March 31, 2020 and 2019, respectively.

Other income, net in 2020 consisted primarily of a non-cash warrant inducement charge of approximately $5,620,000 partially offset by $25,000 of non-cash gains related to the fair value adjustment of our liability classified warrants.

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

We had cash and cash equivalents of approximately $10 million at March 31, 2020. In January 2020, we raised approximately $6.7 million of net proceeds from the exercise of certain common stock purchase warrants pursuant to an inducement offer.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand will be sufficient to fund our operations, for more than 12 months after this filing. Accordingly, we will require additional capital to further develop current or acquired product candidates, conduct our pre-clinical and clinical development programs and to fund our operations. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. Consequently, as explained in Note 1 to our condensed consolidated financial statements, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2020 compared to 2019

	Three Months ended March 31,		Favorable (Unfavorable)
	2020	2019	$	%

Net cash used in operating activities	$(1,677,629)	$(1,665,905)	$(11,724)	(1%)
Net cash provided by investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$6,593,428	$(117,019)	$6,710,447	5734%

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2020, of approximately $1,678,000 reflects our $7,575,000 loss for the period adjusted for certain non-cash items including: (a) $5,620,000 of expense related to our warrant inducement transaction, (ii) $197,000 of net cash inflows related to changes in operating assets and liabilities, (iii) $76,000 of share-based compensation.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in either of the three months ended March 31, 2020 or 2019.

Net Cash Used in by Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities consisted of $6.7 million of net proceeds generated from the exercise of warrants pursuant to an inducement offer partially offset by payments under our short-term debt used to finance insurance premiums.

For the three months ended March 31, 2019, cash used in financing activities consisted solely of payments on our short-term debt used to finance insurance premiums.

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

We intend to pursue opportunities to obtain additional funds through the out-license or sale of our existing clinical programs in addition to financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through March 31, 2020 we have sold approximately $12.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3.

On July 30, 2019, we completed a firm commitment underwritten public offering of our securities. The offering resulted in net proceeds of approximately $6.6 million, after deducting underwriting discounts and commissions and offering expenses. The securities in this offering were sold pursuant to a registration statement on Form S-1 (file no. 333- 232273).

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised their warrants at an exercise price of $1.36 per share generating approximately $6.7 million of net proceeds.

As explained in the notes to our condensed consolidated financial statements, if we are not able to raise additional funds when needed, there would continue to be substantial doubt as to our ability to continue as a going concern. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, current and future progress in our exploratory, preclinical and clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer, who is also our principal financial officer, has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective April 1, 2020, we appointed Dane Saglio as our Chief Financial Officer and Principal Accounting Officer.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at March 31, 2020 was approximately $10 million. On January 17, 2020, we entered into an agreement with certain accredited investors from our July 30, 2019 underwritten offering. Pursuant to the agreement, we agreed to reduce the exercise price of 5,555,554 common stock purchase warrants from $2.70 to $1.36 in consideration for the immediate exercise of the warrants for cash and issued the investors an aggregate of 5,555,554 replacement warrants having an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a term of two years and 2,777,777 have a term of five years. We received approximately $6.7 million in net proceeds. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for more than 12 months from this filing. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.

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

Our auditors’ report on our December 31, 2019 consolidated financial statements included an emphasis of matter paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern for more than 12 months from this filing. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

Effective January 1, 2019, we appointed Dr. Kenneth Carter as our Executive Chairman. In such role, Dr. Carter is our Principal Executive Officer. Effective April 1, 2020, we appointed Matthew W. Kalnik, Ph.D. as our President and Chief Operating Officer (COO) and Dane R. Saglio as Chief Financial Officer (CFO) and Principal Accounting Officer (PAO). Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited full-time executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There can be no assurance that we will be able to retain the current members of our management team. Moreover, there may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify, employ or retain such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

If we are unable to execute on our in-licensing and acquisition strategy, our business could be materially impacted.

During 2019, we initiated an in-licensing and acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating pre-clinical and clinical stage opportunities in therapeutic areas that can benefit from our current product candidates or core expertise in drug development. Although we believe this strategy could diversify some of the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success, it is extremely costly and expensive. At present, we are focusing a majority of our efforts and capital resources on such strategy and have greatly reduced our other development activities. If we are not ability to successfully execute this strategy, our business will be materially impacted.

We may experience intense competition related to the acquisition and/or in-licensing of assets.

We expect to encounter intense competition from other entities undertaking similar acquisition and/or in-licensing strategies. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in identifying, licensing and/or acquiring therapeutic assets. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

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

The liquidity of our common stock and shareholders’ ability to sell their shares has been affected by our recent reverse stock split.

On July 17, 2019, we effected a 1-for-20 reverse stock split. As a result of the reverse stock split the liquidity of our common stock has decreased as a result of the corresponding reduction in the number of shares that are outstanding following such split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Our common stock does not currently meet the continued listing requirements for the Nasdaq Capital Market and accordingly is subject to delisting.

On March 30, 2020, we received a written notice from the Nasdaq Stock Market LLC that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until September 28, 2020, to regain compliance with the minimum bid price requirement. On April 17, 2020, we received a subsequent written notice that the Nasdaq Stock Market LLC filed an immediately effective rule changes with the SEC on April 16, 2020. Pursuant to the rule change, the Nasdaq tolled the compliance period through June 30, 2020. As a result, we now have until December 10, 2020 to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this period. In the event we do not regain compliance by December 10, 2020, we may be eligible for an additional 180-calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

We have a history of losses.

Since inception in 1996 through March 31, 2020, we have accumulated losses totaling approximately $230 million. As of March 31, 2020, we had a working capital surplus of approximately $9 million and stockholders’ equity of approximately $10 million. Our net losses for the two most recent fiscal years have been approximately $8.4 million and $4.9 million for 2019 and 2018, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of March 31, 2020, we had cash, cash equivalents and short-term investments on hand of approximately $10 million. In January 2020, as a result of certain investors exercising outstanding common stock purchase warrants, we were able to raise an additional $6.7 million, net. We anticipate that based upon our cash position on December 31, 2019 and taking into account the $6.7 million in cash that we received in January, we will be able to fund our operations for more than 12 months after this filing. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Our current and future product candidates are not likely to be commercially available for at least several years, if at all. Our development schedules for our current and future product candidates may be affected by a variety of factors, including difficulties in identifying and in-licensing or acquiring such future products candidates, technological difficulties, clinical trial delays or failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our product candidates could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved, and the other factors described elsewhere in this section, there can be no assurance that we will be able to successfully complete the development or marketing of any of our proposed product candidates.

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

We are subject to the risks inherent in the use and development of experimental surgical devices and procedures. We have limited experience with medical devices and must rely on outside consultants and manufacturers to develop and seek any required approvals for the device we use in connection with our stem cell therapy program. Additionally, the surgical procedures required to administer stem cell therapies are experimental, highly invasive and is required to be performed by highly experienced neurosurgeons who have received special training. We cannot guarantee consistent and safe performance of these devices or the surgical procedures. A surgery related adverse event may result in a clinical hold and may have long-term and damaging effects on our ability to complete development of the stem cell therapy programs, including the completion of any ongoing or planned clinical trials. Even if one or more of our programs is successful and receives marketing approval from a regulatory authority, due to the specialized nature of the device and surgical procedure, there may not be sufficient trained surgeons to administer our therapy.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities as well as the execution of our acquisition and/or in-licensing strategy. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. To date, this outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. At this time, the impact on Seneca has been employees who previously worked in our corporate office and who traveled are now limited to home office work and virtual meetings. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage or plan to engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business or plan to conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct or plan to conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

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

As of March 31, 2020, we had 149,149 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our January 2020 inducement offering, the Price Protection Warrants all had their exercise prices adjusted to $1.14 per share. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2020, we have issued and outstanding 9,428,011 shares of common stock and we have 8,568,310 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2020, we had 200,000 shares of preferred stock issued and outstanding which are convertible into 38,873 shares of our common stock. Accordingly, as of March 31, 2020, we are entitled to issue up to 282,003,679 additional shares of common stock and 6,800,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

The following information is given with regard to unregistered securities sold during the period covered by this report. The unregistered securities were issued pursuant to section 4(2) of the Securities Act:

•	On January 17, 2020, we issued an aggregate 2,777,777 Series P warrants and 2,777,777 Series Q warrants. The warrants were issued as an inducement for holders to exercise the Company’s Series M and N warrants for cash. As a result of the inducement, we received gross proceeds of approximately $7,555,553, not including closing costs and placement agent fees. The Series P Warrants have substantially the same terms as the Series M Warrants (except for provisions customary for an unregistered warrant, including a restricted legend) (i) a term of two (2) years from the date of issuance, and (ii) an exercise price per share of $1.23. The Series Q Warrants have substantially the same terms as the Series N Warrants (except for provisions customary for an unregistered warrant, including a restricted legend) (i) have a term of five (5) years from the date of issuance, and (iv) an exercise price per share of $1.23.

In connection with the transactions we issued H.C. Wainwright & Co., LLC a common stock purchase warrant to purchase 44,444 shares of common stock. The warrants are substantially similar to the Series Q warrants but have an exercise price of $1.70 per share.

•	In April 2020, in connection with Dane Saglio’s employment as Chief Financial Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 70,710 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (a) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the occurrence of certain events, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	In April 2020, in connection with Matthew Kalnik, PhD’s employment as President and Chief Operating Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 282,840 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (it) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the occurrence of certain events, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	Effective April 2020, Dr. Carter, our Executive Chairman, received a conditional option grant to purchase 471,400 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Carter remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the occurrence of certain events, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	Effective April 2020, Dr. Hazel, our Senior Vice President of Research and Development received a conditional option grant to purchase 94,280 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Hazel remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the occurrence of certain events, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith	Form		No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A		3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K		3.01(i)	001-33672	7/18/19

3.01(ii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K		3.01	001-33672	10/30/19

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05		SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05		SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan		10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB	4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K	4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A	10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K	4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.41**	Neuralstem 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.42**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.43**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.44**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.45	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.46	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

4.47	Form of Series P Replacement Warrant issued in January 2020 Offering	8-K	4.01	001-33672	1/22/20

4.48	Form of Series Q Replacement Warrant issued in January 2020 Offering	8-K	4.02	001-33672	1/22/20

4.49	Form of Placement Agent Warrant issued in January 2020 Offering	8-K	4.03	001-33672	1/22/20

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers	8-K	10.03	001-33672	12/12/18

10.23	Letter Agreement from January 2020 Offering	8-K	10.01	001-33672	1/22/20

10.24	Form of Placement Agent Agreement from January 2020 Offering		8-K	10.02	001-33672	1/22/20

10.25	Amendment to Employment Agreement with Kenneth Carter effective April 1,2020		10-K	10.25	001-33672	3/27/20

10.26	Employment Agreement with Dane Saglio		8-K	10.01	001-33672	4/2/20

10.27	Employment Agreement with Matthew Kalnik, PhD		8-K	10.02	001-33672	4/2/20

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SENECA BIOPHARMA, INC.

Date: May 15, 2020	/s/ Kenneth Carter
Kenneth Carter, PhD, Executive Chairman