Form 10-Q
period 2020-06-30
Seneca Biopharma, Inc.
filed 2020-08-13
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, there were 17,295,703 shares of common stock, $.01 par value, issued and outstanding.

1

Seneca Biopharma, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,834,832	$5,114,917
Trade and other receivables	16,938	21,064
Prepaid expenses	390,646	510,900
Total current assets	16,242,416	5,646,881

Property and equipment, net	21,698	41,036
Patents, net	630,554	668,936
ROU and other assets	206,994	227,036
Total assets	$17,101,662	$6,583,889

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$542,976	$824,406
Accrued bonuses	98,750	135,686
Short-term note and other current liabilities	34,250	264,665
Total current liabilities	675,976	1,224,757

Warrant liabilities, at fair value	62,623	84,596
Lease liability, net of current portion	128,770	148,543
Total liabilities	867,369	1,457,896

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	2,000	2,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 17,295,703 and 3,866,457 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	172,957	38,665
Additional paid-in capital	247,568,205	227,067,058
Accumulated other comprehensive loss	(7,166)	(6,186)
Accumulated deficit	(231,501,703)	(221,975,544)
Total stockholders' equity	16,234,293	5,125,993
Total liabilities and stockholders' equity	$17,101,662	$6,583,889

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$2,500	$7,894	$8,520	$10,394

Operating expenses:
Research and development expenses	446,032	954,453	1,142,921	2,468,916
General and administrative expenses	1,503,822	971,822	2,803,417	1,916,424
Total operating expenses	1,949,854	1,926,275	3,946,338	4,385,340
Operating loss	(1,947,354)	(1,918,381)	(3,937,818)	(4,374,946)

Other income (expense):
Interest income	6,915	10,852	20,204	39,852
Interest expense	(7,850)	(507)	(10,429)	(2,524)
Warrant inducement expense	-	-	(5,620,089)	-
Gain (loss) on fair value of liability classified warrants	(2,652)	436,126	21,973	96,011
Other income (expense)	-	34,989	-	(309,306)
Total other income (expense)	(3,587)	481,460	(5,588,341)	(175,967)

Net loss	$(1,950,941)	$(1,436,921)	$(9,526,159)	$(4,550,913)

Net loss per share - basic and diluted	$(0.15)	$(1.45)	$(0.92)	$(4.78)

Weighted average common shares outstanding - basic and diluted	12,642,972	993,854	10,391,065	952,567

Comprehensive loss:
Net loss	$(1,950,941)	$(1,436,921)	$(9,526,159)	$(4,550,913)
Foreign currency translation adjustment	(18)	(1,013)	(980)	(2,756)
Comprehensive loss	$(1,950,959)	$(1,437,934)	$(9,527,139)	$(4,553,669)

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	910,253	$9,103	$219,654,753	$(413)	$(213,623,893)	$6,049,550
Share-based payments	-	-	-	-	337,966	-	-	337,966
Foreign currency translation adjustments	-	-	-	-	-	(1,743)	-	(1,743)
Net loss	-	-	-	-	-	-	(3,113,992)	(3,113,992)
Balance at March 31, 2019	1,000,000	10,000	910,253	9,103	219,992,719	(2,156)	(216,737,885)	3,271,781
Share-based payments	-	-	-	-	128,778	-	-	128,778
Issuance of common stock for conversion of Series A Preferred Stock	(465,191)	(4,652)	90,419	904	3,748	-	-	-
Issuance of common stock for RSU exercises	-	-	1,126	11	(11)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(1,013)	-	(1,013)
Net loss	-	-	-	-	-	-	(1,436,921)	(1,436,921)
Balance at June 30, 2019	534,809	$5,348	1,001,798	$10,018	$220,125,234	$(3,169)	$(218,174,806)	$1,962,625

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	200,000	$2,000	3,866,457	$38,665	$227,067,058	$(6,186)	$(221,975,544)	$5,125,993
Share-based payments	-	-	-	-	75,892	-	-	75,892
Issuance of common stock and inducement warrants for warrant exercises	-	-	5,561,554	55,615	12,296,637	-	-	12,352,252
Foreign currency translation adjustments	-	-	-	-	-	(962)	-	(962)
Net loss	-	-	-	-	-	-	(7,575,218)	(7,575,218)
Balance at March 31, 2020	200,000	2,000	9,428,011	94,280	239,439,587	(7,148)	(229,550,762)	9,977,957
Share-based payments	-	-	-	-	241,247	-	-	241,247
Issuance of common stock and warrants from capital raises, net	-	-	5,000,000	50,000	4,384,354	-	-	4,434,354
Issuance of common stock from exercise of warrants	-	-	2,871,296	28,713	3,502,981	-	-	3,531,694
Issuance of common stock from RSU conversions	-	-	563	6	(6)	-	-	-
Forfeiture of restricted stock awards	-	-	(4,167)	(42)	42	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	-	(1,950,941)	(1,950,941)
Balance at June 30, 2020	200,000	$2,000	17,295,703	$172,957	$247,568,205	$(7,166)	$(231,501,703)	$16,234,293

See accompanying notes to unaudited condensed consolidated financial statements.

Seneca Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,526,159)	$(4,550,913)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	57,705	77,151
Share-based compensation expense	317,139	466,744
Warrant inducement expense	5,620,089	-
Gain on fair value of liability classified warrants	(21,973)	(96,011)

Changes in operating assets and liabilities:
Trade and other receivables	4,126	124,152
Related party receivable	-	362,176
Prepaid expenses	120,560	113,406
ROU and other assets	15,807	41,506
Accounts payable and accrued expenses	(279,926)	208,472
Accrued bonuses	(36,936)	-
Other current liabilities	2,315	(56,191)
Lease and other long term liabilities	(17,918)	-
Net cash used in operating activities	(3,745,171)	(3,309,508)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock, net	4,434,354
Proceeds from warrant exercises	10,263,857	-
Payments of short-term note payable	(232,296)	(195,869)
Net cash provided by (used in) financing activities	14,465,915	(195,869)
Effects of exchange rates on cash	(829)	(315)
Net increase (decrease) in cash and cash equivalents	10,719,915	(3,505,692)

Cash and cash equivalents, beginning of period	5,114,917	5,787,110

Cash and cash equivalents, end of period	$15,834,832	$2,281,418

Supplemental disclosure of cash flows information:
Cash paid for interest	$10,429	$2,524

See accompanying notes to unaudited condensed consolidated financial statements.

SENECA BIOPHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

Seneca Biopharma, Inc., is a clinical-stage biopharmaceutical company developing novel treatments for diseases of high unmet medical need. The Company is in the process of transforming the organization through the acquisition and/or in-licensing of new science and technologies with the goal of developing and providing meaningful therapies for patients.

In addition to the anticipated development of in-licensed or acquired technologies, the Company plans to wind down its pre-clinical and clinical programs while seeking to out-license or partner NSI-566 (stem cell) and NSI-189 (small molecule) for further development.

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

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and has not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern beyond one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at June 30, 2020, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Quarterly Report filed on Form 10-Q and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of June 30, 2020 will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans for more than 12 months after this filing. Accordingly, we will require additional capital to execute our acquisition and/or in-licensing strategy as well as out-licensing initiatives and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to license our potential products or technologies to third parties on unfavorable terms or materially curtail our operations. We currently do not have any commitments for future funding from any source.

Based upon our out-licensing strategy, we have greatly reduced our spending on the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates and have increased our spending on the evaluation of new assets and technologies with the goal of acquisition and/or development. No assurance can be given that we will be successful in our out-licensing strategy or that we will be able to identify and acquire and/or in-license promising new assets or technologies.

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

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, trade and other receivables, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair values of our liability classified warrants were estimated using Level 3 unobservable inputs. See Note 3 for further details.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the six months ended June 30, 2020 and 2019, we recorded approximately $58,100 and $280,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share or the three- and six-month periods ended June 30, 2020 and 2019. A total of approximately 5.9 and 0.6 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three- and six-month periods ended June 30, 2020 and 2019, respectively as their inclusion would be anti-dilutive.

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

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the six-month periods ended June 30, 2020 or 2019.

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

At June 30, 2020 and December 31, 2019, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$84,596	$84,596
Balance at December 31, 2019	$-	$-	$84,596	$84,596

Liability classified stock purchase warrants	$-	$-	$62,623	$62,623
Balance at June 30, 2020	$-	$-	$62,623	$62,623

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - gain	(96,011)
Balance at June 30, 2019	$487,723

Balance at December 31, 2019	$84,596
Change in fair value - gain	(21,973)
Balance at June 30, 2020	$62,623

The (gains) losses resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

For the six-month period ended June 30, 2020, the change in fair value of our liability classified warrants was primarily due to changes in the underlying price of our common stock partially offset by the adjustment (decrease) to the warrant exercise price as a result of our May 2020 capital raise. For the six-month period ended June 30, 2019, the changes in fair value of our liability classified warrants are primarily due to changes in the underlying price of our common stock.

Note 4.   Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of June 30, 2020, we have approximately 6.1 million shares of common stock reserved for issuance upon the granting of awards under our equity incentive plans and the exercise of outstanding equity-linked instruments.

We typically record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in our condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended June 30,
	2020	2019

Research and development expenses	$-	$-
General and administrative expenses	241,247	128,778
Total	$241,247	$128,778

	Six Months Ended June 30,
	2020	2019

Research and development expenses	$-	$200,337
General and administrative expenses	317,139	266,407
Total	$317,139	$466,744

Stock Options

A summary of stock option activity and related information for the six months ended June 30, 2020 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	271,660	$61.83	7.8	$-
Granted	648,724	$0.62
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at June 30, 2020	920,384	$18.69	8.9	$64,937

Exercisable at June 30, 2020	424,861	$38.97	8.0	$18,940

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	$0.62		648,724	$0.62	9.8	$64,937
$5.90	-	$6.00	55,484	$5.99	7.4	-
$7.20	-	$8.80	146,972	$8.51	8.5	-
$22.20	-	$80.60	28,501	$31.63	4.5	-
$107.40	-	$1,102.40	40,703	$351.63	2.2	-
			920,384	$18.69	8.9	$64,937

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. The Company generally uses the “simplified method” to estimate expected life. Significant assumptions used in these models include:

	Six Months Ended June 30,
	2020	2019
Annual dividend	-		-
Expected life (in years)	5.2	5.0	-	5.5
Risk free interest rate	0.3%	1.9%	-	2.5%
Expected volatility	110%	97%	-	101%

Options granted in the six months ended June 30, 2020 and 2019, had a weighted average grant date fair value of $0.66 and $6.61 per share, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2020 was approximately $317,000 to be recognized over approximately 2.6 years.

In 2019, the Company modified certain awards in conjunction with an employee’s termination. The modification provided for the accelerated vesting of all unvested awards and the extension of the post-employment exercise period. The modifications resulted in approximately $102,000 of additional research and development expenses in the six months ended June 30, 2019.

RSUs

We have granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of our common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

We granted 24,000 RSU’s in the six months ended June 30, 2020. No RSU’s were granted in the six months ended June 30, 2019.

RSUs vesting in the six months ended June 30, 2020 had a total value of approximately $19,200. No RSU’s vested in the six months ended June 30, 2019.

At June 30, 2020, we had 28,904 outstanding RSUs with a weighted average grant date fair value of $1.58 and a total intrinsic value of approximately $20,800. Unrecognized compensation cost for unvested RSUs at June 30, 2020 was approximately $13,000 to be recognized over approximately 0.8 years.

In the six months ended June 30, 2020, 563 RSU’s with an intrinsic value of approximately $300 were converted. No RSU’s were converted in the six months ended June 30, 2019.

Restricted Stock

We have granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

No restricted stock was granted in either of the six months ended June 30, 2020 or 2019.

Restricted stock vesting in the six months ending June 30, 2020, had a weighted average grant date fair value of $5.90 and a total intrinsic value of approximately $2,600. Restricted stock vesting in the six months ending June 30, 2019, had a weighted average grant date fair value of $22.20 and a total intrinsic value of approximately $8,300.

No restricted stock was outstanding at June 30, 2020.

Stock Purchase Warrants.

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with our offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At June 30, 2020, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3). The exercise price for these warrants was decreased to $0.90 per share as a result of our May 2020 capital raise in accordance with their terms.

In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of our common stock purchase warrants exercised such warrants at an exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds. As an inducement to exercise, we reduced the exercise price on the existing warrants from $2.70 to $1.36 and issued 5,555,554 replacement warrants with an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a two-year term and 2,777,777 have a five-year term. In conjunction with the transaction, we issued to the placement agent 444,445 common stock purchase warrants with an exercise price of $1.70 and a five-year term.

We recognized an expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020 of approximately $5.6 million representing the fair value of the inducement offer. The fair value is comprised of the fair value of the modification of the original warrants (the reduction in exercise price) and the fair value of the replacement warrants. The fair values were calculated using the Black-Scholes option pricing model.

In conjunction with our May 2020 Offering we issued to the placement agent 400,000 common stock purchase warrants with an exercise price of $1.25 and a five-year term.

A summary of outstanding warrants at June 30, 2020 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$0.90	-	$1.25	3,233,407	May 2021	-	May 2025
$1.70	-	$3.38	1,493,999	December 2020	-	January 2025
$6.00	-	$782.60	199,914	July 2020	-	April 2024
			4,927,320

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

In May 2020, we completed a direct offering of 5,000,000 shares of common stock at a price of $1.00 per each share resulting in gross proceeds of $5.0 million. After deducting placement agent and other expenses related to the offering we received approximately $4.4 million. The securities were sold pursuant to a registration statement on Form S-3 (file no. 333- 218608). In connection with the offering, we issued to the placement agent warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share. The warrants are exercisable immediately and expire 5 years from issuance.

Note 5. Commitments and Contingencies

Leases

We currently operate one facility located in the United States and one facility located in China under leases which are both classified as operating leases.

Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month. This lease has an initial term of 12 months and expires on December 31, 2020. We did not establish a right of use (“ROU”) asset or lease liability for this short-term lease.

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

Our long-term operating lease and related sublease for our San Diego facility both terminated in August 2019. We recognized other income of approximately $59,100 from this sublease for the six months ended June 30, 2019.

We recognized total rent expense of approximately $60,600 and $117,900 in the six months ended June 30, 2020 and 2019, respectively. Included in the expense is approximately $33,800 and $57,500 in the six months ended June 30, 2020 and 2019, respectively relating to our short-term leases. Lease costs, net of sublease income, for the six months ended June 30 consisted of the following:

	2020	2019
Operating lease cost	$60,600	$117,900
Variable lease cost	-	-
Sublease income	-	(59,100)
Total net lease cost	$60,600	$58,800

At June 30, 2020, we have approximately $183,400 of ROU assets included in ROU and Other Assets and approximately $163,000 of lease liability the current portion of which is included in Short-term Notes and Other Current Liabilities and the long-term portion of which is included in Lease Liability, Net of Current Portion in our condensed consolidated balance sheets.

Future payments under our lone long-term operating lease as of June 30, 2020 are as follows:

Future undiscounted cash flows:

2020	*	$26,300
2021		53,800
2022		55,400
2023		57,300
2024		13,500
Total		206,300
Discount factor		(43,300)
Lease liability		163,000
Less current liability		(34,200)
Non-current lease liability		$128,800

* reflects the remaining 6 months of 2020

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

In March 2019, in conjunction with the former executive officer’s termination, we entered into a consulting agreement and release of claims agreement with the former executive officer. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. At June 30, 2020, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

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

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Seneca” refers to Seneca Biopharma, Inc. and its subsidiary. Also, any reference to “common shares” or “common stock,” refers to our $.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2020), unless another date is specified. On July 17, 2019, we completed a 1-for-20 reverse stock split of our common stock. All share and per share information in this report have been adjusted to reflect the reverse stock split. We prepare our interim financial statements in accordance with U.S. GAAP. Our financials and results of operations for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements presented in this Quarterly Report as well as other information relating to our Company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and overall strategy.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three- and six-month periods ended June 30, 2020 to the comparable period of 2019.

•	Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

Historically, we have been primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds. In early 2019, we also began an in-licensing and acquisition strategy by which we are evaluating novel therapeutics that could benefit from our development experience with the goal of developing such technologies for commercialization as well as an out-licensing initiative to find partners or interested parties to acquire or license NSI-566 (neural stem cell) and NSI-189 (small molecule compounds) and their respective clinical and pre-clinical programs and development.

In-licensing and Acquisition Strategy

We have initiated an in-licensing and/or acquisition strategy to expand our product pipeline. Our in-licensing strategy consists of evaluating novel therapeutics that could benefit from our development experience with the goal of developing such candidates for commercialization. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in focusing on a limited product portfolio and therapeutic areas, thus potentially increasing our probability of commercial success.

Existing Clinical Programs

Historically, we have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics. At this time we are focused on the out-licensing or sale of these assets as well as winding down our ongoing development efforts.

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

Our proprietary technology enables the isolation and large-scale expansion of regionally specific neural stem cells from all areas of the developing human brain and spinal cord and enables the generation of commercially useful quantities of highly characterized allogeneic human neural stem cells that can be transplanted into patients to mitigate the consequences of CNS diseases or injury. We have developed and optimized processes that allow us to manufacture these cells under current Good Manufacturing Practices (cGMP) compliant conditions as required by the United States Food and Drug Administration or FDA for use in clinical trials and have generated cell banks which we believe are sufficient to provide material to meet our requirements through completion of Phase 3 studies. We have exclusive licenses for the manufacturing and use of the surgical platform and cannula that enable administration of the cells to the spinal cord for treatment. Based on our preclinical data, we believe that our human neural stem cells will differentiate into neurons and glia after grafting into the patient and will provide neuroprotection and stimulate neuroregeneration.

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

Chronic Spinal Cord Injury

SCI may result from trauma or disease affecting the spinal cord, and is in many cases a long term, chronic and disabling neurological condition. In the US it is estimated that there are over17,000 new cases of SCI per year, with a prevalence of 250,000-368,000 people. Chronic spinal cord injury (cSCI) refers to the window after recovery has plateaued, beginning approximately 6-12 months after injury. We believe that NSI-566 may provide an effective treatment for cSCI by “bridging the gap” in the spinal cord circuitry created following traumatic spinal cord injury and providing new cells to help transmit the signal from the brain to points at or below the point of injury.

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

Research and Development

Historically, substantial resources have been devoted to our research and development programs. Based upon our in-licensing and/or acquisition strategy as well as our out-licensing strategy, we have significantly curtailed our research and development efforts. We are currently limiting these efforts to winding down our ongoing pre-clinical and clinical activities, the maintenance of our intellectual property portfolios and the evaluation of new technologies for in-licensing and/or acquisition. We anticipate that if successful in our in-licensing and/or acquisition strategy, our research and development effort will increase as we commence development of such technologies or assets.

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

Employees

As of June 30, 2020, we had seven (7) full-time employees. We also use the services of several outside consultants in business and scientific matters.

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

In August 2017, we were awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million will be paid over a two-year period, if certain conditions are met at mid-term. The award performance period was extended through July 31, 2020 to complete the data collection and report writing. The grant balance was approximately $51,000 at June 30, 2020, we anticipate receiving this amount over the extended performance period. In June 2018, we were awarded a Department of Defense grant related to our efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 was received in 2019. The proceeds from the awards are recorded as a reduction of our gross research and development expenses, based on the terms and conditions of the grants.

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

Going Concern

Our auditors’ report issued in connection with our December 31, 2019 financial statements expressed an opinion that due to recurring losses from operations and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern substantially beyond the end of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. We have evaluated the impact of the pandemic on our business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and our investment policies regarding cash as well as the long term effects in the medical and drug development fields. Given our present level of operations and liquidity, along with our planned and ongoing clinical trials, we believe it is still too early to predict whether COVID-19 will have a material impact on our short-term operations. From a medium to long term perspective, if we were to initiate additional clinical trials or complete an in-licensing transaction, we may be required to raise additional capital and engagement with third party vendors, CROs and CMOs. If the present business shutdowns continue, we may find it difficult to engage such vendors and the cost of such trials, as well as the time to conduct them, may greatly increase as a result of the inefficiencies inherent in virtual meetings, increases in general costs and a decrease in the number of qualified vendors. Additionally, the pandemic has had a negative impact on the capital markets and accordingly, will likely impact our ability to raise additional capital with which to fund our operations. Although still too early to predict, we believe the mid and long-term effects of COVID-19 may materially impact our business.

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the six-month periods ended June 30, 2020 and 2019, no significant impairment losses were recognized.

Fair Value Measurements - The fair value of our short-term financial instruments, which primarily include cash and cash equivalents, trade and other receivables, accounts payable and accrued expenses, approximate their carrying values due to their short maturities. The fair values of our liability classified warrants are estimated using Level 3 unobservable inputs.

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

RESULTS OF OPERATIONS

Comparison of Three Months June 30, 2020 and 2019

Revenue

During each of the three months ended June 30, 2020 and 2019 we recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the three months ended June 30, 2019, we recognized $5,400 of royalty revenue related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the three months ended June 30 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$446,032	$954,453	$(508,421)	(53%)
General and administrative expenses	1,503,822	971,822	532,000	55%
Total operating expenses	$1,949,854	$1,926,275	$23,579	1%

Research and Development Expenses

The decrease of approximately $508,000 or 53% in research and development expenses was primarily attributable to the continued wind down of clinical activities for our stem cell and small molecule programs in 2020. In 2019, we incurred expenses related to external consulting services engaged in the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition. We expect that research and development expenses, which include expenses related to our ongoing stroke clinical trial, will decrease in the future as we seek partners to further the clinical development. This could change if we are successful in our in-licensing and acquisition strategy in which we are evaluating novel therapeutics, our research and development expenditures will be primarily devoted to advancing the acquired programs towards or through later stage clinical trials.

General and Administrative Expenses

G&A expenses increased approximately $532,000 or 55%. As noted above, we have shifted the Company’s strategy and focus from the development of the stem cell assets and initiated an out-licensing effort to partner these programs while seeking to in license or acquire novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization. Associated with this shift in strategic focus our G&A expenses in the 2020 period reflect an enhanced internal management structure including the engagement of two executive officers.

Other income (expense)

Other income (expense), net totaled approximately ($4,000) and $481,000 for the three months ended June 30, 2020 and 2019, respectively.

Other income, net in 2020 consisted primarily of interest income partially offset by interest expense.

Other income, net in 2019 consisted primarily of approximately $436,000 of non-cash gains related to the fair value adjustment of our liability classified stock purchase warrants, $35,000 of sublease income and $11,000 of interest income.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

During each of the six months ended June 30, 2020 and 2019 we recognized revenue of $5,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the six months ended June 30, 2020 and 2019 we recognized $3,500 and $5,400 of royalty revenue related to a settlement of a prior patent infringement case.

Operating Expenses

Operating expenses for the six months ended June 30 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research and development expenses	$1,142,921	$2,468,916	$(1,325,995)	(54%)
General and administrative expenses	2,803,417	1,916,424	886,993	46%
Total operating expenses	$3,946,338	$4,385,340	$(439,002)	(10%)

Research and Development Expenses

The decrease of approximately $1,326,000 or 54% in research and development expenses was primarily attributable to the continued wind down of clinical activities for our stem cell and small molecule programs in 2020. In 2019, we incurred expenses related to external consulting services engaged in the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition. We expect that research and development expenses, which include expenses related to our ongoing stroke clinical trial, will decrease in the future as we seek partners to further the clinical development. This could change if we are successful in our in-licensing and acquisition strategy in which we are evaluating novel therapeutics, our research and development expenditures will be primarily devoted to advancing the acquired programs towards or through later stage clinical trials.

General and Administrative Expenses

G&A expenses increased approximately $887,000 or 46%. As noted above, we have shifted the Company’s strategy and focus from the development of the stem cell assets and initiated an out-licensing effort to partner these programs while seeking to in license or acquire novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization. Associated with this shift in strategic focus our G&A expenses in the 2020 period reflect an enhanced internal management structure including individual consultants in key roles as well as the engagement of two executive officers in the second quarter of 2020.

Other income (expense)

Other expense, net totaled approximately ($5,588,000) and ($176,000) for the six months ended June 30, 2020 and 2019, respectively.

Other expense, net in 2020 consisted primarily of a non-cash warrant inducement charge of approximately $5,620,000 partially offset by $22,000 of non-cash gains related to the fair value adjustment of our liability classified warrants.

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

We had cash and cash equivalents of approximately $16 million at June 30, 2020. In January 2020, we raised approximately $6.7 million of net proceeds from the exercise of certain common stock purchase warrants pursuant to an inducement offer and in May 2020, we raised approximately $4.4 million of net proceeds through the sale of our common stock as well as approximately $3.5 million from the exercise of warrants issued in the January inducement offer.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand will be sufficient to fund our operations, for more than 12 months after this filing. However, we will require additional capital to execute our acquisition and/or in-licensing strategy as well as out-licensing initiatives and to fund our operations. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. Consequently, as explained in Note 1 to our condensed consolidated financial statements, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2020 compared to 2019

	Six Months ended June 30,		Favorable (Unfavorable)
	2020	2019	$	%

Net cash used in operating activities	$(3,745,172)	$(3,309,508)	$(435,664)	(13%)
Net cash provided by investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$14,465,916	$(195,869)	$14,661,785	7486%

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2020, of approximately $3,745,000 reflects our $9,526,000 loss for the period adjusted for certain non-cash items including: (a) $5,620,000 of expense related to our warrant inducement transaction, (ii) $192,000 of net cash inflows related to changes in operating assets and liabilities, (iii) $317,000 of share-based compensation.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in either of the six months ended June 30, 2020 or 2019.

Net Cash Used in by Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities consisted of $10.3 million of net proceeds generated from the exercise of warrants and $4.4 million of net proceeds from the sale of our common stock partially offset by payments under our short-term debt used to finance insurance premiums.

For the six months ended June 30, 2019, cash used in financing activities consisted solely of payments on our short-term debt used to finance insurance premiums.

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

We intend to pursue opportunities to obtain additional funds through the out-license or sale of our existing clinical programs in addition to financing in the future through the sale of our securities and additional research grants. On June 23, 2017, our shelf registration statement (Registration No. 333-218608), which replaced our prior expiring shelf registration statement, was declared effective by the SEC. Under such replacement shelf registration statement, we can offer and sell up to $100 million of our securities. Through June 30, 2020 we have sold approximately $17.6 million of securities under our shelf registration statement. Based on our current market capitalization, we are limited to the use of our shelf registration statement by Item I.B.6 of Form S-3.

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

In May 2020, we completed an offering 5,000,000 shares of our common stock. The offering resulted in net proceeds of approximately $4.4 million, after deducting placement agent discounts and commissions and offering expenses. The common stock was offered and sold pursuant to our shelf registration statement on Form S-3 (file no. 333-218608).

In May 2020, we received approximately $3.5 million from the exercise of 2,871,296 outstanding common stock warrants at an exercise price of $1.23 per share.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer, who is also our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at June 30, 2020 was approximately $15.8 million. On January 17, 2020, we entered into an agreement with certain accredited investors from our July 30, 2019 underwritten offering. Pursuant to the agreement, we agreed to reduce the exercise price of 5,555,554 common stock purchase warrants from $2.70 to $1.36 in consideration for the immediate exercise of the warrants for cash and issued the investors an aggregate of 5,555,554 replacement warrants having an exercise price of $1.23 per share. Of the replacement warrants, 2,777,777 have a term of two years and 2,777,777 have a term of five years. We received approximately $6.7 million in net proceeds. In May 2020, we completed an offering 5,000,000 shares of our common stock. The offering resulted in net proceeds of approximately $4.4 million, after deducting placement agent discounts and commissions and offering expenses. Also in May 2020, we received approximately $3.5 million from the exercise of 2,871,296 common stock purchase warrants.

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

Rule 5550(a)(2) Non-Compliance

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

Rule 5605(c)(4) Non-Compliance

On April 14, 2020, we received notification from The Nasdaq Stock Market LLC indicating that as a result of the resignations of Sandford Smith and Scott Ogilvie from our Board of Directors, the Company is not in compliance with Nasdaq Listing Rule 5605(c)(2)(A). Nasdaq Listing Rule 5605(c)(2)(A) requires that the audit committee be comprised of at least three (3) independent directors. The resignations of Messrs. Smith and Ogilvie left the Audit Committee with one (1) remaining member, Mary Ann Gray, PhD. Subsequent to such resignations, the Board of Directors appointed David J. Mazzo, PhD to the committee. Accordingly, our audit committee is currently comprised of two (2) independent Board members and is not in compliance with Nasdaq Listing Rule 5605(c)(2)(A). Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), and as stated in the notification we received, the Company is entitled to a cure period to regain compliance with Listing Rule 5605(c)(2)(A), which cure period will expire no later than September 22, 2020. In the event the Company does not regain compliance by such date, Nasdaq will provide the Company notification that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Hearing Panel.

If we do not regain compliance within the respective allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We cannot be sure that we will comply with the requirements for continued listing of our shares on the Nasdaq Capital Market in the future or that we will comply with the other continued listing requirements. If our shares lose their status on the Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

We have a history of losses.

Since inception in 1996 through June 30, 2020, we have accumulated losses totaling approximately $232 million. As of June 30, 2020, we had a working capital surplus of approximately $16 million and stockholders’ equity of approximately $16 million. Our net losses for the two most recent fiscal years have been approximately $8.4 million and $4.9 million for 2019 and 2018, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of June 30, 2020, we had cash, cash equivalents and short-term investments on hand of approximately $16 million. We anticipate that based upon our cash position on June 30, 2020, we will be able to fund our operations for more than 12 months after this filing. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the research, development, clinical and pre-clinical testing of our proposed products with the goal of ultimately obtaining FDA approval and equivalent international approvals to market such products. We will require additional capital to execute our acquisition and/or in-licensing strategy as well as out-licensing initiatives. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, take advantage of business opportunities. If we exhaust our cash reserves and are unable to secure additional financing, we may be unable to meet our obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all our research and product development programs.

Risks Relating to Our Business

Our business is dependent on the successful development of product candidates that we have yet to acquire or license.

Our business is significantly dependent on the successful development of product candidates that we have yet to acquire or license. If we are successful in in-licensing or acquiring product candidates, the process to approve of such product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in our clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If we are not successful in our in-licensing and acquisition strategy, we will have invested substantial amounts of time and money without developing revenue-producing products.

Any product candidates we are able to license or acquire will likely not be commercially available for at least several years, if at all. Our development schedules for our current and future product candidates may be affected by a variety of factors, including difficulties in identifying and in-licensing or acquiring such future products candidates, technological difficulties, clinical trial delays or failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. In light of the long-term nature of these types of projects, the technology potentially involved, and the other factors there can be no assurance that we will be able to successfully complete the development or marketing of any product candidates.

The technologies we intend to out-license may not be able to be commercially developed.

We have allocated most of our resources to the development of our stem cell and small molecule technologies. These are emerging technologies which may be deemed to have limited human application. If potential licensees believe that these technologies have limited human applications, we may not be able to out-license, on acceptable terms or at all our, technologies. Failure to out-license or sell our stem cell or small molecule technologies may materially impact the value of our business.

We are unable to predict when or if we will be able to earn significant revenues.

Given that we have yet to in-license or acquire new technologies, we cannot predict when, or if ever, we will be able to realize revenues related to our products. Even if in-licensed or acquired, these products are not likely to be commercially available for at least several or more years, if ever. Accordingly, we do not foresee generating any significant revenue during such time. As a result, we will be primarily dependent on our ability to raise capital through the sale of our securities to fund our operations for the foreseeable future.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities as well as the execution of our acquisition and/or in-licensing strategy. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. To date, this outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. At this time, the impact on Seneca has been employees who previously worked in our corporate office and who traveled are now limited to home office work and virtual meetings. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage or plan to engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business or plan to conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we may conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

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

As of June 30, 2020, we had 149,149 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering that all contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our May 2020 common stock offering, the Price Protection Warrants all had their exercise prices adjusted to $0.90 per share. In the event that we sell securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

Certain of our outstanding common stock purchase options contain provisions (anti-dilution protection) in the event that we issue additional securities, which may have a negative impact on our capital structure and may result in significant dilution to our shareholders or impair our ability to raise capital.

As of July 31, 2020, we had 764,937 outstanding common stock purchase options held by certain members or our senior management team. These options contain provisions which have resulted in the adjustment of the shares underlying such options in order that the holder maintains his proportionate ownership of the Company. Any future adjustments to the number of shares may have a negative impact on our capital structure and dilute our other shareholders. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

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

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2020, we have issued and outstanding 17,295,703 shares of common stock and we have 6,170,767 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2020, we had 200,000 shares of preferred stock issued and outstanding which are convertible into 38,873 shares of our common stock. Accordingly, as of June 30, 2020, we are entitled to issue up to 276,533,530 additional shares of common stock and 6,800,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Risks Related to Government Regulation and Approval of Therapeutic Product Candidates.

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

If we are successful in in-licensing or acquiring therapeutic drug candidates, we could fail to receive regulatory approval for many reasons, including the following:

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

We cannot assure you that we will successfully in-license or acquire any technologies or complete any clinical trials in connection with such technologies.  Further, we cannot predict when we might first submit any product license application (NDA or BLA) for FDA approval or whether any such product license application will be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue.

Development of therapeutics product candidates is subject to extensive government regulation.

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

•	In April 2020, in connection with Dane Saglio’s employment as Chief Financial Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 70,710 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (a) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	In April 2020, in connection with Matthew Kalnik, PhD’s employment as President and Chief Operating Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 282,840 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (it) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	Effective April 2020, Dr. Carter, our Executive Chairman, received a conditional option grant to purchase 471,400 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Carter remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	Effective April 2020, Dr. Hazel, our Senior Vice President of Research and Development received a conditional option grant to purchase 94,280 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Hazel remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant.

•	On April 3, 2020, we issued an aggregate of 24,000 restricted stock units (6,000 to each of our four current directors) as partial compensation for their service on the board of directors.

•	In May 2020, in connection with the registered offering of our common stock, we issued our placement agent, H.C. Wainwright & Co., LLC a common stock purchase warrant to purchase 400,000 shares of common stock. The warrants have an exercise price of $1.25 per share and a term of five (5) years from issuance.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(ii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19	8-K		3.01	001-33672	10/30/19

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock	8-K		3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015	8-K		3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07	10-QSB		4.2(i)	333-132923	8/14/07

4.02**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Richard Garr dated 7/28/05	SB-2	/A	4.4	333-132923	6/21/06

4.03**	Non-qualified Stock Option Agreement between Neuralstem, Inc. and Karl Johe dated 7/28/05	SB-2	/A	4.5	333-132923	6/21/06

4.04**	Neuralstem, Inc. 2007 Stock Plan	10-QSB		4.21	333-132923	8/14/07

4.05	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB		4.22	333-132923	3/27/08

4.06	Form of Placement Agent Warrant Issued to Midtown Partners & Company on 12/18/08	8-K		4.1	001-33672	12/18/08

4.07	Form of Consultant Common Stock Purchase Warrant issued on 1/5/09	S-3/A		10.1	333-157079	02/3/09

4.08	Form of Series D, E and F Warrants	8-K		4.01	001-33672	7/1/09

4.09	Form of Placement Agent Warrant	8-K	4.02	001-33672	7/1/09

4.10	Form of Consultant Warrant Issued 1/8/10	10-K	4.20	001-33672	3/31/10

4.11	Form of Replacement Warrant Issued 1/29/10	10-K	4.21	001-33672	3/31/10

4.12	Form of Series C Replacement Warrant Issued March of 2010 and May, June and July of 2013 (Original Ex. Price $2.13 and $1.25)	10-K	4.22	001-33672	3/31/10

4.13	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.14	Form of Warrants dated 6/29/10	8-K	4.01	001-33672	6/29/10

4.15**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.16	Form of Consultant Warrant issued 10/1/09 and 10/1/10	S-3	4.07	333-169847	10/8/10

4.17**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.18**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.19	Form of Common Stock Purchase Warrant issued pursuant to February 2012 registered offering	8-K	4.01	001-33672	2/8/12

4.20	Form of Common Stock Purchase Warrant issued to Consultants in June of 2012 and March 19, 2013	10-Q	4.20	001-33672	8/9/12

4.21	Form of Underwriter Warrant issued to Aegis Capital Corp. on 8/20/12	8-K	4.1	001-33672	8/17/12

4.22	Form of Placement Agent Warrant issued to Aegis Capital Corp. on 9/13/12	8-K	4.1	001-33672	9/19/12

4.23	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

	Form of Replacement Warrant issued January, February and May of 2013 (Original Ex. Prices $3.17 and $2.14)

4.24	Form of Lender Warrant issued March 22, 2013	8-K	4.01	001-33672	3/27/13

4.25	Form of Advisor Warrant issued March 22, 2013	8-K	4.02	001-33672	3/27/13

4.26	Form of Warrant issued June of 2013 and July of 2014 to Legal Counsel	10-Q	4.26	001-33672	8/8/13

4.27	Form of Warrant issued in September 2013 in connection with Issuer’s registered direct offering	8-K	4.01	011-33672	9/10/13

4.28	Form of Warrant issued to strategic advisor in August 2013	10-Q	4.28	001-33672	11/12/13

4.29	Form of Investor Warrant issued January 2014	8-K	4.01	001-33672	1/6/14

4.30	Form of Lender Warrant Issued October 28, 2014	8-K	4.01	001-33672	10/29/14

4.31**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.32**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.33	Form of Common Stock Purchase Warrant From May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.34	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.35	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.36	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.37	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.38	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.39	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.40	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.41**	Seneca Biopharma 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.42**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.43**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.44**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.45	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.46	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

4.47	Form of Series P Replacement Warrant issued in January 2020 Offering	8-K	4.01	001-33672	1/22/20

4.48	Form of Series Q Replacement Warrant issued in January 2020 Offering	8-K	4.02	001-33672	1/22/20

4.49	Form of Placement Agent Warrant issued in January 2020 Offering	8-K	4.03	001-33672	1/22/20

4.50	Form of Placement Agent Warrant issued in May 2020 Offering	8-K	4.01	001-33672	5/27/20

4.51**	Seneca Biopharma 2020 Equity Incentive Plan	DEF 14A	Appendix C	001-33672	6/24/20

10.01**	Employment Agreement with Thomas Hazel, Ph.D dated August 11, 2008	10-K/A	10.05	001-33672	10/5/10

10.02**	Employment Agreement with Richard Daly dated February 15, 2016	8-K	10.01	001-33672	2/19/16

10.03**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.04	Consulting Agreement dated January 2010 between Market Development Consulting Group and the Company and amendments No. 1 and 2.	10-K	10.07	001-33672	3/16/11

10.05**	Renewal of Dr. Tom Hazel Employment Agreement dated 7/25/12	8-K	10.03	001-33672	7/27/12

10.06	Loan and Security Agreement dated March 2013	8-K	10.01	001-33672	3/27/13

10.07	Intellectual Property and Security Agreement dated March 2013	8-K	10.02	001-33672	3/27/13

10.08	At the Market Offering Agreement entered into on October 25, 2013	8-K	10.01	001-33672	10/25/13

10.09	Form of Second Amendment to Loan and Security Agreement dated March of 2013 that was entered into on October 28, 2014	8-K	10.01	001-33672	10/29/14

10.10**	Offer Letter Between Neuralstem, Inc. and Jonathan Lloyd Jones	8-K	10.01	001-33672	5/11/15

10.11**	General Release and Waiver of Claims with I. Richard Garr dated 3/2/2016	8-K	10.01	001-33672	3/4/16

10.12	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.13**	Amendment to General Release and Waiver of claims with I. Richard Garr dated 6/6/16	8-K	10.01	001-33672	6/16/16

10.14	Form of Securities Purchase Agreement between Issuer and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.15**	Form of Securities Purchase Agreement between Issuer and Jonathan Lloyd Jones	10-Q	10.22	001-33672	11/8/16

10.16	Form of Securities Purchase Agreement between Issuer and Richard Daly	10-Q	10.23	001-33672	11/8/16

10.17	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.18**	Form of Separation Agreement and Release with Jonathan Lloyd Jones dated April 30, 2017	8-K	10.01	001-33672	5/4/17

10.19	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.20	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.21**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

10.22**	Form of Indemnification Agreement for Directors and Officers	8-K	10.03	001-33672	12/12/18

10.23	Letter Agreement from January 2020 Offering	8-K	10.01	001-33672	1/22/20

10.24	Form of Placement Agent Agreement from January 2020 Offering	8-K	10.02	001-33672	1/22/20

10.25	Amendment to Employment Agreement with Kenneth Carter effective April 1,2020	10-K	10.25	001-33672	3/27/20

10.26	Employment Agreement with Dane Saglio	8-K	10.01	001-33672	4/2/20

10.27	Employment Agreement with Matthew Kalnik, PhD	8-K	10.02	001-33672	4/2/20

10.28	Form of Securities Purchase Agreement with Investors from May 2020 Offering	8-K	10.01	001-33672	5/27/20

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SENECA BIOPHARMA, INC.

Date: August 13, 2020	/s/ Kenneth Carter
Kenneth Carter, PhD, Executive Chairman

