Form 10-K
period 2020-12-31
Seneca Biopharma, Inc.
filed 2021-03-22
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Company’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ on such date, was $12,444,149.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at February 28, 2021 was 17,295,703.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

SENECA BIOPHARMA, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section, the consolidated financial statements and the related notes included therein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Neuralstem,” “Seneca” and “Registrant” refer to Seneca Biopharma, Inc. and its subsidiary. Also, any reference to “common share” or “common stock,” refers to our $.01 par value common stock. Additionally, any reference to our “Series A Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not strictly historical are forward-looking statements made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and include statements about products in development, results and analyses of pre-clinical studies, clinical trials and studies, future research and development expenses, anticipated cash expenditures, regulatory applications and approvals, and third-party relationships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances and may often be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” or “will.” These forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that may cause actual results to differ materially from those described in the forward-looking statements These Forward-looking statements by their nature address matters that are uncertain. Specific risks and uncertainties that could cause our actual results to differ materially from those expressed in our forward-looking statements include risks inherent in our ability to consummate the proposed merger with Leading BioSciences, Inc, identify and in-license compounds and/or assets, conduct and obtain successful results from our clinical trials, retain management and operate our business, commercialize our technology, obtain regulatory approval for our product candidates, contract with third parties to adequately test and manufacture our proposed products, protect our intellectual property rights and obtain additional financing to continue our development efforts and execute on our business plans. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this Annual Report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The information contained herein is current as of the date of this Annual Report (December 31, 2020), unless another date is specified.

ITEM 1.	BUSINESS

Overview

Historically, we have been primarily focused on the research and development of nervous system therapies based on our proprietary human neural stem cells and our small molecule compounds with the ultimate goal of gaining approval from the “FDA”, and its international counterparts, to market and commercialize such therapies. In early 2019, we commenced a strategic assessment of our clinical programs to determinate how to maximize shareholder value. As a result, Seneca subsequently initiated an:

•	in-licensing and acquisition strategy in which it is evaluating novel therapeutics that could benefit from our development experience with the goal of developing such technologies for commercialization; and

•	out-licensing strategy to find partners to acquire or license NSI-566 and NSI-189.

In-licensing and Acquisition Strategy

In early 2019, we engaged Hibiscus Bioventures (“Hibiscus”) and initiated an in-licensing and/or acquisition strategy to expand our product pipeline. Our in-licensing strategy consists of evaluating novel therapeutics that could be synergistic to us with the goal of developing such candidates for commercialization. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in focusing on a limited product portfolio and therapeutic areas, thus potentially increasing its probability of commercial success. In December 2019, we further expanded this initiative and engaged Solebury Capital LLC (“Solebury”) to help explore available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements.

Out-Licensing and Sales Strategy

Based on our review of existing clinical programs, including required capital and time to market, we have initiated an out-licensing and sales strategy to find partners or interested parties to acquire or license NSI-566 (neural stem cell) and NSI-189 (small molecule) and their respective clinical and pre-clinical programs and development. As part of this strategy, we begun winding down our ongoing development efforts, pre-clinical and clinical stage studies.

In December of 2020, we licensed certain patents and technologies, including a sublicense, related to the NSI- 189 small molecule program for $100,000 up front for a three (3) year period, plus, upon the occurrence of certain events, the licensee has the right to purchase the NSI-189 small molecule program for $5,000,000 at any time before the three (3) year period expires.

Our Present Focus

After conducting a strategic alternatives evaluation, with a goal of maximizing stockholder value, we substantially reduced our workforce and have wound down and suspended our research and development activities. We continue to: (a) provide support for patients who remain in clinical trials, (b) conduct our day-to-day business operations including the limited remaining activities required to wrap up our trial (c) support our intellectual property portfolio with a goal of maximizing stockholder value and (d) undertake our out-licensing and in-licensing acquisition initiatives.

Following our assessment, we commenced a process of evaluating strategic alternatives to maximize stockholder value with the assistance of Hibiscus and Solebury. After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of 15 non-binding indications of interest from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with a number of possible candidates, on December 17, 2020, Seneca and Leading BioSciences, Inc. (“LBS”) announced the signing of a merger agreement (“Merger Agreement”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, a wholly-owned subsidiary of Seneca will be merged with and into LBS, with LBS being the surviving entity and a wholly-owned subsidiary of Seneca (“Merger”).

Although we have entered into the Merger Agreement and intend to consummate the transaction, there is no assurance that we will be able to successfully consummate the proposed merger on a timely basis, or at all. If, for any reason, the merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:

•	Dissolve and liquidate our assets. If, for any reason, the merger is not consummated and we are unable to identify and complete an alternative strategic transaction like a merger or potential collaborative, partnering or other strategic arrangements for our assets, or continue to operate our business due to the inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves.

•	Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture.

•	Continue to operate our business. Although presently not anticipated, we could elect to continue to operate our business and pursue licensing or partnering transactions or utilize our intellectual property and research and discovery platform. Based on our prior assessment, this would require a significant amount of time, financial resources, human capital and Seneca would be subject to all the risk and uncertainties involved in the development of product candidates. In such instance, there is no assurance that we could raise sufficient capital to support these efforts, that our development efforts would be successful or that we could successfully obtain the regulatory approvals required to market any product candidate we pursued.

•	Pursue another strategic transaction like the proposed merger.

Seneca’s Proprietary Technology Platform

Our patented technology platform has three core components:

1.       Over 300 lines of human, regionally specific neural stem cells, some of which have the potential to be used to treat serious or life-threatening diseases through direct transplantation into the central nervous system;

2.       Proprietary screening capability – Seneca’s ability to generate human neural stem cell lines provides a platform for chemical screening and discovery of novel compounds against nervous system disorders; and

3.       Small molecules that resulted from Seneca’s neurogenesis screening platform that may have the potential to treat a wide variety of nervous system conditions.

To date, our technology platform has produced two lead assets: our NSI-566 stem cell therapy program and our NSI-189 small molecule program. A component of our strategy is seeking an asset sale, out-license, or global development partnerships to further development of NSI-566 and NSI-189. We have recently initiated a formal initiative aimed at securing partners to advance the clinical development of these two programs.

We believe our technology, in partnership with an established biopharmaceutical company with the appropriate development expertise and financial resources, could facilitate the development and commercialization of products for use in the treatment of a wide array of nervous system disorders including neurodegenerative conditions and regenerative repair of acute and chronic disease.

Clinical Programs

Historically, we have devoted our efforts and financial resources primarily to the pre-clinical and clinical development of our small molecule compounds and our stem cell therapeutics.

Based on our cash position, we have refocused our efforts primarily on maintaining the cell lines, patents, clinical material and data, and relevant licenses associated with these clinical programs as we seek partners for further development.

Below is a description of our clinical programs, their intended indication and current stage of development:

NSI - 566 (Stem Cells)

The human central nervous system (CNS) has limited capacity for regeneration following injury or the onset of disease. Traditional therapies have mainly focused on minimizing the progression or symptoms of CNS disease or injury but have not been effective at repairing the underlying cause of such disease. The goal of our cell therapy initiatives has been the regeneration of neural function which has been lost to disease or injury. We believe that neuroprotection, neuroregeneration, and/or bridging of damaged neural circuitry may be accomplished by implantation of NSI-566 at the injury site.

Clinical Experience with NSI-566

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

In January 2021, we announced preliminary, top-line results of the Company's placebo controlled Phase 2 stroke study (non-GCP) that was conducted in Beijing, China. The trial was designed to evaluate the relative safety of our human neural stem cell therapy, NSI-566, in patients with stable deficits in motor function resulting from ischemic stroke. Patients were eligible for the trial if they had documented history of ischemic stroke at least four months, but no more than 24 months, before surgery.

The study enrolled 23 patients who were randomly assigned to treatment or placebo arms. Patients in the treatment arm received intracerebral injection of 72 million stem cells, whereas those in the placebo group underwent a sham surgery procedure. Secondary objectives to evaluate efficacy were performed by qualified assessors who were blinded to treatment assignment, and included the Fugl-Meyer Motor Score (FMMS), an assessment of upper and lower motor function that comprises a 100-point scale and is widely used following stroke.

Patients enrolled in the treatment and placebo arms had similar baseline FMMS scores before surgery (mean ± SD: 36.80 ± 8.59 and 35.80 ± 4.66, respectively). While most participants showed some improvement in FMMS from pre-surgery scores, the mean improvement after one year was greater in those participants receiving NSI-566 (n=10, mean ± SD: 12.20 ± 14.15) compared to placebo (n=10, 6.30 ± 5.14), though the difference between groups did not reach statistical significance using the approximate Student's t-test (MMRM) (p=0.231). Two participants in the treatment arm showed clinically important improvements of 32 and 44 points on the FMMS following treatment with NSI-566, whereas the largest improvement observed in the placebo group was 17 points. Participants in the treatment arm experienced a total of three serious adverse events (SAE) that were considered by the investigator to be probably or possibly related to treatment, whereas no patients in the placebo arm experienced SAEs. Treatment-related SAEs were resolved with standard medical care and were limited to impaired healing at the incision site and wound dehiscence in one patient, and impaired hepatic function in another.

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

Out-license of NSI-189

In December 2020, we licensed certain patents and technologies, including a sublicense, related to the NSI- 189 small molecule program for $100,000 up front for a three (3) year period, plus, upon the occurrence of certain events, the licensee has the right to purchase the NSI-189 small molecule program for $5,000,000 at any time before the three (3) year period expires.

Seneca’s Technologies

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

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality and assignment of invention agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s or entity’s relationship with us, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual or entity in the course of rendering services to us shall be our exclusive property.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies. Many of these companies are well-established and possess greater resources for technical, research, development, financial, sales and marketing initiatives than we do. Other, less well-established companies have formed or may form strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that may provide research and development and commercialization advantages to these competitors. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able obtain patent protection, or FDA and other regulatory approvals that may impede on our freedom to develop and commercialize our proposed products.

The diseases and medical conditions we are targeting have a demographic in which there are large numbers of patients who do not respond to current therapies or have limited therapies available. Nevertheless, we expect that our technologies and product candidates, if or when approved, will compete with a variety of therapeutic products and procedures offered by other pharmaceutical and biotechnology companies. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same or similar indications. These companies’ efforts may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, if or when approved, will attempt to compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. Competition to our products may be in the form of existing and new drugs, other forms of cell transplantation, surgical procedures, gene therapy or other proprietary technology and expertise. We expect that all of these products will compete with our product candidates, if or when approved, based on efficacy, safety, cost and intellectual property positions. We cannot be certain that other entities have not filed patents that block our freedom to commercialize our programs and we may be required to seek licenses from these entities in order to commercialize certain of our proposed products, and such licenses may not be granted or be extremely expensive to obtain.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to our products will vary depending on the nature of any products we may develop. Governmental authorities, including the FDA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including drugs and biologics, under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and, for biologics, under the Public Health Service Act, or PHSA, and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA also has the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions. The process of obtaining approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

Other Health Care Laws

In the event any of our proposed products are ever approved for marketing, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations.

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

Employees

As of December 31, 2020, we had seven (7) full-time employees. We anticipate that upon the consummation of the merger with Leading BioSciences, Inc., we will terminate our current employees and consultants. We also use the services of several outside consultants in business and scientific matters. Historically, we have not implemented measures or objectives to address the development, attraction and retention of personnel and have instead hired employees and utilized the services of outside consultants as needed to run our operations.

Facilities

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month and expires on December 31, 2021.

We also lease approximately 11,300 square feet of research facility in the People’s Republic of China. This lease commenced in September 2019, provides for minimum lease payments of approximately $4,400 per month, expires in September 2024 and provides us with a future first right of refusal for extending the lease beyond its expiration.

Our Corporate Information

We were incorporated in Delaware in 2001 under the name Neuralstem, Inc. On October 28, 2019, we changed our name from Neuralstem, Inc. to Seneca Biopharma, Inc. Our principal executive offices are located at 20271 Goldenrod Lane, Germantown, Maryland 20876, and our telephone number is (301) 366-4841. Our website is located at www.senecabio.com.

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

Risks Related to the Merger

The Exchange Ratio is adjustable based on our net cash at closing and LBS’s Pre-Merger Financing, so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The relative proportion of the combined company that our stockholders will own when the Merger closes will be based on the valuations of Seneca and LBS as negotiated by the parties and as specified in the Merger Agreement. Assuming a $22.5 million investment in LBS prior to the consummation of the Merger (“Pre-Merger Financing”), the outstanding equity of Seneca, as calculated on an adjusted fully diluted treasury stock method basis and after giving effect to such financing, is expected to be held as follows: equity holders of former LBS capital stock (prior to the Pre-Merger Financing) will hold approximately 25.2%; the investor in the Pre-Merger Financing will hold approximately 16.2%; pre-Merger Seneca equity holders will hold approximately 26.2%; and approximately 32.4% of the shares will be held in escrow to be distributed to the investor in the Pre-Merger Financing, or to be distributed to LBS Pre-Merger Financing equity holders. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement. Prior to the consummation of the Merger, the Exchange Ratio at the closing of the Merger may be subject to either an upward or downward adjustment based on: (i) Seneca’s net cash, or (ii) the proceeds of the Pre-Merger Financing.

Failure to complete the Merger may result in us paying a termination fee to LBS and could harm our common stock price and our future business and operations.

If the Merger is not completed, each of Seneca and LBS is subject to the following risks:

•	upon termination of the Merger Agreement, LBS may be required to pay Seneca a termination fee of $1.5 million, under certain circumstances, and/or up to $250,000 in expense reimbursements;

•	upon termination of the Merger Agreement, Seneca may be required to pay LBS a termination fee of $1.5 million, under certain circumstances, and/or up to $250,000 in expense reimbursements;

•	the parties will have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed; and

•	Seneca may be forced to cease its operations, dissolve and liquidate its assets.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger.

If the conditions to the closing of the Merger are not met, the Merger may not occur.

Even if the change of control and related share issuance are approved by our stockholders, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, we may lose some or all the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

In general, either Seneca or LBS can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Seneca or LBS, including:

•	general business or economic conditions generally affecting the industry in which LBS or Seneca operate;

•	the taking of any action, or the failure to take any action, by the either party that is required to comply with the terms of Merger Agreement;

•	any natural disaster or epidemics, pandemics (including COVID-19 or other outbreaks of diseases or quarantine restrictions), or other force majeure events, or any act or threat of terrorism or war, any armed hostilities or terrorist activities; or

•	any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP (or interpretations of any law or GAAP).

If adverse changes occur and Seneca and LBS still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to the stockholders of Seneca, LBS or both.

Some executive officers and directors of Seneca and LBS have interests in the Merger that are different from the respective stockholders of Seneca and LBS and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of Seneca and LBS.

Some officers and directors of Seneca and LBS are parties to arrangements that provide them with interests in the Merger that are different from the respective stockholders of Seneca and LBS, including, among others, service as an officer or director of the combined company following the closing of the Merger, severance benefits, the acceleration of equity award vesting, and continued indemnification.

Based on the terms of their respective agreements, Seneca’s recently terminated executive officers may be entitled to receive a total value of $3,425,613 (collectively, not individually) in connection with the consummation of the Merger, the associated termination of their employment from Seneca and the cancelation of their stock options. Additionally, Seneca’s recently terminated senior vice president of research and development will be entitled to receive a total value of $865,438. In addition, in connection with the Merger, the executive officers of LBS entered into new employment agreements and are entitled to receive cash bonuses, certain executive officers are entitled to receive equity grants, and members of the LBS Board are entitled to receive cash bonuses.

The market price of Seneca Common Stock following the Merger may decline as a result of the Merger.

The market price of Seneca Common Stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;

•	the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

LBS and Seneca securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current securityholders of LBS and Seneca will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that the former LBS equity holders immediately before the Merger (including the investor in the Pre-Merger Financing) are expected to hold approximately 73.8% of the capital stock of Seneca outstanding immediately following the Merger and the equity holders of Seneca immediately before the Merger are expected to hold approximately 26.2% of the Seneca capital stock outstanding immediately following the Merger, in each case, as calculated on an adjusted fully diluted treasury stock method basis and after giving effect to the Pre-Merger Financing, but including 50% of the shares subject to the Equity Warrants. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement.

During the pendency of the Merger, Seneca and LBS may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Seneca and LBS to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets (other than the sale of the Seneca Legacy Technology) or other business combinations that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Seneca and LBS from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would result in a breach of the fiduciary duties of the board of directors. In addition, if Seneca or LBS terminate the Merger Agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, LBS may be required to pay Seneca a termination fee of $1.5 million and/or $250,000 in expense reimbursements or Seneca may be required to pay LBS a termination fee of $1.5 million, or up to $250,000 in expense reimbursements.

Because the lack of a public market for LBS’s capital stock makes it difficult to evaluate the fairness of the Merger, the shareholders of LBS may receive consideration in the Merger that is less than the fair market value of LBS’s capital stock and/or Seneca may pay more than the fair market value of LBS’s capital stock.

The outstanding capital stock of LBS is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of LBS’s capital stock. Because the percentage of Seneca equity to be issued to LBS shareholders was determined based on negotiations between the parties, it is possible that the value of the Seneca Common Stock to be received by LBS shareholders will be less than the fair market value of LBS’s capital stock, or Seneca may pay more than the aggregate fair market value for LBS’s capital stock. The combined organization will incur significant transaction costs as a result of the Merger, including investment banking, legal and accounting fees. In addition, the combined organization will incur significant operating expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed the Party’s estimates and may have an adverse effect on the combined organization’s financial condition and operating results.

If Nasdaq does not approve our listing application for the combined company and we continue with the Merger, we may be subject to delisting.

Seneca has filed an initial listing application with Nasdaq pursuant to Nasdaq’s “reverse merger” rules. In the event our application is not accepted by the Nasdaq and the parties proceed with the merger, the combined company will be subject to delisting proceedings and could be delisted. If Seneca’s shares lose their status on the Nasdaq Capital Market, Seneca believes that its shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, the Nasdaq Capital Market. If Seneca’s common stock is delisted, this would, among other things, substantially impair its ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for Seneca. Additionally, investors would find it more difficult to buy and sell shares of Seneca Common Stock.

Risks Related to Seneca’s Capital Requirements, Finances and Operations in the event the Merger is Not Completed

There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially, and its stock price could decline.

The consummation of the Merger is subject to a number of closing conditions, including approval by Seneca’s and LBS’s respective stockholders and other customary closing conditions. The parties are targeting a closing of the transaction in the first half of 2021, however, there can be no assurance that the merger will be consummated within this desired timeframe, or at all.

If the Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the Merger, even if the Merger is not consummated;

•	We could be obligated to pay a $1.5 million termination fee and expense reimbursements up to $250,000 in connection with the termination of the Merger Agreement, depending on the reason for the termination;

•	The market price of our Common Stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•	Nasdaq could determine to delist our Common Stock, which could have an adverse effect on the value of our Common Stock and any future ability to raise capital.

If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed transaction, or at all, and we may be unable to reestablish a viable operating business.

We have generated limited revenue to date from royalties under a settlement agreement and have not generated revenue from any product sales. Our assets currently consist primarily of cash, cash equivalents and short-term investments, our intellectual property portfolio, a settlement agreement pursuant to which it has received royalties, its remaining assets and its listing on The Nasdaq Stock Market. While we have entered into the Merger Agreement, the consummation of the Merger may be delayed or may not occur at all. If the Merger is not completed, our board of directors may elect to pursue an alternative strategic transaction which is similar to the proposed Merger. Attempting to complete an alternative transaction will be costly and time consuming. If the Merger is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to Seneca and its stockholders as the terms of the Merger. We can make no assurances that such an alternative transaction would occur at all. Further, if the Merger is not completed, given the level of investment and time that would be required to redesign its products or pursue the development of products and services pursuant to its collaboration agreements, it is unlikely that we would be able to obtain the funding required to recommence its product development activities on terms favorable to its stockholders, or at all.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our business. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our assets. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of Seneca, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, our remaining cash may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our business. If a dissolution and liquidation were pursued, our board of directors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

If we were to continue to advance our research and development activities and pursue development of any of our pipeline products, it would require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

We currently do not have any committed source of funds and do not expect to generate any commercial revenue in the foreseeable future. We believe in the event the Merger is not consummated that our existing cash, cash equivalents and marketable securities and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan through at least March 2022. We have based our estimates on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects if its operating plans change. If the Merger is not completed and Seneca decides to pursue further research and development activities, it will require substantial additional funding to operate, and would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt that we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Additional funds may not be available to us when we need them on terms that are acceptable to us, or at all. Furthermore, the novel coronavirus (“COVID-19”) pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, when and if needed. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease its operations.

If the Merger is not completed, raising additional funding through debt or equity financing could be difficult or not successful at all, would be dilutive and may cause the market price of our Common Stock to further decline.

If the Merger is not completed, raising additional funding through debt or equity financing could be difficult or unavailable altogether given the turbulent financial markets. To the extent that Seneca raises additional capital through the sale of equity or convertible debt securities, the issuance of those securities would result in substantial dilution to our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of its common stock to decline further and existing stockholders may not agree with its financing plans or the terms of such financings.

Risks Related to Seneca

We have a history of losses.

Since inception in 1996 through December 31, 2020, we have accumulated losses totaling approximately $238 million. As of December 31, 2020, we had a working capital surplus of approximately $10 million and stockholders’ equity of approximately $10 million. Our net losses for the two most recent fiscal years have been approximately $16 million and $8 million for 2020 and 2019, respectively.

To date, we have not generated any revenue from the commercial sale of our proposed products. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and/or derive any, let alone material, revenues from our proposed products.

We will need to raise additional capital to continue operations.

Since our inception, we have funded our operations through the sale of our securities, credit facilities, the exercise of options and warrants, and to a lesser degree, from grants and research contracts and other revenue generating activities such as licensing. As of December 31, 2020, we had cash, cash equivalents and short-term investments on hand of approximately $10.5 million. We anticipate that in the event the Merger is not consummated, and based on our cash position at December 31, 2020, we will be able to fund our operations beyond 12 months from this filing. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, licensing agreements or grants. Our inability to license our intellectual property, obtain grants or secure additional financing will materially impact our ability to fund our current and planned operations.

We are substantially dependent on our remaining employees and consultants to facilitate the consummation of the Merger.

As of March 17, 2021, as a result of entering into separation agreements with four employees, including our executive chairman, chief operating officer, chief financial officer, and Senior VP of R&D, we had only three full-time employees. Such remaining employees’ employment will be terminated upon the closing of the Merger. While we were able to secure consulting agreements with certain recently separated employees, our ability to successfully complete the Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees and consultants, one or more may terminate their employment or consulting agreements on short notice. The loss of the services of any of these employees or consultants could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Management transition creates uncertainties and could harm Seneca’s business.

We have in the past, and expect to in the future, experience significant changes in executive leadership. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of Seneca’s operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement its strategy and could have a material adverse effect on our business, financial condition and results of operations.

The pendency of the Merger could have an adverse effect on the trading price of Seneca’s Common Stock and Seneca’s business, financial condition and prospects.

While there have been no significant adverse effects to date, the pendency of the Merger could disrupt Seneca’s business in many ways, including:

•	the attention of our remaining management and employees may be directed toward the completion of the Merger and related matters and may be diverted from our day-to-day business operations; and

•	third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our Common Stock or harm our business, financial condition and prospects.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since inception and have not demonstrated an ability to generate revenues from the sales of our proposed products.  Our ability to continue as a going concern is dependent on raising capital from the sale of its common stock and/or obtaining debt financing.  Our cash, cash equivalents and short-term investment balance at December 31, 2020 was approximately $10.5 million. Based on our current expected level of operating expenditures, and assuming the Merger is not consummated, we expect to be able to fund our operations beyond 12 months from this filing. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 consolidated financial statements included an explanatory paragraph that expressed substantial doubt about its ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern at least through March 2022. If we do not obtain additional capital, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

We are involved in litigation in connection with the Merger and insurance coverage may not be sufficient to cover all related costs and damages.

Stockholder litigation frequently follows the announcement of certain significant business transactions, such as a business combination transaction. As of March 16, 2021, there were nine complaints filed by purported Seneca stockholders, Sheridan v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00166 (the “Sheridan Complaint”); Pirjamaat v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00172 (the “Pirjamaat Complaint”); Johnson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00310 (the “Johnson Complaint”); Mathews v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00242 (the “Mathews Complaint”); Pechal v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00585 (the “Pechal Complaint”), Curtis v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00292 (the “Curtis Complaint”); Valdez v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00980 (the “Valdez Complaint”); Anderson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00326 (the “Anderson Complaint”); and McIntire v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-01869 (the “Anderson Complaint” and, together with the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, the Matthews Complaint, the Curtis Complaint, the Valdez Complaint, and the Anderson Complaint, the “Stockholder Complaints”). The Stockholder Complaints assert claims against us, the members of our board of directors as defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in in the registration statement filed on Form S-4 in February 2021 and Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The Stockholder Complaints assert claims against Seneca, the members of the Seneca Board, and LBS as defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in this proxy statement/prospectus/information statement and Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The Johnson Complaint also asserts that the members of the Seneca Board breached their fiduciary duties of candor/disclosure in connection with the Merger by purportedly failing to disclose material information about the Merger.

Each of the Stockholder Complaints seek, among other relief, injunctive relief, including enjoining the Merger unless and until the defendants disclose the allegedly omitted material information, as well as an award of attorneys’ and experts’ fees. The Mathews Complaint also seeks to enjoin any vote on the Merger; the Sheridan Complaint, the Johnson Complaint, and the McIntire Complaint seek damages; the Sheridan Complaint, the Pirjamaat Complaint, the Mathews Complaint, the Curtis Complaint, the Valdez Complaint, and the Anderson Complaint, seek, in the event the defendants consummate the merger, rescission of the Merger or an award of rescissory damages; the Pirjamaat Complaint, the Curtis Complaint, and the Valdez Complaint seek an order directing the Seneca Board to disseminate a revised registration statement in compliance with Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9; and the Pirjamaat Complaint, the Mathews Complaint, the Curtis Complaint, the Valdez Complaint, and the Anderson Complaint seek a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9.

We believe the allegations in the Stockholder Complaints are without merit.

Other stockholders may file additional lawsuits challenging the Merger, which may name us as well as members of our boards of directors and/or others as defendants. No assurance can be made as to the outcome of such lawsuits or the Stockholder Complaints, including the amount of costs associated with defending, or any other liabilities that may be incurred in connection with the litigation of, such claims. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

Risks Relating to Seneca’s Business

Seneca’s business is dependent on the successful development of product candidates that it has yet to acquire or license.

Our business is significantly dependent on the successful development of product candidates that we have yet to acquire or license. If we are successful in-licensing or acquiring product candidates, the process to approve of such product candidates is time-consuming, involves substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative treatments, and the risks and benefits demonstrated in its clinical trials. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If we are not successful in our in-licensing and acquisition strategy, we will have invested substantial amounts of time and money without developing revenue-producing products.

Any product candidate we are able to license or acquire will likely not be commercially available for at least several years, if at all. Development schedules for future product candidates may be affected by a variety of factors, including difficulties in identifying and in-licensing or acquiring such future products candidates, technological difficulties, clinical trial delays or failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control. In light of the long-term nature of these types of projects, the technology potentially involved, and the other factors there can be no assurance that we will be able to successfully complete the development or marketing of any product candidates.

The technologies we intend to out-license may not be able to be commercially developed.

We have allocated most of our resources to the development of our stem cell and small molecule technologies. These are emerging technologies which may be deemed to have limited human application. If potential licensees or acquirors believe that these technologies have limited human applications, we may not be able to out-license, on acceptable terms or at all, our technologies. Failure to out-license or sell our stem cell or small molecule technologies may materially impact the value of its business.

We are unable to predict when or if we will be able to earn significant revenues.

Given that we have yet to in-license or acquire new technologies, it cannot predict when, or if ever, we will be able to realize revenues related to our future products. Even if in-licensed or acquired, these products are not likely to be commercially available for at least several or more years, if ever. Accordingly, we do not foresee generating any significant revenue during such time. As a result, we will be primarily dependent on its ability to raise capital through the sale of its securities to fund its operations for the foreseeable future.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases, could include judgments against us which could have a materially adverse effect on our business.

We depend on a limited number of employees and consultants for our continued operations and future success.

We are highly dependent on a limited number of employees and outside consultants.   The loss of any of our employees or consultants could adversely affect our opportunities and materially harm our future prospects.  In the event the Merger is not completed, and our board of directors elects to continue our business, we will need additional management personnel as well as the development of additional expertise by existing management personnel. There can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business.

We have entered into employment contracts with members of our senior management team that contain significant anti-termination provisions.

We have entered into employment agreements with members of its senior management team. These agreements require the payment of severance in the event one of these employees ceases to be employed. These provisions make the replacement of these employees very costly and could cause difficulty in effecting any required changes in management or a change in control. In the event the Merger is consummated, we will be obligated to pay members of our management team an aggregate of $4,291,051. Please see the Section of the Annual Report Entitled “Executive Compensation.”

Business or economic disruptions, or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our planned research and development activities as well as the execution of our acquisition and/or in-licensing strategy. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. To date, this outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. At this time, the impact on our business has been that employees who previously worked in our corporate office and who traveled are now limited to home office work and virtual meetings. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom it engages or plans to engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business or plan to conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we may conduct any of its clinical trials, which could have a material adverse effect on our business and results of operation and financial condition.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or Seneca otherwise fails to comply with applicable regulations, it could incur liability, face overly restrictive regulatory actions or incur other harm to its business.

Risks Relating to Seneca’s Intellectual Property

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

We have conducted research in countries outside of the U.S., including through our subsidiary in the People’s Republic of China. Several of our competitors are located in these countries and may be able to access our technology or test results. The laws protecting intellectual property in some of these countries may not adequately protect our trade secrets and intellectual property. The misappropriation of our intellectual property may materially impact our position in the market and any competitive advantages, if any, that it may have.

We may infringe on the intellectual property rights of others and may not be able to obtain necessary licenses to third-party patents and other rights.

A number of companies, universities and research institutions have filed patent applications or have received patents relating to technologies in our field. We cannot predict which, if any, of these applications will issue as patents or how many of these issued patents will be found valid and enforceable. There may also be existing issued patents on which we would infringe by the commercialization of our product candidates. If so, we may be prevented from commercializing these products unless the third party is willing to grant us a license. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be materially harmed. Any infringement lawsuits commenced against us may result in significant costs, divert its management’s attention and result in an award against it for substantial damages, or potentially prevent it from continuing certain operations.

Risks Related to Ownership of Our Common Stock

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

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; the results of clinical trials for our product candidates; FDA’s determination with respect to filings for new clinical studies, new drug applications and new indications; government regulations; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; offerings of our securities and additions or departures of key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

If Seneca’s common stock were delisted from Nasdaq, Seneca would be subject to the risks relating to penny stocks.

If Seneca’s common stock were to be delisted from trading on the Nasdaq Capital Market and the trading price of its common stock were below $5.00 per share on the date its common stock is delisted, trading in Seneca’s common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Future sales of our common stock could cause our stock price to fall.

In January 2020, we completed an inducement offering pursuant to which we reduced the exercise price of outstanding warrants in exchange for the holder exercising such warrants for cash. As a result, we issued 5,555,554 shares of common stock, or approximately 61% of our issued and outstanding common stock. Transactions, such as the inducement offering, that result in a large amount of newly issued shares that are readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of Seneca’s stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities on terms that we deem reasonable or appropriate.

Certain of our outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell securities at prices lower than the current exercise price of such warrants.

As of December 31, 2020, we had 149,149 common stock purchase warrants outstanding that were issued in our May 2016 registered offering, May 2016 private placement and August 2017 registered offering. All of such warrants contain price protection provisions in the event that we sell securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). Pursuant to our May 2020 common stock offering, the Price Protection Warrants all had their exercise prices adjusted to $0.90 per share. In the event that Seneca sells securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of Seneca’s common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

Certain of our outstanding common stock purchase options contain provisions (anti-dilution protection) in the event that we issue additional securities, which may have a negative impact on its capital structure and may result in significant dilution to our shareholders or impair our ability to raise capital.

As of December 31, 2020, we had 1,686,466 outstanding common stock purchase options held by certain members of its senior management team. These options contain provisions which have resulted in the adjustment of the shares underlying such options in order that the holder maintains his proportionate ownership. Any future adjustments to the number of shares may have a negative impact on our capital structure and dilute our other shareholders. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature. As of the date hereof, each of the option holders have agreed, subject to entering into definitive agreements, to cancel their respective outstanding options in exchange for certain cash payments.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of its common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove its board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of its common stock. These provisions include, among others:

•	Our board of directors are divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•	Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Seneca; and

•	Our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

If securities or industry analysts do not publish research reports, or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. We currently have limited research coverage by securities and industry analysts. In the event an analyst downgrades our securities, the price of our securities would likely decline. If analysts cease to cover us or fail to publish regular reports, interest in our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Our board of directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2020, we had issued and outstanding 17,295,703 shares of common stock and 6,750,287 shares of common stock reserved for future grants under its equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2020, we had 200,000 shares of preferred stock issued and outstanding which are convertible into 38,873 shares of common stock. Accordingly, as of December 31, 2020, we are entitled to issue up to 275,954,010 additional shares of common stock and 6,800,000 additional shares of “blank check” preferred stock. Our board of directors may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further its development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our existing shareholders.

Unstable market and economic conditions may have serious adverse consequences on Seneca’s business, financial condition and stock price.

From time to time, including recently as a result of the COVID-19 pandemic, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Seneca’s general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on Seneca’s growth strategy, financial performance and stock price and could require Seneca to delay or abandon clinical development plans. In addition, there is a risk that one or more of Seneca’s current service providers, manufacturers and other partners may not survive an economic down-turn, which could directly affect Seneca’s ability to attain Seneca’s operating goals on schedule and on budget.

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

We currently operate one facility located in the United States and one facility located in China. Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month and expires on December 31, 2021.

We also lease approximately 11,300 square feet of research facility in the People’s Republic of China. This lease commenced in September 2019, provides for minimum lease payments of approximately $4,400 per month, expires in September 2024 and provides us with a future first right of refusal for extending the lease beyond its expiration.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, except as described below, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Nine complaints have been filed by purported Seneca stockholders, each of which seeks to enjoin the Merger and other relief.

On January 8, 2021, Joseph Sheridan, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, and LBS, captioned Sheridan v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00166 (the “Sheridan Complaint”).

Also, on January 8, 2021, Hesam Pirjamaat, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Pirjamaat v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00172 (the “Pirjamaat Complaint”).

On January 13, 2021, Brian Johnson, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Johnson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00310 (the “Johnson Complaint”).

On January 15, 2021, Vipin Mathews, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of New York against Seneca and the members of its board of directors, captioned Mathews v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00242 (the “Mathews Complaint”).

On January 22, 2021, Emily Pechal, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Pechal v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00585 (the “Pechal Complaint”).

On February 25, 2021, Marcie Curtis, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Curtis v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00292 (the “Curtis Complaint”).

On March 1, 2021, Juanesha Valdez, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Valdez v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00980 (the “Valdez Complaint”).

On March 2, 2021, Bryan Anderson, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Anderson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00326 (the “Anderson Complaint”).

On March 3, 2021, Jack McIntire, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned McIntire v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-01869 (the “McIntire Complaint,” and, together with the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, the Mathews Complaint, the Pechal Complaint, the Curtis Complaint, the Valdez Complaint, the Anderson Complaint, the “Stockholder Complaints”).

On February 26, 2021, the United States District Court for the Southern District of New York entered an order consolidating the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, and the Pechal Complaint under Case No. 21-cv-0166.

The Stockholder Complaints assert claims against Seneca, the members of the Seneca Board, and LBS as defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in this proxy statement/prospectus/information statement and Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. The Johnson Complaint also asserts that the members of the Seneca Board breached their fiduciary duties of candor/disclosure in connection with the Merger by purportedly failing to disclose material information about the Merger.

Each of the Stockholder Complaints seek, among other relief, injunctive relief, including enjoining the Merger unless and until the defendants disclose the allegedly omitted material information, as well as an award of attorneys’ and experts’ fees. The Mathews Complaint also seeks to enjoin any vote on the Merger; the Sheridan Complaint, the Johnson Complaint, and the McIntire Complaint seek damages; the Sheridan Complaint, the Pirjamaat Complaint, the Mathews Complaint, the Curtis Complaint, the Valdez Complaint, and the Anderson Complaint, seek, in the event the defendants consummate the merger, rescission of the Merger or an award of rescissory damages; the Pirjamaat Complaint, the Curtis Complaint, and the Valdez Complaint seek an order directing the Seneca Board to disseminate a revised registration statement in compliance with Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9; and the Pirjamaat Complaint, the Mathews Complaint, the Curtis Complaint, the Valdez Complaint, and the Anderson Complaint seek a declaration that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9.

Seneca believe the allegations in the Complaints are without merit.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol "SNCA."

Holders

As of February 28, 2021, our common stock was held by approximately 195 record holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

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

•	In April 2020, in connection with Dane Saglio’s employment as Chief Financial Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 70,710 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (a) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant. This resulted in the grant being increased to 129,745 shares of common stock through December 31, 2020.

•	In April 2020, in connection with Matthew Kalnik, PhD’s employment as President and Chief Operating Officer, we granted an inducement option from the Company’s Inducement Award Stock Option Plan to purchase 282,840 shares of common stock. The Inducement Option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (it) one quarter (1/4) of the options vest on the Effective Date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the Effective Date. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant. This resulted in the grant being increased to 518,979 shares of common stock through December 31, 2020.

•	Effective April 2020, Dr. Carter, our Executive Chairman, received a conditional option grant to purchase 471,400 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Carter remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant. This resulted in the grant being increased to 864,785 shares of common stock through December 31, 2020. This grant was approved by shareholders on September 9, 2020.

•	Effective April 2020, our Senior Vice President of Research and Development received a conditional option grant to purchase 94,280 shares of common stock, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The option grant has a term of ten (10) years, and an exercise price of $0.6199. The option vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided that such individual remains a service provider to the Company over such period. For a period of nine (9) months, subject to adjustment upon the Company’s issuance of common stock including by virtue of exercise, conversion or exchange of common stock equivalents, the shares underlying the options are subject to adjustment to maintain the percentage ownership that the option grant reflects on the date of grant. This resulted in the grant being increased to 172,957 shares of common stock through December 31, 2020. This grant was approved by shareholders on September 9, 2020.

•	On April 3, 2020, we issued an aggregate of 24,000 restricted stock units (6,000 to each of our four current directors) as partial compensation for their service on the board of directors.

•	In May 2020, in connection with the registered offering of our common stock, we issued our placement agent, H.C. Wainwright & Co., LLC a common stock purchase warrant to purchase 400,000 shares of common stock. The warrants have an exercise price of $1.25 per share and a term of five (5) years from issuance.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Executive Overview — Overview discussion of our business in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2021.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing the: (i) year ended December 31, 2020 to the year ended December 31, 2019.

•	Liquidity and Capital Resources—Analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Research and Development Expenses

Our research and development expenses consist primarily of clinical trial expenses, including payments to clinical trial sites that perform our clinical trials and clinical research organizations (CROs) that help us manage our clinical trials, manufacturing of small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research, personnel costs for research and clinical personnel, and other costs including research supplies and facilities. Our research and development expenses reflect the costs of the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition.

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

Proposed Merger.

On December 17, 2020, we announced the signing of the Merger Agreement with LBS. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders, a wholly-owned subsidiary of Seneca will consummate the Merger. Upon the closing of the Merger, we will adopt the business and operating plan of LBS. In the event the Merger is not consummated, our Board will be required to develop a new business plan. At this time, we cannot ascertain such plan or the financial impact on Seneca.

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

Long Lived Intangible Assets - Our long-lived intangible assets consist of our intellectual property patents including primarily legal fees associated with the filings and in defense of our patents. The assets are amortized on a straight-line basis over the expected useful life which we define as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the years ended December 31, 2020 and 2019, no significant impairment losses were recognized.

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

Share-Based Compensation - We account for share-based compensation at fair value; accordingly, we expense the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees, board members and non-employee consultants is generally determined at the grant date using an option pricing model. Option pricing models require us to make assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

Comparison of Our Results of Operations for the Years Ended December 31, 2020 and 2019

Revenue

During each of the years ended December 31, 2020 and 2019, we recognized revenue of $10,000 related to ongoing fees pursuant to certain licenses of our intellectual property to third parties. In addition, during the years ended December 31, 2020 and 2019, we recognized $3,500 and $5,400 of royalty revenue related to a settlement of a prior patent infringement case.

Operating Expenses

5Operating expenses for 2020 and 2019 were as follows:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Operating Expenses
Research & development costs	$2,018,454	$4,061,450	$(2,042,996)	(50)%
General & administrative expenses	8,670,612	4,585,638	4,084,974	89%
Total operating expense	$10,689,066	$8,647,088	$2,041,978	24%

Research and Development Expenses

The decrease of approximately $2,043,000 or 50% in research and development expenses was primarily attributable to the continued wind down of clinical activities for our stem cell and small molecule programs in 2020. In 2019, we incurred expenses related to external consulting services engaged in the technical evaluation of our internal programs as well as the evaluation of certain potential assets we considered for acquisition. If we are successful in the Merger, we will adopt the business and operating plan of LBS.

General and Administrative Expenses

G&A expenses increased approximately $4,085,000 or 89%. As noted above, we have shifted the Company’s strategy and focus from the development of the stem cell assets and initiated an out-licensing effort to partner these programs while seeking to in license or acquire novel therapeutics with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such technologies for commercialization. Associated with this shift in strategic focus our G&A expenses in the 2020 period reflect an enhanced internal management structure including individual consultants in key roles as well as the engagement of two executive officers in the second quarter of 2020.

Other income (expense)

Other expense, net in 2020 consisted primarily of a non-cash warrant inducement charge of approximately $5,620,000 partially offset by $20,000 of net interest income and $9,000 of non-cash gains related to the fair value adjustment of our liability classified warrants.

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

We had cash and cash equivalents of approximately $10.5 million at December 31, 2021. In January 2020, we raised approximately $6.7 million of net proceeds from the exercise of certain common stock purchase warrants pursuant to an inducement offer and in May 2020, we raised approximately $4.4 million of net proceeds through the sale of our common stock as well as approximately $3.5 million from the exercise of warrants issued in the January inducement offer.

Based on our expected operating cash requirements, and assuming the Merger is not consummated, we anticipate our current cash and investments on hand will be sufficient to fund our operations, at least 12 months after this filing. However, we will require additional capital to execute our acquisition and/or in-licensing strategy as well as out-licensing initiatives and to fund our operations. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. Consequently, as explained in Note 1 to our condensed consolidated financial statements, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows – 2020 compared to 2019

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%

Net cash used in operating activities	$(9,025,129)	$(7,255,680)	$(1,769,449)	24%
Net cash provided by investing	$-	$-	$-	-
Net cash provided by financing activities	$14,465,916	$6,589,505	$7,876,411	120%

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2020, reflects our $16,267,000 loss for the period adjusted for certain non-cash items including: (a) $5,620,000 of expense related to our warrant inducement transaction, (ii) $954,000 of net cash inflows, including those resulting from increases in our prepaid expenses and accrued severance, related to changes in operating assets and liabilities, and (iii) $585,000 of share-based compensation.

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

Net Cash Used in Investing Activities

There were no investing activities in either of the years ended December 31, 2020 or 2019.

Net Cash Provided by Financing Activities

For the year ended December 31, 2020, cash provided by financing activities consisted of $11.2 million of net proceeds generated from the sale of our common stock and $3.5 million of net proceeds from the exercise of warrants partially offset by payments under our short-term debt used to finance insurance premiums.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Seneca Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seneca Biopharma, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter(s) below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Warrant Inducement

As discussed in Note 4 to the consolidated financial statements, the Company issued replacement warrants as an inducement for warrant exercises. In January 2020, pursuant to the terms of an inducement offer, certain holders of 5,555,554 of the Company’s common stock purchase warrants exercised such warrants at a reduced exercise price of $1.36 per share generating approximately $7.6 million of gross proceeds. The warrants were evaluated for proper classification on the balance sheet and it was determined that the replacement warrants issued in the inducement offer should be classified within stockholders’ equity. The Company incurred expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of approximately $5.6 million representing the fair value of the inducement offer. The fair value is comprised of the fair value of the modification of the original warrants (the reduction in exercise price) and the fair value of the replacement warrants. The fair values were calculated using the Black-Scholes option pricing model.

We identified the accounting for the warrant inducement transaction as a critical audit matter. The principal considerations for our determination included the significant auditor judgments required to evaluate the accounting treatment of the replacement warrants, including the modification treatment and classification of the warrants.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the appropriateness of the Company’s methodology to assess the accounting treatment associated with the warrant inducement.

•	We read the agreements related to the replacement warrants issued and evaluated the completeness and accuracy of management’s technical accounting analyses and application of the relevant account guidance.

•	We utilized subject matter experts in debt and equity accounting to assist in the evaluation of the appropriateness of management’s interpretation and application of relevant accounting guidance.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Raleigh, North Carolina

March 22, 2021

Seneca Biopharma, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,529,244	$5,114,917
Trade and other receivables	116,279	21,064
Prepaid expenses	1,399,790	510,900
Assets held for sale	835,483	-
Total current assets	12,880,796	5,646,881

Property and equipment, net	10,776	41,036
Patents, net	147,133	668,936
ROU and other assets	10,439	227,036
Total assets	$13,049,144	$6,583,889

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$649,345	$824,406
Accrued severance and bonuses	2,322,241	135,686
Short-term notes and other current liabilities	-	264,665
Liabilities associated with assets held for sale	234,344	-
Total current liabilities	3,205,930	1,224,757

Warrant liabilities, at fair value	75,298	84,596
Lease liability, net of current portion	-	148,543
Total liabilities	3,281,228	1,457,896

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 shares issued and outstanding in 2020 and 2019	2,000	2,000
Common stock, $0.01 par value; 300 million shares authorized, 17,295,703 and 3,866,457 shares issued and outstanding in 2020 and 2019, respectively	172,957	38,665
Additional paid-in capital	247,836,057	227,067,058
Accumulated other comprehensive loss	(734)	(6,186)
Accumulated deficit	(238,242,364)	(221,975,544)
Total stockholders' equity	9,767,916	5,125,993
Total liabilities and stockholders' equity	$13,049,144	$6,583,889

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019

Revenues	$13,520	$15,394

Operating expenses:
Research and development costs	2,018,454	4,061,450
General and administrative expenses	8,670,612	4,585,638
Total operating expenses	10,689,066	8,647,088
Operating loss	(10,675,546)	(8,631,694)

Other income (expense):
Interest income	33,532	67,731
Interest expense	(14,015)	(8,920)
Gain from change in fair value of liability classified warrants	9,298	499,138
Warrant inducement and other expense	(5,620,089)	(277,906)
Total other income (expense)	(5,591,274)	280,043

Net loss	$(16,266,820)	$(8,351,651)

Net loss per common share - basic and diluted	$(1.17)	$(3.80)

Weighted average common shares outstanding - basic and diluted	13,869,272	2,197,434

Comprehensive loss:
Net loss	$(16,266,820)	$(8,351,651)
Foreign currency translation adjustment	5,452	(5,773)
Comprehensive loss	$(16,261,368)	$(8,357,424)

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	1,000,000	$10,000	910,253	$9,103	$219,654,753	$(413)	$(213,623,893)	$6,049,550
Share rounding adjustment related to 1:20 reverse stock split	-	-	6,117	61	(61)	-	-	-
Share-based payments	-	-	-	-	880,789	-	-	880,789
Issuance of common stock and warrants from capital raises, net	-	-	416,315	4,163	6,548,679	-	-	6,552,842
Issuance of common stock for conversion of Series A Preferred Stock	(800,000)	(8,000)	155,496	1,555	6,445	-	-	-
Issuance of restricted stock awards	-	-	15,688	157	(157)	-	-	-
Issuance of common stock for warrant exercises	-	-	2,361,462	23,615	(23,379)	-	-	236
Issuance of common stock for RSU exercises	-	-	1,126	11	(11)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(5,773)	-	(5,773)
Net loss	-	-	-	-	-	-	(8,351,651)	(8,351,651)
Balance at December 31, 2019	200,000	2,000	3,866,457	38,665	227,067,058	(6,186)	(221,975,544)	5,125,993
Share-based payments	-	-	-	-	584,991	-	-	584,991
Issuance of commn stock and inducement warrants for warrant exercises	-	-	5,561,554	55,615	12,296,637	-	-	12,352,252
Issaunce of common stock and warrants from capital raises, net	-	-	5,000,000	50,000	4,384,354	-	-	4,434,354
Issuance of common stock for warrant exercises	-	-	2,871,296	28,713	3,502,981	-	-	3,531,694
Issuance of common stock for RSU exercises	-	-	563	6	(6)	-	-	-
Forfeiure of restricted stock awards	-	-	(4,167)	(42)	42	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	5,452	-	5,452
Net loss	-	-	-	-	-	-	(16,266,820)	(16,266,820)
Balance at December 31, 2020	200,000	$2,000	17,295,703	$172,957	$247,836,057	$(734)	$(238,242,364)	$9,767,916

See accompanying notes to consolidated financial statements.

Seneca Biopharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2019

Cash flows from operating activities:
Net loss	$(16,266,820)	$(8,351,651)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	92,272	143,859
Share-based compensation expenses	584,991	880,789
Change in fair value of liability classified warrants	(9,298)	(499,138)
Allowance for bad debt	-	362,176
Warrant inducement expense	5,620,089	-

Changes in operating assets and liabilities:
Trade and other receivables	(95,215)	272,993
Prepaid expenses	(1,024,494)	(142,310)
ROU and other assets	24,537	39,643
Accounts payable and accrued expenses	(105,043)	(15,741)
Accrued severance and bonuses	2,186,555	135,686
Other current liabilities	5,508	(47,414)
Lease and other long term liabilities	(38,211)	(34,572)
Net cash used in operating activities	(9,025,129)	(7,255,680)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	11,150,318	6,552,842
Proceeds from warrant exercises	3,547,894	236
Proceeds from short-term notes payable	-	414,320
Payments of short-term notes payable	(232,296)	(377,893)
Net cash provided by financing activities	14,465,916	6,589,505
Effects of exchange rates on cash	(1,185)	(6,018)
Net decrease in cash and cash equivalents	5,439,602	(672,193)

Cash and cash equivalents, beginning of year	5,114,917	5,787,110

Cash and cash equivalents, end of year	$10,554,519	$5,114,917

Supplemental cash flow information:
Cash paid for interest	14,015	8,920

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

Seneca Biopharma, Inc., is a clinical-stage biopharmaceutical company developing novel treatments for diseases of high unmet medical need. The Company had been in the process of transforming the organization through the acquisition and/or in-licensing of new science and technologies with the goal of developing and providing meaningful therapies for patients.

In December 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Transaction”) with Leading BioSciences, Inc. (“LBS”) in an all-stock transaction. Upon completion of the Merger Transaction, the combined company will focus on advancing LBS’ lead asset. The closing of the Merger Transaction is subject to approval by the Company’s and LBS stockholders and such closing is expected to be in the first half of 2021.

On July 17, 2019, we effected a 1-for-20 reverse stock split of our common stock. Stockholders’ equity and all references to share and per share amounts in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split for all periods presented.

Liquidity and Going Concern

The Company has incurred losses since its inception and has not demonstrated an ability to generate significant revenues from the sales of its therapies or services and has not yet achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing. These factors create substantial doubt about the Company’s ability to continue as a going concern beyond one year after the date that the audited consolidated financial statements are issued. The audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the audited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position at December 31, 2020, our cash flow and cash usage forecasts for the period covering one-year from the issuance date of this Annual Report filed on Form 10-K and our current capital structure including outstanding warrants and other equity-based instruments and our obligations and debts.

Assuming the Merger is not consummated, we expect that our existing cash and cash equivalents as of December 31, 2020 will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans at least 12 months after this filing. However, we will require additional capital to execute our acquisition and/or in-licensing strategy as well as out-licensing initiatives and to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that any such collaborative or licensing arrangements will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to license our potential products or technologies to third parties on unfavorable terms or materially curtail our operations. We currently do not have any commitments for future funding from any source.

Based upon our out-licensing strategy, we have greatly reduced our spending on the research, development, pre-clinical and clinical testing of our small molecule and stem cell product candidates and have increased our spending on the evaluation of new assets and technologies with the goal of acquisition and/or entry into a strategic transaction. No assurance can be given that we will be successful in our out-licensing strategy and/or entry into a strategic transaction.

Note 2. Significant Accounting Policies and Basis of Presentation

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include significant estimates for the expected economic life and value of our licensed technology and related patents, our net operating loss and related valuation allowance for tax purposes, the fair value of our liability classified warrants and our share-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Cash and cash equivalents at December 31, 2020 consist of approximately $10,529,200 of cash held and used and $25,300 of cash included in disposal group assets held for sale.

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

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of our product candidates.  For the years ended December 31, 2020 and 2019, we recorded approximately $60,000 and $459,000, respectively of cost reimbursements from our grants as an offset to research and development expenses. The Company evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2020 and 2019. A total of approximately 6.4 and 7.3 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the years ended December 31, 2020 and 2019, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

We account for share-based compensation at fair value. Share-based compensation cost for stock options and stock purchase warrants granted to employees, board members and non-employee consultants is generally determined at the grant date using an option pricing model that uses Level 3 unobservable inputs; share-based compensation cost for restricted stock and restricted stock units is determined at the grant date based on the closing price of our common stock on that date. The value of the award is recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

We assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the years ended December 31, 2020 or 2019.

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

We have reviewed other recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

At December 31, 2020 and 2019, we had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 capital raises (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$84,596	$84,596
Balance at December 31, 2019	$-	$-	$84,596	$84,596

Liability classified stock purchase warrants	$-	$-	$75,298	$75,298
Balance at December 31, 2020	$-	$-	$75,298	$75,298

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2020:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2019	$84,596
Change in fair value - gain	(9,298)
Balance at December 31, 2020	$75,298

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2019:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2018	$583,734
Change in fair value - gain	(499,138)
Balance at December 31, 2019	$84,596

The gains resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying consolidated statements of operations and comprehensive loss. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the embedded conversion options’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

Note 4. Stockholders’ Equity

We have granted share-based compensation awards to employees, board members and service providers. In addition, we have issued warrants to purchase common stock in conjunction with debt and equity offerings. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Our common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of December 31, 2020, we have approximately 6.7 million shares of common stock reserved for issuance upon the exercise of share-based awards.

We record share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense included in the statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2020	2019

Research and development costs	$30,883	$200,337
General and administrative expenses	554,108	680,452
Total	$584,991	$880,789

Stock Options

A summary of stock option activity and related information for the year ended December 31, 2020 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	271,660	$61.83	7.8	$-
Granted	1,686,466	$0.62		$-
Exercised	-	-
Forfeited/Expired	(160,750)	$23.82
Outstanding at December 31, 2020	1,797,376	$7.80	9.0	$438,650

Exercisable at December 31, 2020	812,742	$16.42	8.7	$182,771

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$0.62	1,686,466	$0.62	9.3	$438,650
$5.90 - $8.80	51,758	$6.32	8.5	-
$22.20 - $80.60	23,326	$29.21	4.5	-
$107.40 - $1,102.40	35,826	$333.81	1.8	-
	1,797,376	$7.80	9.0	$438,650

The Company uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Significant assumptions used in these models include:

	Year Ended December 31,
	2020			2019

Annual dividend		-			-
Expected life (in years)	4.0	-	5.2	4.8	-	5.5
Risk free interest rate	0.2%	-	0.4%	1.8%	-	2.5%
Expected volatility	110%	-	111%	97%	-	115%

Options granted in the years ended December 31, 2020 and 2019 had weighted average grant date fair values of $0.52 and $3.45, respectively. The total fair value of the options vested during the years ended December 31, 2020 and 2019 was approximately $500,000 and $671,100, respectively.

Unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2020 was approximately $530,000 to be recognized over approximately 2.2 years.

In 2019, the Company modified certain awards in conjunction with an employee’s termination. The modification provided for the accelerated vesting of all unvested awards and the extension of the post-employment exercise period. The modifications resulted in approximately $102,000 of additional research and development expenses in 2019.

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

A summary of our RSU activity for the year ended December 31, 2020 follows:

	Number of RSU's	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2020	5,467	$29.62
Granted	24,000	$0.70
Exercised and converted to common shares	(563)	$236.20
Forfeited	-	$-
Outstanding at December 31, 2020	28,904	$1.58

Exercisable at December 31, 2020	22,904	$1.81

The total intrinsic value of the outstanding RSU’s at December 31, 2020 was approximately $25,400. The total fair value of RSU’s vested during the years ended December 31, 2020 and 2019, was approximately $27,600 and $13,900, respectively. The total value of all RSU’s that were converted in the years ended December 31, 2020 and 2019 was approximately $300 and $10,400, respectively.

Unrecognized compensation cost for unvested RSU’s outstanding at December 31, 2020 was approximately $4,000 to be recognized over approximately 0.3 years.

Restricted Stock

We have granted restricted stock to certain board members.

A summary of our restricted stock activity for the year ended December 31, 2020 is as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2020	7,981	$5.95
Granted	-	$-
Vested	(3,814)	$5.90
Forfeited	(4,167)	$6.00
Outstanding at December 31, 2020	-	$-

Restricted stock vesting in the year ended December 31, 2020 and 2019, had a total intrinsic value of approximately $2,600 and $14,500, respectively.

Stock Purchase Warrants

We have issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, we issued a total of 87,309 and 112,500 common stock purchase warrants, respectively in conjunction with the offering of our securities. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At December 31, 2020, after giving effect to exercises, 149,136 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

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

We recognized an expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 of approximately $5.6 million representing the fair value of the inducement offer. The fair value is comprised of the fair value of the modification of the original warrants (the reduction in exercise price) and the fair value of the replacement warrants. The fair values were calculated using the Black-Scholes option pricing model.

In conjunction with our May 2020 Offering, we issued to the placement agent 400,000 common stock purchase warrants with an exercise price of $1.25 and a five-year term.

A summary of outstanding warrants at December 31, 2020 follows:

Range of Exercise Prices	Number of Warrants Outstanding	Range of Expiration Dates
$0.90 - $1.25	3,233,407	May 2021 - May 2025
$1.70 - $3.38	1,080,333	July 2024 - January 2025
$6.00 - $782.60	195,489	July 2021 - April 2024
	4,509,229

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

In May 2020, we completed a direct offering of 5,000,000 shares of common stock at a price of $1.00 per each share resulting in gross proceeds of $5.0 million. After deducting placement agent and other expenses related to the offering, we received approximately $4.4 million. The securities were sold pursuant to a registration statement on Form S-3 (file no. 333- 218608). In connection with the offering, we issued to the placement agent warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25 per share. The warrants are exercisable immediately and expire 5 years from issuance.

Note 5. Property and Equipment

The major classes of property and equipment consist of the following at December 31:

	2020	2019
Furniture and fixtures	$32,272	$35,407
Computers and office equipment	138,897	138,897
Lab equipment	744,787	817,149
	915,956	991,453
Less accumulated depreciation	(905,180)	(950,417)
Property and equipment, net	$10,776	$41,036

In addition to the above, we have approximately $1,000 of equipment, net located at our research facility in China which is classified as assets held for sale at December 31, 2020. Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense for the years ended December 31, 2020 and 2019, was approximately $29,000 and 49,000, respectively.

Note 6. Patents

The Company holds patents related to its stem cell and small molecule technologies. Patent costs are capitalized and are being amortized over the life of the patents. The weighted average remaining unamortized life of issued patents was approximately 7.3 years at December 31, 2020. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2020 and 2019, no impairment losses were recognized. The Company’s intangible assets and accumulated amortization consisted of the following at December 31:

45

	2020	2019
Patent asset	$338,463	$2,006,443
Accumulated amortization	(191,330)	(1,337,507)
Net intangibles	$147,133	$668,936

In addition to the above we have approximately $459,000 of intangible assets, net related to the Company’s neural stem cell program classified as assets held for sale at December 31, 2020.

Amortization expense for the years ended December 31, 2020 and 2019 was approximately $63,000 and $95,000, respectively. The expected average future annual amortization expense over the next five years is approximately $18,000 based on current balances of our intangible assets.

Note 7. Income Taxes

Our provision for income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current provision:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision	-	-

Deferred provision (benefit):
Federal	(192,953)	(545,792)
State	(1,893,740)	1,001,786
Foreign	-	-
Total deferred provision (benefit)	(2,086,693)	455,994
Valuation allowance	2,086,693	(455,994)
Consolidated income tax provision	$-	$-

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

The difference between income taxes computed by applying the statutory federal income tax rate to consolidated losses before income taxes and the consolidated provision for income taxes is attributable to the following:

	2020	2019
Federal statutory rate	(21.0%)	(21.0%)
State income taxes, net of Federal benefits	(5.0%)	(5.3%)
Rate changes	3.8%	(6.4%)
Change in fair value of liability classified warrants	0.0%	(1.6%)
Warrant inducement expense	9.0%	0.0%
Other, including non-deductible expenses	26.0%	28.8%
Valuation allowance	(12.8%)	5.5%
Total	0.0%	0.0%

The tax effects of significant temporary differences representing deferred tax assets as of December 31 are:

	2020	2019
Net operating loss carryforwards	$40,897,678	$43,190,604
Stock based compensation expense	2,323,607	2,605,277
Tax credit carryforwards and other	1,377,275	889,372
Gross deferred tax assets	44,598,560	46,685,253

Valuation allowance	(44,598,560)	(46,685,253)
Net deferred tax assets	$-	$-

The Company had Federal net operating loss (“NOL”) carryforwards of approximately $158 million at December 31, 2020 of which $146 million was created prior to 2018 and began expiring in 2019. The Company also has certain Federal tax credit carryforwards that began expiring in 2020. The timing and manner in which these net operating loss carryforwards and credits may be used in any year will be limited to the Company’s ability to generate future earnings and also may be limited by certain provisions in the U.S. tax code. The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination for income tax returns dating back to 2017.

Note 8. Commitments and Contingencies

Leases

We currently operate one facility located in the United States and one facility located in China under leases which are both classified as operating leases.

Our corporate offices and primary research facilities are located in Germantown, Maryland, where we lease approximately 1,500 square feet. This lease provides for monthly payments of approximately $5,600 per month. This lease has an initial term of 12 months and expires on December 31, 2021. We did not establish a right of use (“ROU”) asset or lease liability for this short-term lease.

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

We recognized total rent expense of approximately $113,100 and $194,200, in the years ended December 31, 2020 and 2019, respectively. Included in the expense is approximately $67,700 in each of the years ended December 31, 2020 and 2019 relating to our short-term leases. Lease costs, net of sublease income, for the years ended December 31 consisted of the following:

	2020	2019
Operating lease cost	$113,100	$171,000
Variable lease cost	-	23,200
Sublease income	-	(86,100)
Total net lease cost	$113,100	$108,100

In the year ended December 31, 2019, we established approximately $204,300 of ROU assets as the result of entering into new lease arrangements.

At December 31, 2020, we have approximately $190,000 of ROU assets included in Disposal Group Assets Held for Sale and approximately $159,000 of lease liability included in Disposal Group Liabilities Associated with Assets Held for Sale in our consolidated balance sheets.

Future payments under our lone long-term operating lease as of December 31, 2020 are as follows:

Future undiscounted cash flows:

2021	$58,400
2022	60,200
2023	62,100
2024	14,600
Total	195,300
Discount factor	(36,300)
Lease liability	159,000
Less current liability	(40,500)
Non-current lease liability	$118,500

Accrued Severance

In connection with the Company’s reorganization resulting from the proposed Merger Transaction, the Company accrued approximately $2.3 million of severance payable to executives in accordance with their employment contracts. Such payment is not contingent on the closing of the Merger. The executives were terminated in March 2021 and the corresponding severance amounts will be paid in accordance with the terms of the employment contracts.

Other

From time to time, we are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business. We are currently not a party to any litigation or legal proceeding. As a result of the Merger, we are currently involved in litigation related thereto as noted below.

On January 8, 2021, Joseph Sheridan, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, and LBS, captioned Sheridan v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00166 (the “Sheridan Complaint”).

Also, on January 8, 2021, Hesam Pirjamaat, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Pirjamaat v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00172 (the “Pirjamaat Complaint”).

On January 13, 2021, Brian Johnson, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Johnson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00310 (the “Johnson Complaint”).

On January 15, 2021, Vipin Mathews, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of New York against Seneca and the members of its board of directors, captioned Mathews v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00242 (the “Mathews Complaint”).

On January 22, 2021, Emily Pechal, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Pechal v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00585 (the “Pechal Complaint”).

On February 25, 2021, Marcie Curtis, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Curtis v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00292 (the “Curtis Complaint”).

On March 1, 2021, Juanesha Valdez, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Valdez v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00980 (the “Valdez Complaint”).

On March 2, 2021, Bryan Anderson, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Anderson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00326 (the “Anderson Complaint”).

On March 3, 2021, Jack McIntire, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned McIntire v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-01869 (the “McIntire Complaint,” and, together with the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, the Mathews Complaint, the Pechal Complaint, the Curtis Complaint, the Valdez Complaint, the Anderson Complaint, the “Stockholder Complaints”).

On February 26, 2021, the United States District Court for the Southern District of New York entered an order consolidating the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, and the Pechal Complaint under Case No. 21-cv-0166.

We believe the allegations in the Stockholder Complaints are without merit.

Other stockholders may file additional lawsuits challenging the Merger, which may name us as well as members of our boards of directors and/or others as defendants. No assurance can be made as to the outcome of such lawsuits or the Stockholder Complaints, including the amount of costs associated with defending, or any other liabilities that may be incurred in connection with the litigation of, such claims. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

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

In March 2019, in conjunction with the former executive officer’s termination, we entered into a consulting agreement and release of claims agreement with the former executive officer. As partial consideration for the release, we modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. At December 31, 2020, $229,000 remains outstanding and is due in installments through July 2025. The Company has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance in 2019.

Note 10. Disposal Group Assets Held for Sale

In late 2020, the Company engaged in negotiations with an interested third party for the sale of all of its assets and liabilities related to its neural stem cell program (NSI-566). Those negotiations have subsequently ended. The Company is continuing the process to identify a purchaser for the assets and liabilities. The Company has concluded that it is probable that a sale will be completed within one year and that the assets and liabilities should be classified as a disposal group held for sale in its balance sheet at December 31, 2020. Assets and liabilities classified as held for sale will no longer be depreciated or amortized. Although the Company believes a sale will be consummated, no binding agreements have been entered into and there can be no assurance that a sale will ultimately be consummated or on what terms and conditions.

Based on current negotiations, the Company concluded the net proceeds from the sale are expected to exceed the net carrying value of the assets and liabilities and accordingly, no impairment charge has been recognized as of December 31, 2020.

The assets and liabilities classified as a disposal group held for sale at December 31, 2020 are comprised of the following:

Amount
Cash	$25,275
Prepaid expesnes	146,051
Property and equipment, net	1,128
Patents, net	458,738
ROU and other assets	204,291
Disposal group assets held for sale	$835,483

Accounts payable and accrued expenses	$75,306
Lease liabilities	159,038
Disposal group liabilities associated with assets held for sale	$234,344

Note 11. Subsequent Events

On March 17, 2021, we terminated: (i) Kenneth Carter, PhD, Seneca’s executive chairman, (ii) Dane Saglio, Seneca’s chief financial officer, (iii) Matthew Kalnik, PhD, Seneca’s chief operating officer and (iv) Seneca’s Senior Vice President of R&D (collectively, the “Employees”) without cause. In connection with the Employees’ terminations, the Company entered into separation agreements (“Separation Agreement(s)”). The Separation Agreements contain mutual general releases of claims and acknowledge the amounts due to each Employee as a result of their terminations without cause as provided for in each of their respective employment agreements.

Such amounts are as follows:

Name	Severance and Bonus
Kenneth Carter, PhD	$816,995
Dane Saglio	$452,572
Matthew Kalnik, PhD	$599,868
Senior VP of R&D	$384,702

Total:	$2,254,137

Additionally, in the event that the Company consummates the Merger (as defined below), each employment agreement provides for the following additional severance and benefits:

Severance in Connection with a Change in Control

Name	CIC Severance and Bonus[1]
Kenneth Carter, PhD	$277,248
Dane Saglio	$100,857
Matthew Kalnik, PhD	$150,225
Senior VP of R&D	$85,567

Total:	$613,897

_____________

1.	Represents additional severance benefits in connection with a termination without cause in connection with a change in control.

Repurchase of Employee Stock Options

Immediately prior to the closing of the Merger, each respective Employee’s outstanding common stock options will be purchased by the Company for the following consideration:

Name	Option Repurchase
Kenneth Carter, PhD	$188,787
Dane Saglio	$362,391
Matthew Kalnik, PhD	$476,662
Senior VP of R&D	$395,166

Total:	$1,423,006

As a result of the Separation Agreements, the employment of the Employees was terminated on March 17, 2021. Dr. Carter will remain chairman of the Board.

Appointment of Mr. Saglio as Principal Executive Officer

On March 17, 2021, Mr. Saglio entered into a consulting agreement whereby he will perform the duties of principal executive and accounting officer of Seneca until such time as the Merger is consummated. Mr. Saglio will be paid on an hourly basis to perform such services at a rate of $250 per hour.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(ii)       provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, positions, and biographies as of March 1, 2021 are set forth below. Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Name	Position	Age	Position Since
Named Executive Officers
Kenneth Carter (1)	Executive Chairman	61	2019
Dane Saglio (1) (3)	Chief Financial Officer	63	2020
Matthew Kalnik, PhD (1)	Chief Operating Officer, President	58	2020
Independent Directors
Cristina Csimma, PharmD., MHP (2)	Director	62	2017
David J. Mazzo, PhD	Director	64	2019
Binxian Wei (2)	Director (Series A Preferred)	51	2019
Mary Ann Gray, PhD (2)	Director	68	2019

(1)	On March 17, 2021, Drs. Carter and Kalnik and Mr. Saglio entered into separation agreements where they were terminated by the Company “without cause” as defined in their respective employment agreements.
(2)	Pursuant to the Company’s anticipated merger transaction with Leading BioSciences, Inc., upon the effectiveness of the merger, Drs. Csimma and Gray, and Mr. Wei will continue to serve as directors of the combined company.
(3)	Pursuant to a consulting agreement entered into between Mr. Saglio and the Company, Mr. Saglio will act as principal executive and accounting officer until the consummation of the anticipated merger or until such agreement is terminated.

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

Matthew Kalnik, PhD,  has served as our President and Chief Operating Officer in April 2020. Dr. Kalnik has over 25 years of experience in senior R&D and business development roles leading multi-disciplinary teams in drug discovery and drug development. From 2013 through present, Dr. Kalnik has served as the Chairman and Chief Executive Officer of Antidote Therapeutics, a private biotechnology company. From 1997 through present, Dr. Kalnik has consulted for biotechnology / pharmaceutical companies related to portfolio analysis, licensing and M&A transactions. Prior to that, from 2009 through 2012, Dr. Kalnik served as Senior Vice President and Officer, Strategic Planning & Business Operations of Nabi Biopharmaceuticals, Inc. (NASDAQ: BOTA) a publicly traded biopharmaceutical company. Dr. Kalnik has also held leadership roles at Daiichi Medical Research (now Daiichi-Sankyo)c, Genaissance Pharmaceuticals, Inc. (now Allergan), Pfizer, Inc.and Biosym Technologies, Inc. (now Dassault Systèmes). He holds a Ph.D. in Biochemistry & Molecular Biophysics from Columbia University and conducted his post-doctoral fellowship at the Department of Molecular Biology at The Scripps Research Institute, La Jolla, CA.

Dane Saglio, has served as our Chief Financial Officer since April 2020. From July 2017 through July 2019, Mr. Saglio served as Executive Vice President and CFO of Celios Corporation, a private company focused on research, development, and commercialization of advanced air technologies. Prior to that, from November 2014 through June 2017, Mr. Saglio served as the CFO for Helomics Corporation (acquired in 2019 by Precision Therapeutics). Mr. Saglio has over 20 years of experience in financial positions with pharmaceutical and biotechnology companies. Mr. Saglio earned his BS in business administration from the University of Maryland and is a licensed CPA (inactive).

Cristina Csimma PharmD, MHP, has served on our board of directors since September 2017. She also serves on the Board of Directors of Idera Pharmaceuticals (NASDAQ: IDRA), a clinical stage biopharmaceutical company, Caraway Therapeutics, a preclinical stage biopharmaceutical company, and T1D Exchange, a nonprofit research organization for type 1 diabetes. She also serves on various advisory boards, including: the Muscular Dystrophy Association Venture Philanthropy Scientific Advisory Committee; the Executive Oversight Board to the National Institutes of Health (NIH) NeuroNext Network; the Harvard and Brigham and Women’s Hospital MRCT Center External Advisory Board, and the TREAT-NMD Advisory Committee for Therapeutics (TACT) She was previously the Executive Chair of the Board of Directors of Exonics Therapeutics, a Director of Juniper Pharmaceuticals (acquired in August 2018 by Catalent), Vtesse (acquired in March 2017 by Sucampo Pharmaceuticals) and Cydan, where she was also President and founding CEO, the Vice President of Drug Development at Virdante Pharmaceuticals Inc (acquired by Momenta), Principal at Clarus Ventures LLC, and held roles in Clinical Development and Translational Research at Wyeth (now Pfizer), Genetics Institute and Dana Farber Cancer Institute. Dr. Csimma holds both a Doctor of Pharmacy and a Bachelor of Science in Pharmacy from the Massachusetts College of Pharmacy and Allied Health Sciences, as well as a Master of Health Professions from Northeastern University. In selecting Dr. Csimma, the board took into account her vast experience in the pharmaceutical industry, including her successes in developing drugs for various diseases throughout her career.

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

David J. Mazzo, PhD, has served on our board of directors since June 2019. Dr. Mazzo brings over 35 years of experience in the pharmaceutical industry. Dr. Mazzo currently serves as President and Chief Executive Officer and a Director of Caladrius Biosciences (NASDAQ: CLBS), a late-stage therapeutics development biopharmaceutical company developing autologous cell therapies for select cardiovascular and autoimmune diseases. Dr. Mazzo also serves as the chairman of the Board of Directors of Visioneering Technology, Inc. (ASX: VTI), a medical device company with a focus on products for treating and preventing the progression pediatric myopia and presbyopia. Previously, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the Board of Directors of Regado Biosciences, Inc., (NASDAQ: RGDO) a pharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a Director of Æterna Zentaris, Inc., (NASDAQ: AEZS), an international biopharmaceutical company. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan and a member of the Roche Group (Switzerland). Prior to joining Chugai, Dr. Mazzo held executive positions at several large international pharmaceutical companies, including: Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc. where he was also a Director of the Essex Chimie European subsidiary; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. From October 2005 through January 2015, he also served on the board of directors of Avanir Pharmaceuticals, a biopharmaceutical company which was sold to Otsuka Holdings in 2015. From August 2005 to June 2005, he served as a Director of EyePoint Pharmaceuticals (formerly known as pSivida, Inc. (NASDAQ: EYPT). Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. In selecting Dr. Mazzo, the board took into account his vast experience in the pharmaceutical industry, as well as his service on other boards of directors in the biopharmaceutical industry.

Mary Ann Gray, PhD, has served on our board of directors since July 2019. From 2018 to current, Dr. Gray has served on the board of directors of Sarepta Therapeutics, Inc. From 2010 to 2018, Dr. Gray served as a member of the Board of Senomyx Inc., a biotechnology company working toward developing additives to amplify certain flavors and smells in foods. She served as a member of the compensation committee of Senomyx from May 2011 to November 2018, as the Chair of the Board and a member of the audit committee from May 2016 to November 2018, and as Lead Director from May 2017 to November 2018. Dr. Gray also served as a member of the Board and audit committee Chair of Juniper Pharmaceuticals, a women’s health company, from April 2016 to August 2018. From November 2014 to December 2016, she served as a Board member of TetraLogic, a publicly-held clinical-stage biopharmaceutical company focused on oncology and infectious diseases. She served as the Chair of the audit committee of Tetralogic from March 2015 to December 2016. Dr. Gray also served as a Board member of Acadia Pharmaceuticals, focused on commercialization of CNS therapies, from 2005 to 2016, and served as a member of the audit committee from 2005 to 2016 and as a member of the compensation committee from 2010 to 2016. She served as a Board member of Dyax Corp., a rare disease company acquired by Shire in 2016, from 2001 to 2016, serving as a Lead Director from 2008 to 2016, a member of the audit committee from 2004 to 2012, a member of the nominating and corporate governance committee from 2001 to 2016, and Chair of the compensation committee from 2012 to 2016. Dr. Gray is the President of Gray Strategic Advisors, LLC, a biotechnology strategic planning and advisory firm. Dr. Gray has a distinguished scientific background, completing pharmacology research in tumor biology, including the impact of therapeutics on cardiac membranes and beginning her career in biotechnology as a scientist focused on new drug development. She subsequently worked in equities research before becoming a senior analyst and portfolio manager. Dr. Gray earned a B.S. from University of South Carolina, a Ph.D. in pharmacology from the University of Vermont, and completed her post-doctoral work at Northwestern University Medical School and at the Yale University School of Medicine. Our nominating and corporate governance committee believes that Dr. Gray’s extensive experience in the biotechnology and biopharmaceutical industry qualifies her for service as a member of our Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2020:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
Matthew Kalnik	Form 4	1 (1)
Dane Saglio	Form 4	1 (1)

(1)	Transaction not reported as of the date hereof

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

Board of Directors

Our Board consists of five (5) members. Our business, property and affairs are managed under the direction of the Board. Members of the Board are kept informed of our business through discussions with the Executive Chairman and other members of management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

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

The table below identifies the Board’s standing committees and committee membership as of February 28, 2021:

Director	Independent	Audit Committee	Governance and Nominating Committee	Compensation Committee
David J. Mazzo, PhD	Yes	Member	---	Chair
Cristina Csimma, PharmD, MHP	Yes	Member	Chair	Member
Mary Ann Gray, PhD	Yes	Chair	Member	---

Each member of the Audit Committee, the Compensation Committee and the Governing and Nominating Committee is considered independent under Nasdaq listing criteria.

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act. Currently, we have three members of the Audit Committee, Drs. Gray, Csimma, and Mazzo. The main function of our Audit Committee is to oversee our accounting and financial reporting processes. The Audit Committee assists the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information provided to shareholders and others, appoints Seneca Biopharma’s independent registered public accounting firm, reviews the services performed by the independent registered public accounting firm and Seneca Biopharma’s finance department, evaluates Seneca Biopharma’s accounting policies and the system of internal controls established by management and the Board, reviews significant financial transactions, and oversees enterprise risk management.

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

Governance and Nominating Committee

Our Governance and Nominating Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our Board consistent with criteria set by our Board, to oversee the evaluation of the board of directors and management, and to develop and update our corporate governance principles. Drs. Csimma and Gray are the members of the Governance and Nominating Committee.

The Governance and Nominating Committee evaluates candidates for the Board. Candidates may come to the attention of the Governance and Nominating Committee through current Board members, professional search firms, stockholders or other persons. The Governance and Nominating Committee will consider nominees recommended by our stockholders.

Compensation Committee

The Compensation Committee reviews and approves the compensation arrangements for Seneca Biopharma’s executive officers, including the Executive Chairman, administers our equity compensation plans, and reviews the Board’s compensation. Drs. Mazzo and Csimma are members of the Compensation Committee.

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

Role of Compensation Consultant

The Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the oversight of our non-executive director and executive compensation program and related policies and practices. For compensation related to the year ended December 31, 2020, the Compensation Committee consulted with Nancy Arnosti and Associates (“Arnosti”), a compensation consulting firm with regard to our executive compensation program. Arnosti was engaged to provide the Compensation Committee with information, recommendations, and other advice relating to these compensation programs on an ongoing basis. Arnosti was directly engaged and serves at the discretion of the Compensation Committee and provides no other services to the Company.

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

Say-on-Pay

At our 2020 Annual Meeting of Stockholders held on August 7, 2020 and adjourned until September 4, 2020, we submitted two proposals to its stockholders regarding its executive compensation practices.

The first was an advisory vote on the 2019 executive compensation awarded to our named executive officers (commonly known as a “say-on-pay” vote). At our 2020 annual meeting, excluding broker non-votes, approximately 5,721,142 shares cast votes with regard to the say-on-pay proposal. Of those, 2,960,782, or approximately 51.8%, of the shares approved the compensation of named executive officers. We believe that the outcome of its say-on-pay vote signals its stockholders’ support of our compensation approach, specifically its efforts to retain and motivate its named executive officers. In light of this stockholder support, the Compensation Committee determined not to change its approach to compensation. However, even though in 2020 stockholders demonstrated support for its compensation approach during 2019, the Compensation Committee annually reevaluates Seneca’s compensation practices to determine how they might be improved. The Compensation Committee will continue to consider the outcome of say-on-pay votes when making future compensation decisions for Seneca’s named executive officers.

The second proposal was a vote on the frequency of future stockholder advisory votes regarding compensation awarded to named executive officers (commonly known as a “say-when-on-pay” vote). The frequency of every one (1) year received the highest number of votes cast. Notwithstanding these results, our Board determined that Seneca would hold our next say-on-pay vote in 2021.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, or earned by, our named executive officers for the years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Nonequity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f) (2)		($) (g)	($) (h)	($) (i) (1)		($) (j)
Kenneth Carter,	2020	$492,500	-	-	409,864	(3)	-	-	-		$902,364
Executive Chairman (9)	2019	$395,000	20,000	-	425,409	(4)	-	-	-		$840,409
Matthew Kalnik, PhD	2020	$311,250	-	-	340,242	(5)	-	-	171,140	(6)	$822,632
Chief Operating Officer and President (9)	2019	$-	-	-	-		-	-	358,750	(6)	$358,750
Dane Saglio	2020	$281,250	-	-	85,061	(7)	-	-	154,505	(8)	$520,816
Chief Financial Officer (9)	2019	$-	-	-	-		-	-	84,750	(8)	$84,750

_________________________________

(1)	Includes automobile allowance, relocation allowance, perquisites and other personal benefits.
(2)	For additional information regarding the valuation of Option Awards, refer to Note 4 of our financial statements contained in this report.
(3)	Represents a stock option granted conditionally issued on April 1, 2020 that was approved by Seneca’s shareholders on September 4, 2020. The option grant was initially to purchase up to 471,000 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 864,785 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. Dr. Carter agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $188,789. If the Merger does not close, Dr. Carter will retain his option grant.
(4)	Includes an Inducement Award of 40,000 options issued initially and an anti-dilution true-up issuance of an additional 116,253 options per Dr. Carter’s employment agreement. The options had an exercise price of $8.50 and vest over time and based on milestones. Pursuant to Dr. Carter’s employment agreement, as amended, as a result of the approval of Dr. Carter’s option award by Seneca’s shareholders on September 4, 2020, as described in Footnote 3 above, the Inducement Option award was cancelled.
(5)	Represents an inducement stock option granted on April 1, 2020. The option grant was initially to purchase up to 282,840 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 518,979 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. Dr. Kalnik agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $476,663. If the Merger does not close, Dr. Kalnik will retain his option grant.
(6)	Represents cash compensation for professional consulting services prior to Dr. Kalnik being appointed as Chief Operating Officer and President effective April 1, 2020 along with reimbursements for certain expenses in 2020.
(7)	Represents an inducement stock option granted on April 1, 2020. The option grant was initially to purchase up to 70,710 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 129,745 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. Mr. Saglio agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $362,392. If the Merger does not close, Mr. Saglio will retain his option grant.
(8)	Represents cash compensation for professional consulting services prior to Mr. Saglio being appointed as Chief Financial Officer effective April 1,
2020 along for reimbursement of certain expenses in 2020.
(9)	Employees were terminated without cause on March 17, 2021.

Original Employment Agreement with Kenneth Carter

On December 18, 2018, Dr. Kenneth Carter was appointed the executive chairman of Seneca to be effective January 1, 2019. In connection with Dr. Carter’s employment, Seneca entered into an at-will employment agreement. Pursuant to the terms of his employment agreement, he received a signing bonus of $20,000 and receives a base salary of $395,000 per year and is eligible to receive an annual cash bonus based on achievement of certain performance milestones with a target of 50% of his base salary.

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

For a twelve (12) month period following the effective date, Dr. Carter’s employment agreement further calls for the adjustment in the number of shares underlying the inducement option in the event of a capital raising transaction such that Dr. Carter’s ownership percentage would remain the same prior and subsequent to such transaction. Pursuant to Seneca’s registered direct offering on July 30, 2019, Seneca issued Dr. Carter an additional 116,213 options as an adjustment. Of this issuance, 78,444 shares have vested, 11,621 have been forfeited for failure to meet the vesting requirements, and 26,148 remain unvested as of December 31, 2019. This option was cancelled pursuant to Seneca's shareholders approving the Option Grant described in Dr. Carter's Amendment to Employment Agreement described above.

Dr. Carter’s employment agreement also provides for severance in the event Seneca terminates his employment without “cause” or he resigns with “good reason,” or as a result of his death or disability as each term is defined in the employment agreement or upon termination due to death or disability, Dr. carter will be entitled to (i) payment of his accrued base salary, unreimbursed expenses, unpaid but earned bonuses, and accrued and unused vacation time; (ii) the accelerated vesting of 100% of Dr. Carter’s then outstanding unvested equity awards, (iii) the continued payment of his base salary for (a) eighteen (18) months following the termination if such termination occurs within six (6) months of the effective date or if termination occurs within the eighteen (18) month period following a “sale event” or “change of control” and (b) twelve (12) months following the termination date if termination occurs after the initial six (6) month period following the effective date and (iv) payment of a pro rata portion of his target annual bonus for the year in which termination occurs. Dr. Carter will not be entitled to any continued payment of salary after the twenty-four (24) month anniversary of the effective date.

Amendment to Employment Agreement with Kenneth Carter

On March 26, 2020, Seneca and Dr. Kenneth Carter, its Executive Chairman, entered into an amendment (the “Amendment”) to Dr. Carter’s employment agreement with an effective date of April 1, 2020. The material terms of the Amendment that control and supersede the prior employment agreement are described herein.

Dr. Carter is to be employed as Executive Chairman of Seneca and will spend substantially all of his duties, attention, skill, and efforts working for the Company. He will not receive any signing / retention bonus. Dr. Carter was reimbursed $5,000 in legal, accounting and other expenses related to the negotiation and drafting of the amendment.

Pursuant to the terms of the Amendment, Dr. Carter will continue to serve as the Executive Chairman of Seneca and will receive an annual base salary of $525,000. Additionally, on the effective date, Dr. Carter received a conditional option to purchase 471,400 shares of common stock (“Option Grant”) of Seneca, subject to the receipt of shareholder approval as well as the forfeiture of all of his previously issued vested and unvested grants. The Option Grant has a term of ten (10) years from issuance, and an exercise price equal to the closing trading price of Seneca’s common stock on the effective date. The Option Grant vests (i) one quarter (1/4) on the effective date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the effective date, provided Dr. Carter remains a service provider to Seneca over such period. For a period of nine (9) months from the effective date (or until the closing of a transaction related to issuing securities that was approved during such nine (9) month period) (the “Measurement Period”), the Option Grant will be subject to adjustment to maintain the percentage ownership the Option Grant reflects on the date of grant in the event that (i) Seneca issues any common stock (including, without limitation, by virtue of exercise, conversion or exchange of any common stock equivalents that are issued and outstanding prior to the end of the Measurement Period) during the Measurement Period, or (ii) there is any exercise, conversion, or exchange of common stock equivalents that are issued and outstanding prior to the end of the Measurement Period.

Upon termination by reason of death or disability (as such terms are defined in the Amendment), Dr. Carter will be entitled to receive the “Accrued Obligations”.

Upon termination by Seneca for “Cause” or by Dr. Carter without “Good Reason,” as such terms are described in the Amendment, Dr. Carter will only be entitled to receive the Accrued Obligations.

Upon termination by Seneca without “Cause” or by Dr. Carter with “Good Reason,” Dr. Carter will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) twelve (12) months if termination occurs after the nine (9) month anniversary of the effective date or (b) seven (7) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, the “Severance Term”) (iii) payment of his bonus pro-rata for the time employed during the year of termination, (iv) COBRA payments for the applicable Severance Term, and (v) the continued vesting of all outstanding equity grants for the earlier of (y) the term of the equity awards or (z) the applicable Severance Term. Dr. Carter will be considered a service provider under the applicable plan in which such grants were issued until the last day of the Severance Term.

Upon a termination by Seneca without “Cause” or by Dr. Carter with “Good Reason” three (3) months prior to or twelve (12) months subsequent to a Change of Control (as such term is defined in the Amendment), Dr. Carter will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) eighteen (18) months if termination occurs after the nine (9) month anniversary of the effective date, or (b) nine (9) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, “Change of Control Severance Term”), (iii) payment of 100% of target cash bonus for year of termination, (iv) COBRA payments for the applicable Change of Control Severance Term, and (v) the full vesting of all outstanding equity grants on the date of termination. Dr. Carter will be considered a service provider under the applicable plan in which such grants were issued until the last day of the applicable Change of Control Severance Term.

Termination of Dr. Carter’s Employment

Effective March 17, 2021, Dr. Carter entered into a separation agreement with the Company whereby his employment was terminated. For a description of the compensation payable to Dr. Carter, please refer to the section in this Item 11 of Part III of this Annual Report on Form 10-K entitled “Merger Related Compensation Arrangements.”

Employment Agreement with Dane Saglio

Effective April 1, 2020, Dane Saglio was appointed chief financial officer of Seneca. In connection with Mr. Saglio’s employment, Seneca entered into an at-will employment agreement with Mr. Saglio. Pursuant to the terms of the employment agreement, Mr. Saglio will receive a base salary of $375,000 per year and will be eligible to receive an annual target cash bonus of 40% of his base salary, based upon the achievement of certain performance goals and at the discretion of Seneca’s Compensation Committee. Mr. Saglio will also be eligible to receive an annual market-based equity grant to be issued from one of Seneca’s equity compensation plans at the discretion of the Board. In addition, as an inducement to Mr. Saglio’s employment, Seneca granted him a non-qualified inducement option to purchase up to 70,710 shares of Common Stock. The option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (i) one quarter (1/4) of the options vest on the effective date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the effective date. The option was issued from Seneca’s Inducement Plan.

For a period of nine (9) months from the effective date (or until the closing of a transaction related to the issuance of securities that was approved during such nine (9) month period) (the “Saglio Measurement Period”), the inducement option will be subject to adjustment to maintain the percentage ownership represented by the inducement option on the date of grant, in the event that (i) Seneca issues any Common Stock (including, without limitation, by virtue of exercise, conversion or exchange of any Common Stock equivalents that are issued and outstanding prior to the end of the Saglio Measurement Period) during the Saglio Measurement Period, or (ii) there is any exercise, conversion, or exchange of Common Stock equivalents that are issued and outstanding prior to the end of the Saglio Measurement Period.

Upon termination by reason of death or disability (as such terms are defined in the Employment Agreement), Mr. Saglio will be entitled to receive the “Accrued Obligations”.

Upon termination by Seneca for “Cause” or by Mr. Saglio without “Good Reason,” as such terms are described in the employment agreement, Mr. Saglio will only be entitled to receive the Accrued Obligations.

Upon termination by Seneca without “Cause” or by Mr. Saglio with “Good Reason,” (as those terms are defined in the employment agreement) Mr. Saglio will be entitled to receive (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) nine (9) months if termination occurs after the nine (9) month anniversary of the effective date or (b) five (5) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, the “Saglio Severance Term”) (iii) payment of his bonus pro-rata for the time employed during the year of termination, (iv) COBRA payments for the applicable Saglio Severance Term, and (v) the continued vesting of all outstanding equity grants for the earlier of (y) the term of the equity awards or (z) the applicable Saglio Severance Term. Mr. Saglio will be considered a service provider under the Inducement Plan or any other applicable equity compensation plan of Seneca until the last day of the Saglio Severance Term.

Upon termination by Seneca without “Cause” or by Mr. Saglio with “Good Reason” during the period commencing three (3) months prior to and terminating twelve (12) months subsequent to a Change of Control (as such term is defined in the employment agreement), Mr. Saglio will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) twelve (12) months if termination occurs after the nine (9) month anniversary of the effective date, or (b) six (6) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, “Saglio Change of Control Severance Term”), (iii) payment of 100% of target cash bonus for the entire year of termination, (iv) COBRA payments for the applicable Saglio Change of Control Severance Term, and (v) the full vesting of all outstanding equity grants on the date of termination. Mr. Saglio will be considered a service provider under the Inducement Plan or any other applicable equity compensation plan of Seneca until the last day of the applicable Saglio Change of Control Severance Term.

In addition, Mr. Saglio has also entered into (i) Seneca’s standard confidential information and invention assignment agreement governing the ownership of any inventions and confidential information and (ii) Seneca’s standard indemnification agreement which is entered into by Seneca’s officers and directors.

Termination of Mr. Saglio’s Employment

Effective March 17, 2021, Mr. Saglio entered into a separation agreement with the Company whereby his employment was terminated. For a description of the compensation payable to Mr. Saglio, please refer to the section in this Item 11 of Part III of this Annual Report on Form 10-K entitled “Merger Related Compensation Arrangements.”

Employment with Matthew Kalnik

Effective April 1, 2020, Matthew Kalnik was appointed President and Chief Operating Officer of Seneca. In connection with Dr. Kalnik’s employment, Seneca entered into an at-will employment agreement with Dr. Kalnik. Pursuant to the terms of the employment agreement, Dr. Kalnik will receive a base salary of $415,000 per year and will be eligible to receive an annual target cash bonus of 45% of his base salary, based upon the achievement of certain performance goals and at the discretion of the Compensation Committee. Dr. Kalnik will also be eligible to receive an annual market-based equity grant to be issued from one of Seneca’s equity compensation plans at the discretion of the Board. In addition, as an inducement to Dr. Kalnik’s employment, Seneca granted him a non-qualified inducement option to purchase up to 282,840 shares of Common Stock on the effective date. The option has an exercise price of $0.6199 per share, a term of ten (10) years, and vests as follows: (i) one quarter (1/4) of the options vest on the effective date, and (ii) the remaining three-quarters (3/4) of the options will vest on a monthly basis over the thirty-six (36) month period following the effective date. The option was issued from the Inducement Plan. Dr. Kalnik agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $476,663. If the merger with Leading BioSciences does not close, Dr. Kalnik will retain his option grant.

For a period of nine (9) months from the effective date (or until the closing of a transaction related to issuing securities that was approved during such nine (9) month period) (the “Kalnik Measurement Period”), the inducement option will be subject to adjustment to maintain the percentage ownership represented by the inducement option on the date of grant in the event that (i) Seneca issues any Common Stock (including, without limitation, by virtue of exercise, conversion or exchange of any Common Stock equivalents that are issued and outstanding prior to the end of the Kalnik Measurement Period) during the Kalnik Measurement Period, or (ii) there is any exercise, conversion, or exchange of Common Stock equivalents that are issued and outstanding prior to the end of the Kalnik Measurement Period.

Additionally, pursuant to the employment agreement, Seneca agreed to reimburse Dr. Kalnik up to $5,000 for legal and accounting expenses incurred in connection with the drafting and negotiation of his employment related agreements.

Upon termination by reason of death or disability (as such terms are defined in the employment agreement), Dr. Kalnik will be entitled to receive the Accrued Obligations.

Upon termination by Seneca for “Cause” or by Dr. Kalnik without “Good Reason,” as such terms are described in the employment agreement, Dr. Kalnik will only be entitled to receive the Accrued Obligations.

Upon termination by Seneca without “Cause” or by Dr. Kalnik with “Good Reason,” (as those terms are defined in the employment agreement) Dr. Kalnik will be entitled to receive (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) eleven (11) months if termination occurs after the nine (9) month anniversary of the effective date or (b) six (6) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, the “Kalnik Severance Term”) (iii) payment of his bonus pro-rata for the time employed during the year of termination, (iv) COBRA payments for the applicable Kalnik Severance Term, and (v) the continued vesting of all outstanding equity grants for the earlier of (y) the term of the equity awards or (z) the applicable Kalnik Severance Term. Dr. Kalnik will be considered a service provider under the Inducement Plan or any other applicable equity compensation plan of Seneca until the last day of the Kalnik Severance Term.

Upon termination by Seneca without “Cause” or by Dr. Kalnik with “Good Reason” during the period commencing three (3) months prior to and terminating twelve (12) months subsequent to a Change of Control (as such term is defined in the employment agreement), Dr. Kalnik will be entitled to (i) the Accrued Obligations, (ii) the continued payment of his base salary for (a) fifteen (15) months if termination occurs after the nine (9) month anniversary of the effective date, or (b) eight (8) months if termination occurs prior to the nine (9) month anniversary of the effective date (each as applicable, “Kalnik Change of Control Severance Term”), (iii) payment of 100% of target cash bonus for the entire year of termination, (iv) COBRA payments for the applicable Kalnik Change of Control Severance Term, and (v) the full vesting of all outstanding equity grants on the date of termination. Dr. Kalnik will be considered a service provider under the Inducement Plan or any other applicable equity compensation plan of Seneca until the last day of the applicable Kalnik Change of Control Severance Term.

Termination of Dr. Kalnik’s Employment

Effective March 17, 2021, Dr. Kalnik entered into a separation agreement with the Company whereby his employment was terminated. For a description of the compensation payable to Dr. Kalnik, please refer to the section in this Item 11 of Part III of this Annual Report on Form 10-K entitled “Merger Related Compensation Arrangements.”

Merger Related Executive Compensation Arrangements

The following table and related footnotes present information about the compensation payable to Seneca’s named executive officers (who are the only executive officers of Seneca) in connection with the consummation of the Merger, and their associated termination without cause from Seneca that occurred on March 17, 2021. The compensation shown in the table below is intended to comply with Item 402(t) of Regulation S-K, which requires disclosure of information about compensation for each named executive officer that is based on or otherwise relates to the proposed Merger.

The values in the table below show amounts due and payable to executives as a result of their termination without cause on March 17, 2021, and amounts due upon consummation of the Merger, if and when it occurs.

Name (a)	Cash ($) (b)	Equity ($) (c)		Pension/NQDC ($) (d)	Perquisites/Benefits ($) (e)	Tax Reimbursement ($) (f)	Other ($) (g)	Total ($) (h)
Kenneth Carter, PhD	1,050,000	188,787	(1)	-	44,243	-	-	1,283,030
Mathew Kalnik, PhD	705,500	476,662	(1)	-	44,593	-	-	1,226,755
Dane Saglio	525,000	362,391	(1)	-	28,429	-	-	915,820

(1)	Represents anticipated payment for the cancellation of outstanding stock options.

Equity Compensation Plans

Seneca currently has the following equity compensation plans outstanding as of the date hereof: (i) 2010 Equity Compensation Plan, (ii) 2019 Equity Incentive Plan, (iii) 2020 Equity Incentive Plan and (iv) the Inducement Award Stock Option Plan.

For information related to Seneca’s equity compensation plans from which Seneca’s officers and directors are issued securities, please see the sections below entitled “2010 Equity Compensation Plan,” “2019 Equity Incentive Plan,” “Equity Incentive Plan,” and “Inducement Award Stock Option Plan.”

2010 Equity Compensation Plan

Seneca’s 2010 Equity Compensation Plan, as amended (“2010 Plan”) was approved by our stockholders on June 22, 2017 and is administered by Seneca’s board or its compensation committee. The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted stock units, and other stock-based awards to its employees, directors, and consultants. The purpose of the 2010 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Seneca’s employees, directors and consultants, and to promote the success of Seneca’s business. Under the terms of the 2010 Plan, Seneca currently has authorized 88,846 shares of Seneca Common Stock for the foregoing awards.

2019 Equity Incentive Plan

Seneca’s 2019 Equity Incentive Plan (“2019 Plan”) was approved by Seneca’s stockholders on June 12, 2019 and is administered by Seneca’s Board or its compensation committee. The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted stock units, and other stock-based awards to our employees, directors, and consultants. The purpose of the 2019 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants, and to promote the success of Seneca’s business. Under the terms of the 2019 Plan, Seneca initially reserved 200,000 shares of Seneca Common Stock, subject to an automatic increase on the first day of each calendar year by 4% of the total shares of Seneca Common Stock issued and outstanding on such date. The 2019 Plan further authorized the administrator to amend the exercise price and terms of certain awards thereunder.

Equity Incentive Plan

Our 2020 Equity Incentive Plan (“2020 Plan”) was approved our stockholders and is administered by our Board or our Compensation Committee. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted stock units, and other stock-based awards to our employees, directors, and consultants. The purpose of the 2020 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants, and to promote the success of our business. Under the terms of the 2020 Plan, Seneca initially reserved 600,000 shares of common stock. The 2020 Plan provides that the shares under the plan, as well as the shares underlying grants, is subject to automatic increase upon the occurrence of certain dilutive events. The 2020 Plan further authorized the administrator to amend the exercise price and terms of certain awards thereunder.

Inducement Award Stock Option Plan

Seneca’s Inducement Award Stock Option Plan (“Inducement Plan”) is administered by Seneca’s Board or its compensation committee. The Inducement Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of awards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Pursuant to the Inducement Plan, as amended and currently in effect, Seneca may grant stock options for up to a total of 215,000 shares of Seneca Common Stock to new employees of Seneca. As of December 31, 2019, 140,592 grants have been made pursuant to the Inducement Plan. On March 23, 2020 Seneca’s Board approved an amendment to the Inducement Plan increasing the numbers of shares authorized under the Inducement Plan to 715,000. The Inducement Plan is intended to qualify as an inducement plan under Nasdaq Listing Rule 5635(c)(4) and accordingly, Seneca did not seek stockholders’ approval.

Outstanding Equity Awards Value at Fiscal Year-End

The following table includes information with respect to the value of all outstanding equity awards previously awarded to our named executive officers as of December 31, 2020. All references to common stock, share, and per share amounts have been retroactively restated to reflect the 1:20 reverse stock split that became effective on July 17, 2019.

	Number of securities underlying unexercised options - exercisable	Number of securities underlying unexercised options - unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan award: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)		(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth Carter (1)	360,327	504,458	-	$0.6199	4/1/2030	-	-	-	-
Matthew Kalnik, PhD (2)	216,241	302,738	-	$0.6199	4/1/2030	-	-	-	-
Dane Saglio (3)	54,060	75,685	-	$0.6199	4/1/2030	-	-	-	-

_____________

(1)	Represents a stock option granted conditionally issued on April 1, 2020 that was approved by Seneca’s shareholders on September 4, 2020. The option grant was initially to purchase up to 471,000 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 864,785 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. The options were all issued from our 2020 Equity Incentive Plan. Dr. Carter agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $188,789. If the Merger does not close, Dr. Carter will retain his option grant.

(2)	Represents an inducement stock option granted on April 1, 2020. The option grant was initially to purchase up to 282,840 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 518,979 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. The options were all issued from our Inducement Stock Option Plan. Dr. Kalnik agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $476,663. If the Merger does not close, Dr. Kalnik will retain his option grant.

(3)	Represents an inducement stock option granted on April 1, 2020. The option grant was initially to purchase up to 70,710 shares of common stock at an exercise price of $0.6199. The option contains anti-dilution protection to maintain percentage ownership and as of December 31, 2020, pursuant to certain issuances, the option was increased to an aggregate of 129,745 shares. The option (including any true-up issuances) vests (i) one quarter (1/4) on the original issuance date and (ii) three quarters (3/4) on a monthly basis over the thirty-six (36) month period following the original issuance date. The options were all issued from our 2020 Equity Incentive Plan. Mr. Saglio agreed in principle, subject to entering into a definitive agreement, to cancel the option grant immediately prior to closing in exchange for $362,392. If the Merger does not close, Mr. Saglio will retain his option grant.

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

The following are the terms of our Director Compensation Plans pursuant to which non-employee directors are compensated:

Current Non-Employee Board Member Compensation Policy

Effective April 1, 2020, each non-employee Board member will receive the following compensation commencing April 1 and ending on March 31 (“Board Year”):

•	A grant of 6,000 restricted stock units (“RSUs”) issued from one of Seneca’s equity compensation plans. The RSU’s will be granted on April 3, 2020 and then on April 1, of each subsequent year and will vest quarterly over the grant year on June 30, September 30, December 31 and March 31.

•	An annual cash fee of $40,000.

In addition, non-employee Board members serving on committees will receive the following additional consideration:

•	The lead independent director will receive an additional annual fee of $25,000;

•	Each member of the Audit Committee will receive an additional annual fee of $10,000;

•	Each member of the Compensation Committee will receive an additional annual fee of $7,500; and

•	Each member of the Governance and Nominating Committee will receive an additional annual fee of $5,000.

In addition to any other consideration received, non-employee Board members serving as a Chairperson will receive the following additional consideration:

•	The Audit Committee Chair will receive an additional annual fee of $10,000 (for chairing the committee in addition to the committee membership fee);

•	The Compensation Committee Chair will receive an additional annual fee of $7,500 (for chairing the committee in addition to the committee membership fee); and

•	The Governance and Nominating Committee Chair will receive an additional annual fee of $5,000 (for chairing the committee in addition to the committee membership fee).

In addition, each non-employee Board member may elect to receive their respective shares of Seneca Common Stock upon vesting of the RSUs on a net basis to allow for tax withholdings by Seneca. Moreover, all cash compensation paid to non-employee Board members will be paid in arrears and on a quarterly basis over the Board Year.

Legacy Director Compensation Plan (no longer in effect)

Prior to April 1, 2020, each non-employee director received a $100,000 annual board fee. The annual board fee was payable as follows: (i) up to $50,000 in cash and (ii) the balance in equity grants consisting of common stock purchase options, restricted stock units or restricted stock, at the election of each non-employee director. Directors electing to receive a portion of their annual fee in cash received four equal quarterly payments during the year. Applicable equity grants were made as of July 1 of each year and vested quarterly over the grant year. Fees for new directors appointed or elected during the year were pro-rated and made on the fifth (5th) day following such approval and acceptance on the Board.

Each non-employee director continuing service was required to make an election to receive the board fee in either cash, restricted stock, restricted stock units, or common stock options or a combination thereof by June 19th of each year. All grants of restricted stock and restricted stock units were valued using the adjusted closing bid price of Seneca Common Stock on the applicable grant date. All option grants were valued using the Black-Scholes option pricing model and are subject to customary assumptions used in the preparation of the financial statements.

Board Compensation for 2020 Board Year

The following table summarizes compensation paid/to be paid to non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	($) (b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)
Scott Ogilvie							$-
Independent Director (1) (4)	$12,500	$-	$25,000	$-	$-	$22,499	$59,999
David J. Mazzon, PhD							$-
Independent Director (2)	$61,500	$3,150	$25,000	$-	$-	$-	$89,650
Cristina Csimma, PharmD, MHP							$-
Independent Director (2)	$77,875	$3,150	$25,000	$-	$-	$-	$106,025
Binxian Wei							$-
Independent Director (3)	$30,000	$3,150	$50,000	$-	$-	$-	$83,150
Sandford Smith							$-
Independent Director (4)	$12,500	$-	$-	$-	$-	$-	$12,500
Mary Ann Gray, PhD							$-
Independent Director (5)	$48,750	$10,586	$12,504	$-	$-	$-	$71,840

____________________________

(1)	The Director’s compensation includes $24,999 in consulting fees earned after his board service ended. The compensation also includes vesting of stock options to purchase 5,054 shares of common stock at $6.00 per share.
(2)	The Director’s compensation includes vesting of stock options to purchase 5,054 shares of common stock at $6.00 per share and 5,400 restricted stock units.
(3)	The Director’s compensation includes vesting of stock options to purchase 10,106 shares of common stock at $6.00 per share and 5,400 restricted stock units.
(4)	The Directors resigned from the Board on March 26, 2020.
(5)	The Director’s compensation includes vesting of stock options to purchase 2,568 shares of common stock at $5.90 per share, 7,042 restricted stock units and 3,814 shares of restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2020.

	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price for Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2007 Stock Plan	1,688	$173.10	*
2010 Equity Compensation Plan	57,464	$214.88	19,037
2019 Equity Incentive Plan (1)	80,662	$4.06	946,723
2020 Equity Compensation Plan	1,037,742	$0.62	34,320
Equity compensation plans not approved by security holders
Inducement Plan	648,724	$0.62	66,276
Total	1,826,280	$7.67	1,066,356

* Our 2007 Stock Plan terminated. Accordingly, although certain outstanding awards under the plan can still be exercised, no additional grants may be made pursuant to such plan.

(1) On January 1 of each calendar year, the number of shares of common stock authroized under the 2019 Equity Incentive Plan increases by 4% of the total shares of common stock issued and outstanding on such date

2019 Equity Incentive Plan

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

Inducement Plan

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2021, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner (1)	Shares	Shares Underlying Convertible Securities	Total	Percent of Class (2)
Directors and named executive officers
Kenneth Carter (5)	-	396,360	396,360	2.24%
Cristina Csimma, Pharm.D, MHP	7,430	13,089	20,519	*
Binxian Wei (3)	6,000	26,137	32,137	*
David Mazzo	6,000	10,561	16,561	*
Mary Ann Gray, Ph.D	18,259	4,954	23,213	*
Matthew Kalnik, PhD (4) (5)	-	237,865	237,865	1.36%
Dane Saglio (4) (5)	-	59,466	59,466	*
All directors and named executive officers as a group (7 individuals)			786,121	4.41%

5% owners as reported on form SC 13G
None
All directors, named executive officers, and 5% owners as a group (7 entities)			786,121	4.41%

________________________________

*	Represents less than one percent
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Seneca Biopharma, Inc. 20271 Goldenrod Lane, Germantown, MD 20876.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common share purchase options or warrants. There are 17,295,703 shares of common stock issued and outstanding as of November 15, 2020.
(3)	Mr. Wei is appointed by the Series A 4.5% Convertible Preferred Stock owners.
(4)	Dr. Kalnik was appointed as our Chief Operating Officer and President and Mr. Saglio was appointed as Seneca’s Chief Financial Officer effective April 1, 2020.
(5)	Holder has agreed in principle to the cancellation of all stock options prior to completion of Merger in exchange for cash consideration. In the event that the Merger does not close, holder will retain such options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

Summarized below are certain transactions and business relationships between Seneca Biopharma and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2020.

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

All of our officers and directors enter into our standard indemnification agreement.

•	During the Board fiscal year of January 1, 2020 through December 31, 2020, we paid the following compensation to our non-employee board members:

1.      An aggregate of $243,925 in cash.

2.      An aggregate of 24,000 restricted stock units valued at $16,800.

•	On March 17, 2021, the Company terminated (i) Kenneth Carter, PhD, Seneca’s executive chairman, (ii) Dane Saglio, Seneca’s chief financial officer, (iii) Matthew Kalnik, PhD, Senecas’s chief operating officer and (iv) Seneca’s Senior Vice President of R&D (collectively, the “Employees”) without cause. In connection with the Employees’ terminations, the Company entered into separation agreements. The separation agreements contain mutual general releases of claims and acknowledge the amounts due to each Employee as a result of their terminations without cause as provided for in each of their respective employment agreements. As a result of their termination, the Company will repurchase their outstanding common stock purchase options for an aggregate of $1,423,012. For a further description of the payments to be made to each terminated employee, please see the section in Item 11 of Part III of this Annual Report on Form 10-K entitled “Merger Related Compensation Arrangements.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors, Dixon Hughes Goodman LLP for our 2020 and 2019 fiscal years, respectively:

Type of Fees	2020	2019
Audit Fees	$120,700	$119,350
Audit Related Fees	11,280	30,000
Tax Fees	12,400	12,000
All other Fees (1)	15,500	-
Total Fees	$159,880	$161,350

(1)	Fees associated with registration statements and issuance of comfort letters

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Dixon Hughes Goodman LLP and has determined that the provision of such services to us during fiscal 2020 and in connection with the audit of our 2020 consolidated financial statements is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Dixon Hughes Goodman LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

2. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	File No.	Filing Date
2.01#	Agreement and Plan of Merger, dated December 16, 2020, by and among Seneca Biopharma, Inc., Townsgate Acquisition Sub 1, Inc. and Leading BioSciences, Inc.		8-K	2.1	001-33672	12/21/20

2.02	Form of Support Agreement, by and between Seneca Biopharma, Inc. and certain officers and directors of Seneca Biopharma, Inc.		8-K	10.1	001-33672	12/21/20

2.03	Form of Support Agreement, by and between Seneca Biopharma, Inc. and certain officers, directors and stockholders of Leading BioSciences, Inc.		8-K	10.2	001-33672	12/21/20

2.04	Form of Company Lock-Up Agreement		8-K	10.3	001-33672	12/21/20

2.05	Form of LBS Lock-Up Agreement		8-K	10.4	001-33672	12/21/20

2.06	Form of CVR Agreement.		S-4/A	2.06	333-251659	2/9/2021

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(iii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K	3.01	001-33672	10/30/19

3.01(iv)	Certificate of Validation of Certificate to the Amended and Restated Certificate of Incorporation of Seneca Biopharma, Inc.		S-4	3.01(iv)	333-251659	12/23/20
3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07		10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Neuralstem, Inc. 2007 Stock Plan		10-QSB	4.21	333-132923	8/14/07

4.03	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.04	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10
4.05**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.06**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.07**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.08	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

4.09**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.10**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.11	Form of Common Stock Purchase Warrant from May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.12	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.13	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.14	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.15	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.16	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.17	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.18	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.19**	Seneca Biopharma 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.20**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.21**	Form of Restricted Option Grant from 2019 Equity Incentive Plan	S-1	4.43	333-232273	6/21/19

4.22**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.23	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.24	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

4.25	Form of Series P Replacement Warrant issued in January 2020 Offering	8-K	4.01	001-33672	1/22/20

4.26	Form of Series Q Replacement Warrant issued in January 2020 Offering	8-K	4.02	001-33672	1/22/20

4.27	Form of Placement Agent Warrant issued in January 2020 Offering	8-K	4.03	001-33672	1/22/20

4.28	Form of Placement Agent Warrant issued in May 2020 Offering	8-K	4.01	001-33672	5/27/20

4.29**	Seneca Biopharma 2020 Equity Incentive Plan	DEF 14A	Appendix C	001-33672	6/24/20

4.31	Registration Rights Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto, dated December 16, 2020	8-K	4.3	001-33672	12/21/20

10.01**	Employment Agreement with Kenneth Carter dated December 12, 2018	8-K	10.01	001-33672	12/18/18

10.02	Form of Securities Purchase Agreement from May 2016 Private Offering	8-K	10.01	001-33672	5/13/16

10.03	Form of Securities Purchase Agreement between Neuralstem and Tianjin Pharmaceuticals Holdings, Ltd.	8-K	10.01	001-33672	9/12/16

10.04	Form of Letter Agreement for Warrant Exercises on March 20, 2017 and March 30, 2017	8-K	10.01	001-33672	3/20/17

10.05	Form of Securities Purchase Agreement with Investors from October 2018 Offering	8-K	10.01	001-33672	10/29/18

10.06	Form of Engagement Agreement with H.C. Wainwright & Co. Dated October 25, 2018	8-K	10.02	001-33672	10/29/18

10.07**	Sample Confidential Information and Invention Assignment Agreement	8-K	10.02	001-33672	12/12/18

10.08**	Form of Indemnification Agreement for Directors and Officers	8-K	10.03	001-33672	12/12/18

10.09	Letter Agreement from January 2020 Offering	8-K	10.01	001-33672	1/22/20

10.10	Form of Placement Agent Agreement from January 2020 Offering	8-K	10.02	001-33672	1/22/20

10.11**	Amendment to Employment Agreement with Kenneth Carter effective April 1, 2020	10-K	10.25	001-33672	3/27/20

10.12**	Employment Agreement with Dane Saglio	8-K	10.01	001-33672	4/2/20

10.13**	Employment Agreement with Matthew Kalnik, PhD	8-K	10.02	001-33672	4/2/20

10.14	Form of Securities Purchase Agreement with Investors from May 2020 Offering	8-K	10.01	001-33672	5/27/20

10.15	Securities Purchase Agreement, by and between Leading BioSciences, Inc. and the investor party thereto, dated December 16, 2020	8-K	10.5	001-33672	12/21/20

10.16	Securities Purchase Agreement, by and among Seneca Biopharma, Inc., Leading BioSciences, Inc. and the investor party thereto, dated December 16, 2020	8-K	10.6	001-33672	12/21/20

10.17	Form of Leak-Out Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto		8-K	10.7	001-33672	12/21/20

10.18	Form of Separation Agreement with Seneca Executives		8-K	10.01	001-33672	3/18/21

14.01	Code of Ethics and Conduct		10-K	14.01	001-33672	4/2/18

14.02	Financial Code of Professional Conduct		10-K	14.02	001-33672	3/27/20

21.01	Subsidiaries of Registrant	*

23.01	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm to Seneca Biopharma, Inc.	*

31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BIOPHARMA, INC

Dated: March 22, 2021	By:	/S/ Dane Saglio
Dane Saglio
Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/Kenneth Carter Kenneth Carter	Director (Chairman)	March 22, 2021

/s/Dane Saglio Dane Saglio	Principal Executive and Principal Financial Officer	March 22, 2021

/s/ Cristina Csimma Cristina Csimma	Director	March 22, 2021

/s/ Mary Ann Gray Mary Ann Gray	Director	March 22, 2021

/s/ David Mazzo David Mazzo	Director	March 22, 2021

/s/ Binxian Wei Binxian Wei	Director	March 22, 2021

