Form 10-Q
period 2021-03-31
PALISADE BIO, INC.
filed 2021-05-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33672

PALISADE BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5800 Armada Drive, Suite 210
Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

(858) 704-4900

(Registrant’s telephone number, including area code)

Seneca Biopharma, Inc. 20271 Goldenrod Lane Germantown, Maryland 20876 (Former Name and Address)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

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

As of May 5, 2021, there were 7,302,040shares of common stock, $.01 par value, (not including 3,977,676 additional shares being held in escrow).

EXPLANATORY NOTE

On April 27, 2021, Seneca Biopharma, Inc. (“Seneca”) completed its previously announced merger transaction with Leading BioSciences, Inc. (“LBS”) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 16, 2020 (the “Merger Agreement”), by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly-owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS., with LBS. surviving as a wholly owned subsidiary of Seneca (the “Merger”). Immediately prior to the effective time of the Merger, LBS merged with and into Merger Sub. and LBS continued to exist as the surviving corporation. Concurrent with the closing of the Merger, on April 27, 2021 the Company effected a 1-for-6 reverse stock split of its common stock (“Reverse Stock Split”). Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Unless the context otherwise requires, references to the “Company,” “Palisade,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiary after completion of the Merger. In addition, references to “Seneca” or refers to the registrant prior to the completion of the Merger.

1

Palisade Bio, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,560,948	$10,529,244
Trade and other receivables	25,259	116,279
Prepaid expenses	1,308,690	1,399,790
Assets held for sale	860,702	835,483
Total current assets	8,755,599	12,880,796

Property and equipment, net	7,243	10,776
Patents, net	141,642	147,133
ROU and other assets	10,439	10,439
Total assets	$8,914,923	$13,049,144

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$520,913	$649,345
Accrued severance and bonuses	274,261	2,322,241
Liabilities associated with assets held for sale	219,757	234,344
Total current liabilities	1,014,931	3,205,930

Warrant liabilities, at fair value	171,202	75,298
Total liabilities	1,186,133	3,281,228

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.01 par value; 300,000,000 shares authorized, 2,882,617 shares issued and outstanding at March 31, 2021 and December 31, 2020	28,826	28,826
Additional paid-in capital	248,228,181	247,980,188
Accumulated other comprehensive loss	(2,776)	(734)
Accumulated deficit	(240,527,441)	(238,242,364)
Total stockholders' equity	7,728,790	9,767,916
Total liabilities and stockholders' equity	$8,914,923	$13,049,144

See accompanying notes to unaudited condensed consolidated financial statements.

Palisade Bio, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021	2020

Revenues	$-	$6,020

Operating expenses:
Research and development expenses	471,107	696,889
General and administrative expenses	1,720,413	1,299,595
Total operating expenses	2,191,520	1,996,484
Operating loss	(2,191,520)	(1,990,464)

Other income (expense):
Interest income	3,917	13,289
Interest expense	(1,570)	(2,579)
Warrant inducement expense	-	(5,620,089)
Gain (loss) on fair value of liability classified warrants	(95,904)	24,625
Total other income (expense)	(93,557)	(5,584,754)

Net loss	$(2,285,077)	$(7,575,218)

Net loss per share - basic and diluted	$(0.79)	$(5.58)

Weighted average common shares outstanding - basic and diluted	2,886,446	1,356,527

Comprehensive loss:
Net loss	$(2,285,077)	$(7,575,218)
Foreign currency translation adjustment	(2,042)	(962)
Comprehensive loss	$(2,287,119)	$(7,576,180)

See accompanying notes to unaudited condensed consolidated financial statements.

Palisade Bio, Inc.
Unaudited Condensed Consolidated Statements of Changes In Stockholders' Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	200,000	$2,000	644,410	$6,444	$227,099,279	$(6,186)	$(221,975,544)	$5,125,993
Share-based payments	-	-	-	-	75,892	-	-	75,892
Issuance of common stock and inducement warrants for warrant exercises	-	-	926,926	9,269	12,342,983	-	-	12,352,252
Foreign currency translation adjustments	-	-	-	-	-	(962)	-	(962)
Net loss	-	-	-	-	-	-	(7,575,218)	(7,575,218)

Balance at March 31, 2020	200,000	$2,000	1,571,336	$15,713	$239,518,154	$(7,148)	$(229,550,762)	$9,977,957

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares (see Note 1)	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2021	200,000	$2,000	2,882,617	$28,826	$247,980,188	$(734)	$(238,242,364)	$9,767,916
Share-based payments	-	-	-	-	247,993	-	-	247,993
Foreign currency translation adjustments	-	-	-	-	-	(2,042)	-	(2,042)
Net loss	-	-	-	-	-	-	(2,285,077)	(2,285,077)
Balance at March 31, 2021	200,000	$2,000	2,882,617	$28,826	$248,228,181	$(2,776)	$(240,527,441)	$7,728,790

Palisade Bio, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,285,077)	$(7,575,218)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,025	29,078
Share-based compensation expense	247,993	75,892
Warrant inducement expense	-	5,620,089
(Gain) loss on fair value of liability classified warrants	95,904	(24,625)

Changes in operating assets and liabilities:
Trade and other receivables	91,020	2,050
Prepaid expenses	89,469	93,054
ROU and other assets	-	9,334
Accounts payable and accrued expenses	(130,835)	138,584
Accrued severance and bonuses	(2,047,980)	(36,936)
Other current liabilities	1,761	1,042
Lease and other long term liabilities	(12,515)	(9,973)
Net cash used in operating activities	(3,941,235)	(1,677,629)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from warrant exercises	-	6,732,163
Payments of short-term note payable	-	(138,735)
Net cash provided by (used in) financing activities	-	6,593,428
Effects of exchange rates on cash	(1,042)	(692)
Net increase (decrease) in cash and cash equivalents	(3,942,277)	4,915,107

Cash and cash equivalents, beginning of period	10,554,519	5,114,917

Cash and cash equivalents, end of period	$6,612,242	$10,030,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,570	$2,579

See accompanying notes to unaudited condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Note 1.  Organization, Business and Financial Condition

Merger with Seneca Biopharma, Inc.

On April 27, 2021, Seneca Biopharma, Inc. (“Seneca”) completed its previously announced merger transaction with Leading BioSciences, Inc. (“LBS”) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 16, 2020 (the “Merger Agreement”), by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly-owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS., with LBS. surviving as a wholly owned subsidiary of Seneca (the “Merger”). Immediately prior to the effective time of the Merger, LBS merged with and into Merger Sub. and LBS continued to exist as the surviving corporation. Concurrent with the closing of the Merger, on April 27, 2021 the Company effected a 1-for-6 reverse stock split of its common stock (“Reverse Stock Split”). Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Unless the context otherwise requires, references to the “Company,” “Palisade,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiary after completion of the Merger. In addition, references to “Seneca” or refers to the registrant prior to the completion of the Merger.

Prior to the Merger, LBS was incorporated as Leading Biosciences, Inc. under the laws of the State of Delaware on September 6, 2011, and is based in Carlsbad, California.

Nature of Business

Palisade Bio is a clinical-stage biopharmaceutical company focused on the discovery and development of innovative therapies to improve the lives of patients affected by a broad range of diseases and conditions triggered by gastrointestinal dysregulation. The Company is on the forefront of elucidating the role the gut plays in driving multiple disease states and conditions inside and outside the gastrointestinal tract. The Company is applying this knowledge and its industry experience to develop oral small-molecule drugs to maintain the integrity of the gut epithelial barrier, microbiome, and gut immune cells to improve acute and chronic Gastrobiome™-mediated outcomes. The Company’s initial focus is combatting the interruption of GI function (ileus) following major surgery to reduce recovery times and shorten patients’ length of stay in the hospital. The Company’s programs have the potential to prevent the formation of post-operative adhesions, as well as to address the myriad of health conditions and complications associated with chronic disruption of the intestinal mucosal barrier.

The following Unaudited Condensed Consolidated Financial Statements are representative of Seneca’s operations prior to the Closing and the adoption of LBS’s business plan and the commencement of conducting LBS’s business. The operations of our wholly-owned and controlled subsidiary located in the People’s Republic of China are consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Liquidity and Going Concern

Financial Condition

Since our inception, we have financed our operations through the sales of our securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of our intellectual property to third parties.

We had cash and cash equivalents of approximately $6.6 million at March 31, 2021.

Based on our expected operating cash requirements, we anticipate our current cash and investments on hand will be insufficient to fund our operations for more than 12 months after this filing. Accordingly, we will require additional capital to conduct our pre-clinical and clinical development programs and to fund our operations. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. Consequently, management has determined that there is substantial doubt about our ability to continue as a going concern.

We will require additional capital to continue our pre-clinical and clinical development plans. To continue to fund our operations and the development of our product candidates we anticipate raising additional cash through the private and public sales of equity or debt securities, collaborative arrangements, licensing agreements, asset sales or a combination thereof. Although management believes that such funding sources will be available, there can be no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source. We cannot assure you that we will be able to secure additional capital or that the expected income will materialize. Several factors will affect our ability to raise additional funding, including, but not limited to market conditions, interest rates and restrictions set forth in agreements between us and the investor in our pre-merger financing.

Impact of the COVID-19

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete preclinical studies, delay its clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

The Company continues to monitor the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Note 2.  Significant Accounting Policies and Basis of Presentation

Basis of Presentation

In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly Seneca’s financial position, results of operations and cash flows. The unaudited condensed consolidated balance sheet at December 31, 2020, has been derived from audited consolidated financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Seneca believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in Seneca’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC, and as may be amended.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The unaudited condensed consolidated financial statements include significant estimates for the expected economic life and value of Seneca’s licensed technology and related patents, Seneca’s net operating loss and related valuation allowance for tax purposes, the fair value of Seneca’s liability classified warrants and Seneca’s share-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair values of Seneca’s liability classified warrants were estimated using Level 3 unobservable inputs. See Note 3 for further details.

Foreign Currency Translation

The functional currency of the combined organization’s wholly owned foreign subsidiary is its local currency.  Assets and liabilities of the foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for the foreign subsidiary are accumulated in other comprehensive income or loss, a component of stockholders' equity. Transaction gains or losses are included in the determination of net loss.

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

Financial instruments that potentially subject Seneca to concentrations of credit risk consist primarily of cash equivalents. Seneca’s investment policy, approved by Seneca’s Board of Directors, limits the amount Seneca may invest in any one type of investment issuer, thereby reducing credit risk concentrations. Seneca attempts to limit its credit and liquidity risks through its investment policy and through regular reviews of Seneca’s portfolio against its policy. To date, Seneca has not experienced any loss or lack of access to its cash held in operating accounts or to Seneca’s cash equivalents.

Cash and cash equivalents at March 31, 2021 consist of approximately $6,560,900 of cash held and used and $51,300 of cash included in disposal group assets held for sale.

Revenue

Seneca analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. Seneca recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. Deferred revenue results from cash receipts from or amounts billed to customers in advance of the transfer of control of the promised services to the customer and is recognized as performance obligations are satisfied. When sales commissions or other costs to obtain contracts with customers are considered incremental and recoverable, those costs are deferred and then amortized as selling and marketing expenses on a straight-line basis over an estimated period of benefit.

Research and Development

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of costs associated with the pre-clinical development and clinical trials of Seneca’s product candidates.  For the three months ended March 31, 2020, Seneca recorded approximately $52,200, of cost reimbursements from Seneca’s grants as an offset to research and development expenses. Seneca evaluated the grants and concluded that, based on the specific terms, they represent a cost reimbursement activity as opposed to a revenue generating activity, and are best reflected as an offset to the underlying research and development expense.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing total net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of convertible preferred stock, stock options, restricted stock units and common stock purchase warrants. The dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method. Seneca’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share or the three-month periods ended March 31, 2021 and 2020. A total of approximately 1.1 and 1.3 million potential dilutive shares have been excluded in the calculation of diluted net income per share for the three-month periods ended March 31, 2021 and 2020, respectively as their inclusion would be anti-dilutive.

Share-Based Compensation

Seneca accounts for share-based compensation at fair value; accordingly, it expenses the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants is generally determined at the grant date using an option pricing model. Option pricing models require Seneca to make assumptions, including expected volatility and expected term of the options. If any of the assumptions Seneca uses in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units is generally determined at the grant date based on the closing price of our common stock on that date. The value of the award is generally recognized as expense on a straight-line basis over the requisite service period.

Intangible and Long-Lived Assets

Seneca assess impairment of our long-lived assets using a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. No impairment losses were recognized during the three-month periods ended March 31, 2021 and 2020.

Income Taxes

Seneca account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Seneca also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Seneca’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Leases

Seneca determines if an arrangement is or contains a lease at its inception. Seneca has made accounting policy elections whereby Seneca (i) does not recognize right-of-use (“ROU”) assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of operating leases. Operating lease ROU assets are included in other noncurrent assets and operating lease liabilities are included in other current liabilities in Seneca’s condensed consolidated balance sheets. Seneca does not have any finance leases.

ROU assets represent Seneca’s right to use an underlying asset for the lease term and lease liabilities represent Seneca’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term. See Note 5, Commitments and Contingencies, for additional disclosures.

Significant New Accounting Pronouncements

Recently Adopted Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASC addresses (i) accounting for convertible instruments, (ii) accounting for contracts in an entity’s own equity as derivatives and (iii) earnings per share calculations. The guidance attempts to simplify the accounting for convertible instruments by eliminating the requirement to separate embedded conversion options in certain circumstances. The guidance also provides for updated disclosure requirements for convertible instruments. The guidance further updates the criteria for determining whether a contract in an entity’s own equity can be classified as equity. Lastly, the guidance specifically addresses how to account for the effect of convertible instruments and potential cash settled instruments in calculating diluted earnings per share. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted. The adoption of this guidance may be applied on a modified retrospective basis or a full retrospective basis. Seneca adopted this guidance effective January 1, 2021. The adoption did not have a material impact to our condensed consolidated financial statements.

Unadopted Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. This ASU relates to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and early adoption is permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. Seneca currently expects that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. Seneca has not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which it will adopt this guidance.

Seneca has reviewed other recent accounting pronouncements and concluded that they are either not applicable to Seneca’s business, or that no material effect is expected on our condensed consolidated financial statements as a result of future adoption.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Seneca has segregated its financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

At March 31, 2021 and December 31, 2020, Seneca had certain common stock purchase warrants that were originally issued in connection with our May 2016 and August 2017 offerings (See Note 4) that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The following table identifies the carrying amounts of such liabilities:

	Level 1	Level 2	Level 3	Total
Liabilities
Liability classified stock purchase warrants	$-	$-	$75,298	$75,298
Balance at December 31, 2020	$-	$-	$75,298	$75,298

Liability classified stock purchase warrants	$-	$-	$171,202	$171,202
Balance at March 31, 2021	$-	$-	$171,202	$171,202

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs:

Mark-to-market liabilities - stock purchase warrants
Balance at December 31, 2019	$84,596
Change in fair value (gain)	(24,625)
Balance at March 31, 2020	$59,971

Balance at December 31, 2020	$75,298
Change in fair value - loss	95,904
Balance at March 31, 2021	$171,202

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

For both the three-month periods ended March 31, 2021 and 2020, the changes in fair value of Seneca’s liability classified warrants are primarily due to changes in the underlying price of our common stock.

Note 4.  Stockholders’ Equity

Seneca has granted share-based compensation awards to employees, board members and service providers. Awards may consist of common stock, restricted common stock, restricted common stock units, common stock purchase warrants, or common stock purchase options. Seneca common stock purchase options and stock purchase warrants have lives of up to ten years from the grant date. In addition, Seneca has issued warrants to purchase common stock in conjunction with debt and equity offerings. Awards vest either upon the grant date or over varying periods of time. The stock options provide for exercise prices equal to or greater than the fair value of the common stock at the date of the grant. Restricted stock units grant the holder the right to receive fully paid common shares with various restrictions on the holder’s ability to transfer the shares. As of March 31, 2021, Seneca had approximately 1.1 million shares of common stock reserved for issuance upon the granting of awards under Seneca’s equity incentive plans and the exercise of outstanding equity-linked instruments.

Seneca typically records share-based compensation expense on a straight-line basis over the requisite service period. Share-based compensation expenses included in our condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended March 31, 2021
	2021	2020

Research and development expenses	$4,632	$-
General and administrative expenses	243,361	75,892
Total	$247,993	$75,892

Stock Options

A summary of stock option activity and related information for the three months ended March 31, 2021 follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	299,563	$46.80	9.0	$438,650
Granted	-	$-
Exercised	-	$-		$-
Forfeited	-	$-
Outstanding at March 31, 2021	299,563	$46.80	8.8	$1,821,552

Exercisable at March 31, 2021	153,024	$87.60	8.6	$872,827

Range of Exercise Prices			Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	$3.72		281,078	$3.72	9.0	$1,821,552
$35.40	-	$52.80	8,626	$37.92	8.2	-
$133.20	-	$483.60	3,888	$175.26	4.2	-
$1,435.20	-	$5,928.00	5,971	$2,002.86	1.6	-
			299,563	$46.80	8.8	$1,821,552
12

Seneca uses the Black-Scholes option pricing model for “plain vanilla” options and other pricing models as appropriate to calculate the fair value of options. Seneca generally uses the “simplified method” to estimate expected life.

No options were granted in the three months ended March 31, 2021 or 2020.

All compensation expense related to outstanding awards had been recognized as of March 31, 2021.

In March 2021, certain executives were terminated. As part of their employment agreements, outstanding stock options continue vesting over their respective severance terms ranging from nine to twelve months. Expense for this subsequent vesting was recognized in total in the quarter end March 31, 2021 as there is no additional requisite service period.

In April 2021, in connection with the consummation of the Merger, all outstanding options were cancelled.

RSUs

Seneca has granted restricted stock units (RSU’s) to certain employees and board members that entitle the holders to receive shares of common stock upon vesting and subject to certain restrictions regarding the exercise of the RSUs. The grant date fair value of RSUs is based upon the market price of the underlying common stock on the date of grant.

No RSU’s were granted in the three months ended March 31, 2021 or 2020.

RSU’s vesting in the three months ended March 31, 2021 and 2020, had a total value of approximately $4,200 and $7,500, respectively.

At March 31, 2021, Seneca had 4,817 outstanding RSUs with a weighted average grant date fair value of $9.48 and a total intrinsic value of approximately $49,100. All RSU’s were fully vested and thus, there was no remaining unrecognized compensation expense at March 31, 2021.

No RSU’s were converted in either of the three months ended March 31, 2021 or 2020.

Restricted Stock

Seneca has granted restricted stock to certain board members that vest quarterly over the grant year. The grant date fair value of the restricted stock is based upon the market price of the common stock on the date of grant.

No restricted stock was granted in either of the three months ended March 31, 2021 or 2020.

Restricted stock vesting in the three months ending March 31, 2020, had a weighted average grant date fair value of $6.66 and a total intrinsic value of approximately $5,100. No restricted stock vested in the three months ended March 31, 2021.

No restricted stock was outstanding at March 31, 2021.

Stock Purchase Warrants.

Seneca has issued warrants to purchase common stock to certain officers, directors, stockholders and service providers as well as in conjunction with debt and equity offerings and at various times replacement warrants were issued as an inducement for warrant exercises.

In May 2016 and August 2017, Seneca issued a total of 14,552 and 18,750 common stock purchase warrants, respectively in conjunction with securities offerings. Such warrants are classified as liabilities due to the existence of certain net cash settlement provisions contained in the warrants. At March 31, 2021, after giving effect to exercises, 24,856 of these common stock purchase warrants remain outstanding and are recorded at fair value as mark-to-market liabilities (see Note 3).

A summary of outstanding warrants at March 31, 2021 follows:

Range of Exercise Prices			Number of Warrants Outstanding	Range of Expiration Dates
$5.40	-	$7.50	538,901	May 2021 - May 2025
$10.20	-	$20.28	180,056	July 2024 - January 2025
$36.00	-	$4,695.60	32,565	July 2021 - April 2024
			751,522

Preferred and Common Stock

Seneca has outstanding 200,000 shares of Series A 4.5% Convertible Preferred Stock issued in December 2016. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 6,479 shares of common stock.

Note 5. Commitments and Contingencies

Leases

As of March 31, 2021, Seneca operated one facility located in the United States and one facility located in China under leases which are both classified as operating leases.

Prior to the completion of the Merger, Seneca’s corporate offices and primary research facilities were located in Germantown, Maryland, where Seneca leased approximately 1,500 square feet. This lease provided for monthly payments of approximately $5,600 per month. This lease had an initial term of 12 months and expired on December 31, 2021. Seneca did not establish a right of use (“ROU”) asset or lease liability for this short-term lease. The lease was cancelled concurrently with the consummation of the Merger.

Prior to the completion of the Merger, Seneca leased approximately 11,300 square feet of research facility in the People’s Republic of China. This lease commenced in September 2019, provides for minimum lease payments of approximately $4,400 per month, expires in September 2024 and provides Seneca with a future first right of refusal for extending the lease beyond its expiration. This lease currently represents a long-term operating lease. The lease remains effective after the Merger.

Seneca recognized total rent expense of approximately $21,900 and $30,400 in the three months ended March 31, 2021 and 2020, respectively. Included in the expense is approximately $16,900 in each of the three months ended March 31, 2021 and 2020, relating to Seneca’s short-term leases. Lease costs, net of sublease income, for the three months ended March 31 consisted of the following:

	2021	2020
Operating lease cost	$21,900	$30,417
Variable lease cost	-	-
Total net lease cost	$21,900	$30,417

At March 31, 2021, Seneca had approximately $188,700 of ROU assets included in Disposal Group Assets Held for Sale and approximately $147,300 of lease liability included in Disposal Group Liabilities Associated with Assets Held for Sale in the condensed consolidated balance sheets.

Future payments under the lone long-term operating lease as of March 31, 2021 are as follows:

Future undiscounted cash flows:
2021	*	$42,500
2022		59,700
2023		61,700
2024		14,500
Total		178,400
Discount factor		(31,100)
Lease liability		147,300
Less current liability		(42,000)
Non-current lease liability		$105,300

* reflects the remaining 9 months of 2021

Accrued Severance

In connection with the termination of certain employees pursuant to the Merger, the Company became obligated to pay an aggregate of approximately $4.35 million of severance payable to executives in accordance with their termination “without cause” pursuant to their employment agreements, and pursuant to Separation Agreements, change in control payments and the repurchase of options held by the executives upon completion of the Merger. Of this amount approximately $2.3 million was accrued at December 31, 2020. The executives were terminated in March 2021 and the corresponding severance amounts will be paid in accordance with the terms of their employment agreements and the Separation Agreements entered into between Seneca and the executives as follows:

Severance and Bonus Received upon termination “without cause”

Name	Severance and Bonus
Kenneth Carter, PhD	$816,995
Dane Saglio	$452,572
Matthew Kalnik, PhD	$599,868
Senior VP of R&D	$384,702

Total:	$2,254,137

Additional Severance in Connection with a Change in Control subsequent to the consummation of the Merger

Name	CIC Severance and Bonus[1]
Kenneth Carter, PhD	$277,248
Dane Saglio	$100,857
Matthew Kalnik, PhD	$150,225
Senior VP of R&D	$85,567

Total:	$613,897

______________________________________

       1.   Represents additional severance benefits in connection with a termination without cause in connection with a change in control.

Repurchase of Employee Stock Options

Immediately prior to the closing of the Merger, each respective employee’s outstanding common stock options were purchased by Seneca for the following consideration:

Name	Option Repurchase
Kenneth Carter, PhD	$188,787
Dane Saglio	$362,391
Matthew Kalnik, PhD	$476,662
Senior VP of R&D	$395,166

Total:	$1,423,006

As of March 31, 2021, approximately $2.17 million in severance had been paid and subsequent to the closing of the Merger on April 27, 2021,an additional approximately $0.4 million has been paid with  an additional $1.9 million expected to be paid out to the executives in installments until September 2022.

Other

From time to time, Seneca is party to legal proceedings that it believes to be ordinary, routine litigation incidental to the business. Seneca is currently not a party to any litigation or legal proceeding. As a result of the Merger, Seneca became involved in the following litigation related thereto as noted below. As of May 14, 2021, all of the following actions have been settled.

On January 8, 2021, Joseph Sheridan, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, and LBS, captioned Sheridan v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00166 (the “Sheridan Complaint”).

Also, on January 8, 2021, Hesam Pirjamaat, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Pirjamaat v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00172 (the “Pirjamaat Complaint”).

On January 13, 2021, Brian Johnson, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Johnson v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00310 (the “Johnson Complaint”).

On January 15, 2021, Vipin Mathews, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of New York against Seneca and the members of its board of directors, captioned Mathews v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00242 (the “Mathews Complaint”).

On January 22, 2021, Emily Pechal, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Pechal v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00585 (the “Pechal Complaint”).

On February 25, 2021, Marcie Curtis, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Curtis v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00292 (the “Curtis Complaint”).

On March 1, 2021, Juanesha Valdez, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Valdez v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00980 (the “Valdez Complaint”).

On March 2, 2021, Bryan Anderson, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Anderson v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00326 (the “Anderson Complaint”).

On March 3, 2021, Jack McIntire, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned McIntire v. Palisade Bio, Inc., et al., Case No. 1:21-cv-01869 (the “McIntire Complaint,” and, together with the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, the Mathews Complaint, the Pechal Complaint, the Curtis Complaint, the Valdez Complaint, the Anderson Complaint, the “Stockholder Complaints”).

On February 26, 2021, the United States District Court for the Southern District of New York entered an order consolidating the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, and the Pechal Complaint under Case No. 21-cv-0166.

Note 6. Related Party Receivable

On August 10, 2016, Seneca entered into a reimbursement agreement with a former executive officer. Pursuant to the reimbursement agreement, the former officer agreed to repay, over a six-year period, approximately $658,000 in expenses that Seneca determined to have been improperly paid under Seneca’s prior expense reimbursement policies.

In March 2019, in conjunction with the former executive officer’s termination, Seneca entered into a consulting agreement and release of claims agreement with the former executive officer. As partial consideration for the release, Seneca modified the reimbursement agreement to change the payment terms, extend the maturity and forgive approximately 50% or $229,000 of the outstanding receivable. Seneca has concluded that this outstanding balance is not recoverable and recorded an allowance against the entire remaining balance.

Note 7. Disposal Group Assets Held for Sale

In late 2020, Seneca engaged in negotiations with an interested third party for the sale of all of its assets and liabilities related to its neural stem cell program (NSI-566). Those negotiations have subsequently ended. Palisade is continuing the process to identify a purchaser for the assets and liabilities. Seneca previously concluded that it is probable that a sale will be completed within one year and that the assets and liabilities should be classified as a disposal group held for sale in its balance sheet at March 31, 2021. Assets and liabilities classified as held for sale will no longer be depreciated or amortized. Although Seneca believes a sale will be consummated, no binding agreements have been entered into and there can be no assurance that a sale will ultimately be consummated or on what terms and conditions.

Seneca concluded the net proceeds from the sale are expected to exceed the net carrying value of the assets and liabilities and accordingly, no impairment charge has been recognized as of March 31, 2021.

The assets and liabilities classified as a disposal group held for sale are comprised of the following:

March 31, 2021
Cash	$51,294
Prepaid expenses	146,659
Property and equipment, net	1,120
Patents, net	458,738
ROU and other assets	202,891
Disposal group assets held for sale	$860,702

Accounts payable and accrued expenses	$72,420
Lease liabilities	147,337
Disposal group liabilities associated with assets held for sale	$219,757

Note 8. Subsequent Events

On April 27, 2021, pursuant to the Merger Agreement, Seneca completed the previously announced merger transaction with LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving such merger as a wholly owned subsidiary of the Company. In connection with the Merger, and immediately prior to the effective time of the Merger, Seneca effected a reverse stock split of Seneca’s common stock at a ratio of 1-for-6. In connection with the closing of the Merger, Seneca changed its name from “Seneca Biopharma, Inc.” to “Palisade Bio, Inc.” and the business conducted by the Company became primarily the business conducted by LBS, which is a clinical-stage biopharmaceutical company focused on advancing LBS’s clinical program and developing a therapeutic to combat the interruption of gastrointestinal function following major surgery for which there is currently a significant unmet need for safe and effective therapies. Seneca previously disclosed the closing of the Merger in its Current Report on Form 8-K filed on April 27, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, our in-licensing/acquisition strategy, our out-licensing sales strategy, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in Seneca’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC, in our subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. Seneca does not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Seneca urges you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post Merger. Also, any reference to “common shares” or “common stock,” refers to our $0.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. Any reference to “Seneca” refers to the company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (March 31, 2021), unless another date is specified.

On April 27, 2021, in connection with the consummation of the Merger, Seneca completed a 1-for-6 reverse stock split of its common stock. All shares and per share data in this report have been adjusted to reflect the reverse stock split. Seneca prepares its interim financial statements in accordance with U.S. GAAP. Seneca’s financials and results of operations for the three-month periods ended March 31, 2021 are not necessarily indicative of its prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report as well as other information relating to Seneca contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by Seneca with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. The MD&A is organized as follows:

•	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting Seneca in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that Seneca believes are important to understanding the assumptions and judgments incorporated in Seneca’s reported financial results and forecasts.

•	Results of Operations — Analysis of Seneca’s financial results comparing the three-month period ended March 31, 2021 to the comparable period of 2020.

•	Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

Prior to Completion of the Merger

Historically, Seneca has been primarily focused on the research and development of nervous system therapies based on its proprietary human neural stem cells and its small molecule compounds with the ultimate goal of gaining approval from the “FDA”, and its international counterparts, to market and commercialize such therapies. In early 2019, Seneca commenced a strategic assessment of its clinical programs to determinate how to maximize shareholder value. As a result, Seneca subsequently initiated an:

•	in-licensing and acquisition strategy in which it is evaluating novel therapeutics that could benefit from Seneca’s development experience with the goal of developing such technologies for commercialization; and

•	out-licensing strategy to find partners to acquire or license NSI-566 and NSI-189.

On April 27, 2021, “Seneca completed its previously announced merger transaction with LBS in accordance with the terms of the Merger Agreement, by and among Seneca, Merger Sub, and LBS, pursuant to which Merger Sub merged with and into LBS., with LBS. surviving as a wholly owned subsidiary of Seneca. Immediately prior to the effective time of the Merger, LBS merged with and into Merger Sub. and LBS continued to exist as the surviving corporation. Concurrent with the closing of the Merger, on April 27, 2021 the Company effected a 1-for-6 Reverse Stock Split. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Operations Subsequent to Completion of the Merger

We are a clinical stage biopharmaceutical company focused on discovering, developing, and commercializing innovative oral therapies that target serious diseases associated with the breakdown of the mucosal barrier protecting the gastrointestinal (“GI”) tract. Our goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.

Our approach is founded on the discovery that damage to the intestinal epithelial barrier can result in leakage of digestive enzymes from the GI tract that can damage tissue and promote inflammation, causing a broad array of acute and chronic conditions.

Using our scientific and drug development expertise, we are developing a portfolio of oral product candidates to treat conditions driven by protease (intestinal enzymes) leakage through the intestinal epithelial barrier, including surgical complications and inflammatory conditions.

Our pipeline of product candidates is illustrated in this chart:

* Commercial right to LB1148 in Greater China (excluding Taiwan) have been out-licensed to Newsoara.

Our lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor, tranexamic acid, intended to inhibit digestive enzyme activity and preserve gut integrity during intestinal stress, such as results from reduced blood flow to the intestine, infections, and surgery. Peer reviewed publications of third-party research suggest that digestive enzyme leakage from the GI tract drives GI and organ dysfunction following these events.

We are initially developing LB1148 to be administered to patients prior to major surgeries that risk disrupting the intestinal mucosal barrier.  As announced in March of 2020, a randomized, double-blind, parallel, placebo-controlled Phase 2 investigator-sponsored clinical trial of LB1148 in 120 patients undergoing coronary artery bypass grafting and/or heart valve replacement surgery requiring cardiopulmonary bypass was completed. Patients were randomized to receive LB1148 or placebo in conjunction with surgery. The trial’s primary endpoint was time to return of bowel function. Secondary endpoints include Intensive Care Unit (“ICU”) length of stay, hospital length of stay, organ function changes, inflammatory response and glucose control. LB1148 provided an approximately 30% improvement in the time to normal bowel function following cardiovascular (“CV”) surgery (p<0.001) compared to placebo. The treatment group also had an average 1.1-day shorter length of stay in the ICU and an average 1.1-day shorter hospital stay. Generally, treatment with LB1148 was well tolerated. Adverse events (“AEs”) were similar between the treatment groups and not considered unexpected for the subject population. None of the AEs or serious adverse events (“SAEs”) reported were considered drug-related by the sponsor-investigator. One of the primary factors in discharging patients from the hospital following surgery is the return of bowel function. LB1148 has been granted Fast Track designation from the “FDA” for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis (“NEC”), etc.) associated with gut hypoperfusion injury in pediatric patients who have undergone congenital heart disease repair surgery.

We are also currently conducting a randomized, double-blind, placebo-controlled, proof-of-concept Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the Unites States. We expect to have initial data regarding the time to return of GI function from this clinical trial in the second half of 2021. The second part of this trial will evaluate whether patients treated with LB1148 also experience fewer postoperative intra-abdominal adhesions. In the second half of 2021, we are planning to initiate a Phase 2/3 clinical trial of LB1148 in neonatal patients undergoing CV surgery to correct congenital heart defects. We anticipate that this clinical trial will enroll 100 patients and that we will have data from the first 10 patients in late 2021 with final data from the full 100 patients in 2022.

Beyond our lead product candidate, we are continuing to develop additional therapeutic candidates. We believe that protease-based therapeutics hold promise in meeting a number of unmet needs resulting from chronic protease leak, beyond our initial therapeutic focus on GI-related pathology triggered by major surgeries.

Critical Accounting Policies

Seneca’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on Seneca’s financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. Seneca bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as Seneca’s operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and present a meaningful presentation of our financial condition and results of operations. Seneca believes the following critical accounting policies reflect Seneca’s more significant estimates and assumptions used in the preparation of Seneca’s condensed consolidated financial statements:

Use of Estimates - The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The condensed consolidated financial statements include significant estimates for the expected economic life and value of Seneca’s licensed technology and related patents, our net operating loss and related valuation allowance for tax purposes, the fair value of Seneca’s liability classified warrants and its share-based compensation related to employees and directors, consultants and advisors, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Long Lived Intangible Assets – Seneca’s long-lived intangible assets consist of its intellectual property patents including primarily legal fees associated with the filings and in defense of its patents. The assets are amortized on a straight-line basis over the expected useful life which Seneca defines as ending on the expiration of the patent group. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Seneca assesses this recoverability by comparing the carrying amount of the asset to the estimated undiscounted future cash flows to be generated by the asset. If an asset is deemed to be impaired, Seneca estimates the impairment loss by determining the excess of the asset’s carrying amount over the estimated fair value. These determinations use assumptions that are highly subjective and include a high degree of uncertainty. During the three-month periods ended March 31, 2021 and 2020, no impairment losses were recognized.

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

Share-Based Compensation - Seneca accounts for share-based compensation at fair value; accordingly, Seneca expenses the estimated fair value of share-based awards over the requisite service period. Share-based compensation cost for stock options and warrants issued to employees, board members and non-employee consultants is generally determined at the grant date using an option pricing model. Option pricing models require Seneca to make assumptions, including expected volatility and expected term of the options. If any of the assumptions Seneca uses in the model were to significantly change, share-based compensation expense may be materially different. Share-based compensation cost for restricted stock and restricted stock units issued to employees and board members is determined at the grant date based on the closing price of Seneca’s common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

RESULTS OF OPERATIONS

Revenue

Seneca generated no revenues from the sale of its proposed therapies for any of the periods presented.

Seneca has historically generated minimal revenue from the licensing of its intellectual property to third parties as well as payments under a settlement agreement.

Research and Development Expenses

Seneca’s research and development expenses have consisted primarily of clinical trial expenses, including payments to clinical trial sites that perform Seneca’s clinical trials and clinical research organizations (CROs) that help Seneca manage its clinical trials, manufacturing of small molecule drugs and stem cells for both human clinical trials and for pre-clinical studies and research, personnel costs for research and clinical personnel, and other costs including research supplies and facilities. Our 2020 research and development expenses reflect the costs identified above and additionally, the valuation and preparation of materials on the ALS development program

Seneca focused on the development of therapies with potential uses in multiple indications and use employee and infrastructure resources across several projects. Accordingly, many of Seneca’s costs are not attributable to a specifically identified product and Seneca does not account for internal research and development costs on a project-by-project basis.

In August 2017, Seneca was awarded a Small Business Innovation Research (“SBIR”) grant by the National Institutes of Health (“NIH”) to evaluate in preclinical studies the potential of NSI-189, a novel small molecule compound, for the prevention and treatment of diabetic neuropathy. The award of approximately $1 million was to be paid over a two-year period, if certain conditions are met at mid-term. In June 2018, Seneca was awarded a Department of Defense grant related to its efforts involving stem cell therapy for severe traumatic brain injury. The award of approximately $150,000 was received in 2019.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries, benefits and other costs associated with Seneca’s operations including, finance, human resources, information technology, public relations and costs associated with maintaining a public company listing, legal, audit and compliance fees, facilities and other external general and administrative services, including the valuation of potential in-licensing initiatives.

Going Concern

Seneca’s auditors’ report issued in connection with our December 31, 2020 financial statements expressed an opinion that due to recurring losses from operations and an accumulated deficit, there is substantial doubt about Seneca’s ability to continue as a going concern.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of fiscal year 2021 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. Seneca has evaluated the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and our investment policies regarding cash as well as the long term effects in the medical and drug development fields..

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

During the three months ended March 31, 2020 Seneca recognized revenue of $2,500 related to ongoing fees pursuant to certain licenses of Seneca’s intellectual property to third parties. In addition, during the three months ended March 31, 2020, Seneca recognized $3,500 of royalty revenue related to a settlement of a prior patent infringement case. No revenue was recognized in the three months ended March 31, 2021.

Operating Expenses

Operating expenses for the three months ended March 31 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Operating Expenses
Research and development expenses	$471,107	$696,889	$(225,782)	(32%)
General and administrative expenses	1,720,413	1,299,595	420,818	32%
Total operating expenses	$2,191,520	$1,996,484	$195,036	10%

Research and Development Expenses

The decrease of approximately $226,000 or 32% in research and development expenses was primarily attributable to the continued wind down of clinical activities for Seneca’s stem cell and small molecule programs into 2021. The 2020 amount also reflected our evaluation of data and preparation of materials for the FDA meeting seeking FDA input on a potential Phase 3 clinical trial design for ALS.

General and Administrative Expenses

G&A expenses increased approximately $421,000 or 32%. The 2021 increase reflects the costs related to seeking shareholder approval for the LBS merger, associated legal expenses including the negotiation of settlement agreements with the shareholder legal actions described elsewhere in the filing.

Other income (expense)

Other expense, net totaled approximately $93,600 and $5,585,000 for the three months ended March 31, 2021 and 2020, respectively.

Other expense, net in 2021 consisted primarily of non-cash losses related to the fair value adjustment of Seneca’s liability classified stock purchase warrants partially offset by interest income.

Other income, net in 2020 consisted primarily of a non-cash warrant inducement charge of approximately $5,620,000 partially offset by $25,000 of noncash gains related to the fair value adjustment of Senaca’s liability classified warrants.

Liquidity and Capital Resources

Financial Condition

Since Seneca’s inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of its intellectual property to third parties.

Seneca had cash and cash equivalents of approximately $6.6 million at March 31, 2021. Management expects the Company will incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. In addition, the Company is restricted, pursuant to agreements with the investor in the private financing conducted in connection with the Merger, from issuing equity securities in the near term without the consent of such investor.

Cash Flows – 2021 compared to 2020

	Three Months ended March 31,		Favorable (Unfavorable)
	2021	2020	$	%

Net cash used in operating activities	$(3,941,235)	$(1,677,629)	$(2,263,606)	(135%)
Net cash provided by investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$-	$6,593,428	$(6,593,428)	100%

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2021, reflects Seneca’s $2,285,000 loss for the period adjusted for certain non-cash items including: (i) $2,009,000 of net cash outflows related to changes in operating assets and liabilities, (ii) $248,000 of share-based compensation and (iii) a $96,000 loss related to the change in fair value of Seneca’s liability classified warrants.

Net Cash (Used in) Provided by Investing Activities

There were no investing activities in either of the three months ended March 31, 2021 or 2020.

Net Cash Used in by Financing Activities

There were no investing financing activities in the three months ended March 31, 2021.

For the three months ended March 31, 2020, cash provided by financing activities consisted of $6.7 million of net proceeds generated from the exercise of warrants pursuant to an inducement offer partially offset by payments under Seneca’s short-term debt used to finance insurance premiums.

Future Liquidity and Needs

Seneca has incurred significant operating losses and negative cash flows since inception. Seneca has not been able to generate significant revenues nor achieved profitability.

As explained in the notes to Seneca’s condensed consolidated financial statements, prior to the consummation of the Merger, there was substantial doubt as to Seneca’s ability to continue as a going concern.

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

Based on an evaluation under the supervision and with the participation of the Seneca’s management, Seneca’s principal executive officer and principal financial officer, have concluded that Seneca’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021, to ensure that information required to be disclosed by Seneca in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to Seneca’s management, including its principal executive officer, who is also Seneca’s principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On March 17, 2021, Seneca terminated its executive chairman and chief financial officer. Concurrently with the termination, our former chief financial officer entered into a consulting agreement whereby he performed the duties of principal executive and accounting officer until the consummation of the Merger had occurred. On April 27, 2021, concurrently with the consummation of the Merger, the Company appointed new officers and directors, including its new chief financial officer.

Other than the item noted above, there were no changes in Seneca’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Seneca’s internal control over financial reporting.

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

From time to time, Seneca is party to legal proceedings that it believes to be ordinary, routine litigation incidental to the business. Seneca is currently not a party to any litigation or legal proceeding. As a result of the Merger, Seneca became involved in the following litigation related thereto as noted below. As of May 14, 2021, all of the following actions have been settled.

On January 8, 2021, Joseph Sheridan, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, and LBS, captioned Sheridan v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00166 (the “Sheridan Complaint”).

Also, on January 8, 2021, Hesam Pirjamaat, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Pirjamaat v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00172 (the “Pirjamaat Complaint”).

On January 13, 2021, Brian Johnson, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Johnson v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00310 (the “Johnson Complaint”).

On January 15, 2021, Vipin Mathews, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of New York against Seneca and the members of its board of directors, captioned Mathews v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00242 (the “Mathews Complaint”).

On January 22, 2021, Emily Pechal, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned Pechal v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00585 (the “Pechal Complaint”).

On February 25, 2021, Marcie Curtis, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Curtis v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00292 (the “Curtis Complaint”).

On March 1, 2021, Juanesha Valdez, a purported Seneca stockholder, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Seneca, the members of its board of directors, Townsgate Acquisition Sub 1, Inc., and LBS, captioned Valdez v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00980 (the “Valdez Complaint”).

On March 2, 2021, Bryan Anderson, a purported Seneca stockholder, filed a complaint in the United States District Court for the District of Delaware against Seneca and the members of its board of directors, captioned Anderson v. Palisade Bio, Inc., et al., Case No. 1:21-cv-00326 (the “Anderson Complaint”).

On March 3, 2021, Jack McIntire, a purported Seneca stockholder, filed a complaint in the United States District Court for the Southern District of New York against Seneca and the members of its board of directors, captioned McIntire v. Palisade Bio, Inc., et al., Case No. 1:21-cv-01869 (the “McIntire Complaint,” and, together with the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, the Mathews Complaint, the Pechal Complaint, the Curtis Complaint, the Valdez Complaint, the Anderson Complaint, the “Stockholder Complaints”).

On February 26, 2021, the United States District Court for the Southern District of New York entered an order consolidating the Sheridan Complaint, the Pirjamaat Complaint, the Johnson Complaint, and the Pechal Complaint under Case No. 21-cv-0166.

Seneca believes the allegations in the Complaints are without merit.

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

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

The Company’s business depends on the successful clinical development, regulatory approval and commercialization of LB1148.

The success of the Company’s business, including its ability to finance itself and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of LB1148. The clinical and commercial success of LB1148 depends on a number of factors, including the following:

•	timely and successful completion of required clinical trials not yet initiated, which may be significantly slower or costlier than the Company currently anticipates and/or produce results that do not achieve the endpoints of the trials;

•	whether the Company is required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of LB1148;

•	achieving and maintaining, and, where applicable, ensuring that the Company’s third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to LB1148;

•	ability of third parties with whom the Company contracts to manufacture adequate clinical trial and commercial supplies of LB1148, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”);

•	a continued acceptable safety profile during clinical development and following approval of LB1148;

•	ability to obtain favorable labeling for LB1148 through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

•	ability to successfully commercialize LB1148 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration others;

•	acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of LB1148, if either is approved, including relative to alternative and competing treatments;

•	existence of a regulatory environment conducive to the success of LB1148;

•	ability to price LB1148 to recover the Company’s development costs and generate a satisfactory profit margin; and

•	The Company’s ability and its partners’ ability to establish and enforce intellectual property rights in and to LB1148.

If the Company does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize LB1148. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize LB1148. Accordingly, the Company cannot assure you that it will ever be able to generate sufficient revenue through the sale of LB1148, if approved, to continue its business.

Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.

There are no FDA-approved therapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery. While Entereg is approved to accelerate the time to upper and lower gastrointestinal recovery following surgeries that include partial bowel resection with primary anastomosis, there is no guarantee that regulatory precedence regarding Entereg will apply to the approval of other therapies that may accelerate the time to gastrointestinal recovery following surgery. While there are multiple medical devices approved for the reduction or elimination of postoperative intra-abdominal adhesions, there are no drugs approved to reduce postoperative intra-abdominal adhesions. The regulatory approval process for novel product candidates such as LB1148 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches.

The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.

The Hatch-Waxman Act added Section 505(b)(2) to the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the submission of an NDA or BLA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA/BLA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to justify that it is scientifically appropriate to rely on the applicable published literature or referenced product, referred to as bridging. The FDA may then approve the new product candidate for all or some of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The labeling, however, may be required to include all or some of the limitations, contraindications, warnings or precautions or restrictions on use included in the reference product’s labeling, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions or restrictions on use.

 The Company currently plans to pursue marketing approval for LB1148, in the United States through a 505(b)(2) NDA and will be completing bridging analyses prior to NDA submissions. If the FDA disagrees with the Company’s conclusions regarding the appropriateness of its reliance on the FDA’s prior findings of safety and efficacy for tranexamic acid (“TXA”) or on published literature, or if the Company is not otherwise able to bridge to the listed drug or published literature to demonstrate that its reliance is scientifically appropriate, the Company could be required to conduct additional clinical trials or other studies to support its NDA, which could lead to unanticipated costs and delays or to the termination of the development program for LB1148. If the Company is unable to obtain approval for LB1148 through the 505(b)(2) NDA process, it may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the Company.

 Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its policies and practices with respect to Section 505(b)(2) regulatory approvals, which could delay or even prevent the FDA from approving any NDA that the Company submits pursuant to the 505(b)(2) process. Even if the Company is allowed to pursue the 505(b)(2) regulatory pathway to FDA approval, it cannot assure you that its product candidates will receive the requisite approvals for commercialization.

The Company may find it difficult to enroll patients in its clinical trials, which could delay or prevent it from proceeding with clinical trials of its product candidates.

Identifying and qualifying subjects to participate in clinical trials of the Company’s product candidates is critical to its success. The timing of clinical trials depends on the Company’s ability to recruit subjects to participate, as well as the completion of required follow-up periods. Patients may be unwilling to participate in clinical trials because of negative publicity from adverse events related to the biotechnology or pharmaceutical fields, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of the Company’s product candidates may be delayed, which could result in increased costs, delays in advancing its product candidates, delays in testing the effectiveness of its product candidates or termination of the clinical trials altogether.

Patient enrollment and trial completion are affected by numerous additional factors, including the:

•	process for identifying patients;

•	design of the trial protocol;

•	eligibility and exclusion criteria;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	severity of the disease under investigation;

•	proximity and availability of clinical trial sites for prospective patients;

•	ability to obtain and maintain patient consent;

•	risk that enrolled patients will drop out before completion of the trial;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

If the Company has difficulty enrolling a sufficient number of patients to conduct its clinical trials as planned, it may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on its business, financial condition, results of operations and prospects.

Clinical drug development is very expensive, time-consuming and uncertain.

Clinical development for the Company’s product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, the Company, any partner with which it may in the future collaborate, the FDA, an institutional review board (“IRB”), or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate the Company’s clinical trials at any time.

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The results from the prior preclinical studies and clinical trials for LB1148 discussed elsewhere in this prospectus may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from its prior clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than the Company) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines and regulatory approvals and commercialization prospects for its product candidates and its business and financial prospects, would be adversely affected. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration trials. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. the Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty on how the FDA and other regulatory agencies will classify the PEG in LB1148. If the FDA determines that LB1148 is a combination product (of TXA and PEG) regulatory approval of this product candidate will require additional clinical trials for which there is not currently a feasible clinical trial design. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

If the clinical development of LB1148 is successful, the Company plans to eventually seek regulatory approvals of LB1148 initially in the United States, and may seek approvals in other geographies. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, the Company must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. The Company cannot assure you that the FDA or non-U.S. regulatory authorities would consider its planned clinical trials to be sufficient to serve as the basis for approval of its product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of the Company’s clinical trials and in determining whether the results demonstrate that its product candidates are safe and effective. If the Company is required to conduct clinical trials of its product candidates in addition to those it has planned prior to approval, the Company will need substantial additional funds, and cannot assure you that the results of any such outcomes trial or other clinical trials will be sufficient for approval.

The Company’s product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Unforeseen side effects from LB1148 could arise either during clinical development or, if approved, after it has been marketed. Undesirable side effects could cause the Company, any partners with which the Company may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities.

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm the Company’s business, financial condition, operating results and prospects.

Additionally, if the Company or others identify undesirable side effects, or other previously unknown problems, caused by a product after obtaining U.S. or foreign regulatory approval, a number of potentially negative consequences could result, which could prevent the Company or its potential partners from achieving or maintaining market acceptance of the product and could substantially increase the costs of commercializing such product.

The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

The Company, as well as investigator sponsors, have conducted clinical trials, is conducting clinical trials, and may in the future choose to conduct one or more clinical trials outside of the United States. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusion. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of the Company’s business plan.

The Company expects to rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.

The Company expects to rely on third-party contract research organizations (“CROs”) to conduct and oversee its LB1148 clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. the Company will rely heavily on these parties for the execution of its clinical trials and preclinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. the Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the Company’s clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with product produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would delay the regulatory approval process.

If any of the Company’s CROs or clinical trial sites terminate their involvement in one of its clinical trials for any reason, it may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if the Company’s relationship with clinical trial sites is terminated, it may experience the loss of follow-up information on patients enrolled in its ongoing clinical trials unless the Company is able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for the Company’s clinical trials may serve as scientific advisors or consultants to it from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

Even if the Company receives marketing approval for LB1148, or any future product candidate, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require the Company to provide supporting scientific, clinical and cost effectiveness data to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

The Company cannot be sure that coverage and reimbursement will be available for any product that it commercializes and, if coverage and reimbursement are available, what the level of reimbursement will be. The Company’s inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that the Company develops could have a material adverse effect on its operating results, its ability to raise capital needed to commercialize products and its overall financial condition.

Reimbursement may impact the demand for, and the price of, any product for which the Company obtains marketing approval. Assuming the Company obtains coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use the Company’s products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the Company’s products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

The Company’s expects to experience pricing pressures in connection with the sale of any of its product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that the Company may receive for any approved product.

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, the Company may be required to conduct a clinical trial that compares the cost-effectiveness of its product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, the Company might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay its commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, the Company is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder the Company’s ability to recoup its investment in one or more product candidates, even if such product candidates obtain marketing approval.

Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of both LB1148, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and it may not be commercially successful even though it is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

•	patient demand for approved products that treat the indication for which a product is approved;

•	the effectiveness of the product compared to other available therapies or treatment regimens;

•	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

•	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;
•	insurers’ willingness to see the applicable indication as a disease worth treating’

•	proper administration;

•	patient satisfaction with the results, administration and overall treatment experience;

•	limitations or contraindications, warnings, precautions or approved indications for use different than those sought by the Company that are contained in the final FDA-approved labeling for the applicable product;

•	any FDA requirement to undertake a risk evaluation and mitigation strategy;

•	the effectiveness of the Company’s sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;

•	adverse publicity about a product or favorable publicity about competitive products;

•	new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

•	potential product liability claims or other product-related litigation.

If LB1148 is approved for use but fails to achieve the broad degree of physician and patient adoption necessary for commercial success, the Company’s operating results and financial condition will be adversely affected, which may delay, prevent or limit its ability to generate revenue and continue its business.

The Company’s product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that the Company is developing, including LB1148. The Company will face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, medical device companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than the Company. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with the Company’s target physicians, which could inhibit the Company’s market penetration efforts.

With respect to the Company’s lead product candidate, LB1148, for the indication of postoperative improvement of bowel function, the Company expects to face competition in the pharmacological therapy space from alvimopan, marketed as a branded product, ENTEREG, by Merck, as well as in generic form. There are no pharmacotherapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery or for the reduction or elimination of postoperative intra-abdominal adhesions. However, the Company will face general competition from other medical interventions, namely surgical procedures and adhesion barrier products. Adhesion barrier products approved for abdominal or pelvic surgery in the United States consist of SEPRAFILM, INTERCEED and ADEPT. In addition, several products are used off-label for adhesion prevention in the United States, including EVICEL, SURGIWRAP, COSEAL and PRECLUDE. Adhesion barrier products available outside the United States include HYALOBARRIER, SPRAYSHIELD, PREVADH, and INTERCOAT. Such products are used as adjunctive interventions, have variable efficacy, and are not easily used with laparoscopic procedures, which are becoming increasingly common.

Any adverse developments that occur during any clinical trials conducted by Newsoara may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.

Newsoara Biopharma Co., Ltd. (“Newsoara”) has the rights to develop and commercialize LB1148 in China for return of bowel function, reduction of adhesions, and sepsis. If serious adverse events occur during any clinical trials Newsoara decides to conduct with respect to LB1148, the FDA and other regulatory authorities may delay, limit or deny approval of LB1148 or require the Company to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If the Company receives FDA approval for LB1148 and a new and serious safety issue is identified in connection with clinical trials conducted by Newsoara, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict the Company’s ability to market and sell the Company’s product. In addition, treating physicians may be less willing to administer the Company’s product due to concerns over such adverse events, which would limit the Company’s ability to commercialize LB1148.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is an early-stage biotechnology company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2005 and its operations, to date, have been limited to business planning, raising capital, developing the Company’s pipeline assets and other research and development. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidates.

The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to its biopharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country and frequently are revised.

Even after the Company achieves U.S. regulatory approval for a product candidate, if any, the Company will be subject to continued regulatory review and compliance obligations. For example, with respect to the Company’s product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. The Company also will be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion and recordkeeping for the Company’s product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of the Company’s product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion (“OPDP”) regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, the Company may be subject to similar or more onerous (i.e., prohibition on direct-to-consumer advertising that does not exist in the United States) restrictions and requirements imposed by laws and government regulators in those countries.

In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If the Company or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the manufacturing, processing, distribution or storage facility where, or processes by which, the product is made, a regulatory agency may impose restrictions on that product or the Company, including requesting that the Company initiate a product recall, or requiring notice to physicians or the public, withdrawal of the product from the market, or suspension of manufacturing.

If the Company, its product candidates or the manufacturing facilities for its product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the sale, marketing or manufacturing of the product, amend, suspend or withdraw product approvals or revoke necessary licenses;

•	mandate modifications to promotional and other product-specific materials or require the Company to provide corrective information to healthcare practitioners or in its advertising;

•	require the Company or its partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, penalties for noncompliance and, in extreme cases, require an independent compliance monitor to oversee the Company’s activities;

•	issue warning letters, bring enforcement actions, initiate surprise inspections, issue show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	commence criminal investigations and prosecutions;

•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•	impose other civil or criminal penalties;

•	suspend any ongoing clinical trials;

•	place restrictions on the kind of promotional activities that can be done;

•	delay or refuse to approve pending applications or supplements to approved applications filed by the Company or its potential partners;

•	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require the Company or its partners to initiate a product recall.

The regulations, policies or guidance of the FDA and other applicable government agencies may change, and new or additional statutes or government regulations may be enacted, including at the state and local levels, which can differ by geography and could prevent or delay regulatory approval of the Company’s product candidates or further restrict or regulate post-approval activities. The Company cannot predict the likelihood, nature or extent of adverse government regulations that may arise from future legislation or administrative action, either in the United States or abroad. If the Company is not able to achieve and maintain regulatory compliance, it may not be permitted to commercialize its product candidates, which would adversely affect its ability to generate revenue and achieve or maintain profitability.

The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.

The Company currently has no marketing capabilities and no sales organization. To commercialize the Company’s product candidates, if approved, in the United States and other jurisdictions, the Company must build its marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and the Company may not be successful in doing so. Although the Company’s employees, consultants, contractors, and partners have experience in the marketing, sale and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, the Company as a company has no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including its ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of the Company’s internal sales, marketing, distribution and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products.

The Company may face product liability exposure, and if successful claims are brought against it, the Company may incur substantial liability if its insurance coverage for those claims is inadequate.

The Company faces an inherent risk of product liability or similar causes of action as a result of the clinical testing of its product candidates and will face an even greater risk if the Company commercializes any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority and notwithstanding the Company complying with applicable laws on promotional activity. The Company’s products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with the Company’s product candidates could result in injury to a patient or potentially even death. The Company cannot offer any assurance that it will not face product liability suits in the future, nor can it assure that its insurance coverage will be sufficient to cover its liability under any such cases.

In addition, a liability claim may be brought against the Company even if its product candidates merely appear to have caused an injury. Product liability claims may be brought against the Company by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with its product candidates, among others, and under some circumstances even government agencies. If the Company cannot successfully defend itself against product liability or similar claims, it will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal or delay of recruitment or decreased enrollment rates of clinical trial participants;

•	termination or increased government regulation of clinical trial sites or entire trial programs;

•	the inability to commercialize the Company’s product candidates;

•	decreased demand for the Company’s product candidates;

•	impairment of the Company’s business reputation;

•	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

•	substantial costs of any related litigation or similar disputes;

•	distraction of management’s attention and other resources from the Company’s primary business;

•	significant delay in product launch;

•	substantial monetary awards to patients or other claimants against the Company that may not be covered by insurance;

•	withdrawal of reimbursement or formulary inclusion; or

•	loss of revenue.

The Company intends to obtain product liability insurance coverage for its clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. The Company’s insurance coverage may not be sufficient to cover all of its product liability-related expenses or losses and may not cover it for any expenses or losses it may suffer. Moreover, insurance coverage is becoming increasingly expensive, restrictive and narrow, and, in the future, the Company may not be able to maintain adequate insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect it against losses due to product liability or other similar legal actions. The Company will need to increase its product liability coverage if any of its product candidates receive regulatory approval, which will be costly, and it may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all and for all geographies in which the Company wishes to launch. A successful product liability claim or series of claims brought against the Company, if judgments exceed its insurance coverage, could decrease its cash and harm its business, financial condition, operating results and future prospects.

The Company’s employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with whom the Company may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

The Company is exposed to the risk that its employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with which the Company may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, antikickback and Medicare/Medicaid rules, or laws that require the true, complete and accurate reporting of financial information or data, books and records. If any such or similar actions are instituted against the Company and the Company is not successful in defending itself or asserting the Company’s rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarments, contractual damages, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of the Company’s operations, any of which could adversely affect the Company’s ability to operate the Company’s business and the Company’s operating results.

The Company may be subject to risks related to off-label use of its product candidates.

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of the Company’s products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

Even if the Company obtains regulatory approval for its product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In the United States, engaging in impermissible promotion of the Company’s product candidates for off-label uses can also subject it to false claims litigation under federal and state statutes, which can lead to civil, criminal and/or administrative penalties and fines and agreements, such as a corporate integrity agreement, that materially restrict the manner in which the Company promotes or distributes its product candidates. If the Company does not lawfully promote its products once they have received regulatory approval, the Company may become subject to such litigation and, if it is not successful in defending against such actions, those actions could have a material adverse effect on its business, financial condition and operating results and even result in having an independent compliance monitor assigned to audit the Company’s ongoing operations for a lengthy period of time.

The Company’s or third party’s clinical trials may fail to demonstrate the safety and efficacy of its product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase the Company’s costs or necessitate the abandonment or limitation of the development of the product candidate.

Before obtaining marketing approvals for the commercial sale of any product candidate, the Company must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, the Company may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an IRB may also require that the Company suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

The Company may expend its limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Because the Company has limited financial and managerial resources, it is currently focusing only on development programs that it identifies for specific indications for its product candidates. As a result, the Company may forego or delay pursuit of opportunities for other indications, or with other potential product candidates that later prove to have greater commercial potential. the Company’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. The Company’s spending on current and future research and development programs for specific indications or future product candidates may not yield any commercially viable product. If the Company does not accurately evaluate the commercial potential or target market for its product candidates, it may not gain approval or achieve market acceptance of that candidate, and its business and financial results will be harmed.

The Company may choose not to continue developing or commercializing any of its product candidates, or may choose not to commercialize product candidates in approved indications, at any time during development or after approval, which would reduce or eliminate its potential return on investment for those product candidates.

At any time, the Company may decide to discontinue the development of any of its product candidates for a variety of reasons, including the appearance of new technologies that make its product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If the Company terminates a program in which it has invested significant resources, the Company will not receive any return on its investment and it will have missed the opportunity to have allocated those resources to potentially more productive uses.

Healthcare reform measures could hinder or prevent the commercial success of the Company’s product candidates.

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act”), and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code was eliminated beginning in 2019. In addition, litigation may prevent some or all of the Affordable Care Act legislation from taking effect. For example, on December 14, 2018, the U.S. District Court for the Northern District of Texas held that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the tax reform legislation, the remaining provisions of the Affordable Care Act are invalid as well. The impact of this ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. While the ruling will have no immediate effect, it is unclear how this decision, and subsequent appeals, if any, will impact the law. In 2019 and beyond, the Company may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect the Company’s business and financial results.

Additionally, in October 2018, the U.S. President proposed to lower Medicare Part B drug prices, in addition to contemplating other measures to lower prescription drug prices. While this proposal has not yet been enacted, the Company expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates if approved or additional pricing pressures.

There are also calls to ban all direct-to-consumer advertising of pharmaceuticals, which would limit the Company’s ability to market its product candidates. The United States is in a minority of jurisdictions that allow this kind of advertising and its removal could limit the potential reach of a marketing campaign.

The Company may also be subject to stricter healthcare laws, regulation and enforcement, and its failure to comply with those laws could adversely affect its business, operations and financial condition.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to the Company’s business. The Company is subject to regulation by both the federal government and the states in which it or its partners conduct business. The healthcare laws and regulations that may affect the Company’s ability to operate include: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product among other things); the federal physician sunshine requirements under the Affordable Care Act; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; the new federal Right-to-Try legislation; and state law equivalents of many of the above federal laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the Company’s business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against the Company for violation of these laws, even if the Company successfully defends against it, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business and result in reputational damage. If the Company’s operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to the Company, it may be subject to penalties, including administrative, civil and criminal penalties, damages, including punitive damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of its operations, and injunctions, any of which could adversely affect the Company’s ability to operate its business and its financial results.

The Company’s failure to successfully to in-license, acquire, develop and market additional product candidates or approved products would impair its ability to grow its business.

The Company intends to in-license, acquire, develop and market additional products and product candidates. Because the Company’s internal research and development capabilities are limited, it may be dependent on pharmaceutical companies, academic or government scientists and other researchers to sell or license products or technology to it. The success of this strategy depends partly on the Company’s ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with the Company for the license or acquisition of product candidates and approved products. The Company has limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into its current infrastructure. Moreover, the Company may devote resources to potential acquisitions or licensing opportunities that are never completed, or the Company may fail to realize the anticipated benefits of such efforts. The Company may not be able to acquire the rights to additional product candidates on terms that it finds acceptable or at all.

Further, any product candidate that the Company acquires may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, the Company cannot provide assurance that any approved products that it acquires will be manufactured or sold profitably or achieve market acceptance.

The Company may seek to avail itself of mechanisms to expedite the development or approval for product candidates it may pursue in the future, such as fast track or breakthrough designation, but such mechanisms may not actually lead to a faster development or regulatory review or approval process.

LB1148 has received Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis, etc.) associated with gut hypoperfusion injury in pediatric patients who underwent congenital heart disease repair surgery. In addition, the Company may seek fast track designation, breakthrough designation, orphan drug designation, rare pediatric disease designation, priority review, or accelerated approval for product candidates it may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if the Company believes a particular product candidate is eligible for any such mechanism, it cannot guarantee that the FDA would decide to grant it. Even if it does obtain fast track or priority review designation or pursue an accelerated approval pathway, the Company may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from the Company’s clinical development program.

The Company intends to seek breakthrough designation for LB1148 for the treatment of postoperative GI dysfunction associated with gut hypoperfusion injury in pediatric patients who underwent congenital heart disease repair surgery and for the treatment of postoperative GI dysfunction associated with major surgeries that risk disrupting the intestinal mucosal barrier. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if the Company believes a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The Company cannot be sure that its evaluation of a product candidate as qualifying for breakthrough therapy designation will meet the FDA’s requirements. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened.

Designation of a drug or biologic as a rare pediatric disease therapy and/or as an orphan drug therapy may also come with accelerated approval rights. In addition, drugs and biologics can also obtain pediatric and/or orphan drug market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms and orphan drug designation may add additional years of exclusivity. However, even if one or more product candidates qualifies for rare pediatric disease designation and/or orphan drug designation, the FDA may later decide that the product candidate no longer meets the conditions for this designation or may decide that the time period for FDA review or approval will not be accelerated.

Risks Related to the Company’s Dependence on Third Parties

The Company expects to rely on collaborations with third parties for the successful development and commercialization of its product candidates.

The Company expects to rely upon the efforts of third parties for the successful development and commercialization of the Company’s current and future product candidates. The clinical and commercial success of the Company’s product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:

•	the Company’s partners’ ability to execute their responsibilities in a timely, cost-efficient and compliant manner;

•	reduced control over delivery and manufacturing schedules;

•	price increases and product reliability;

•	manufacturing deviations from internal or regulatory specifications;

•	quality incidents;

•	the failure of partners to perform their obligations for technical, market or other reasons;

•	misappropriation of the Company’s current or future product candidates; and

•	other risks in potentially meeting the Company’s current and future product commercialization schedule or satisfying the requirements of its end-users.

•	the Company cannot assure you that it will be able to establish or maintain third-party relationships in order to successfully develop and commercialize its product candidates.

The Company relies completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates, which may include sole-source suppliers and manufacturers; the Company intends to rely on third parties for commercial supply, manufacturing and distribution if any of its product candidates receive regulatory approval; and the Company expects to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

The Company does not currently have, nor does it plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, the Company has not entered into a long-term commercial supply agreement to provide it with such drug substances or products. As a result, the Company’s ability to develop its product candidates is dependent, and the Company’s ability to supply its products commercially will depend, in part, on the Company’s ability to obtain the active pharmaceutical ingredients (“APIs”) and other substances and materials used in its product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If the Company fails to develop and maintain supply and other technical relationships with these third parties, it may be unable to continue to develop or commercialize its products and product candidates.

The Company does not have direct control over whether its contract suppliers and manufacturers will maintain current pricing terms, be willing to continue supplying the Company with APIs and finished products or maintain adequate capacity and capabilities to serve its needs, including quality control, quality assurance and qualified personnel. The Company is dependent on its contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, the Company may not be able to commercialize or obtain regulatory approval for the affected product or product candidate successfully, and the Company may be held liable for injuries sustained as a result.

In order to conduct larger or late-stage clinical trials for its product candidates and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, the Company’s contract manufacturers and suppliers will need to produce its drug substances and product candidates in larger quantities, more cost-effectively and, in certain cases, at higher yields than they currently achieve. If the Company’s third-party contractors are unable to scale up the manufacture of any of its product candidates successfully in sufficient quality and quantity and at commercially reasonable prices, or are shut down or put on clinical hold by government regulators, and the Company is unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and the Company is unable to transfer the processes successfully on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm its business, financial condition, operating results and prospects.

The Company expects to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. the Company’s supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for its needs. Additionally, any damage to or destruction of the Company’s third-party manufacturer’s or suppliers’ facilities or equipment, even by force majeure, may significantly impair its ability to have its products and product candidates manufactured on a timely basis. The Company’s reliance on contract manufacturers and suppliers further exposes it to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate the Company’s trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of the Company’s suppliers may be located outside of the United States. This may give rise to difficulties in importing the Company’s products or product candidates or their components into the United States or other countries.

Risks Related to the Company’s Financial Operations

The Company has expressed substantial doubt about its ability to continue as a going concern.

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to uncertainties that the Company’s cash flows generated from its operations will be sufficient to meet its current operating costs and the Company’s future financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s audited financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

If the Company is unable to meet its current operating costs, the Company would need to seek additional financing or modify its operational plans. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all.

The Company may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as terrorism that could disrupt its business operations, and its business continuity and disaster recovery plans may not adequately protect it from a serious disaster.

The Company’s headquarters and main research facility are located in the greater San Diego area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, health pandemics or epidemics, terrorism and similar unforeseen events beyond its control, including for example the ongoing COVID-19 pandemic, prevented it from using all or a significant portion of its headquarters or research facility, it may be difficult or, in certain cases, impossible for the Company to continue its business for a substantial period of time. The Company does not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of the Company’s internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with its lack of earthquake insurance, could have a material adverse effect on its business. Furthermore, integral parties in the Company’s supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect its supply chain, it could have a material adverse effect on the Company’s ability to conduct clinical trials, its development plans and its business.

The Company’s business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in its cyber-security.

Despite the implementation of security measures, the Company’s internal computer systems and those of its current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While the Company has not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in the Company’s operations, it could result in a material disruption of its development programs and its business operations. In addition, since the Company sponsors clinical trials, any breach that compromises patient data and identities causing a breach of privacy could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in the Company to recruit for future clinical trials. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, the Company’s data or applications or inappropriate disclosure of confidential or proprietary information, the Company could incur liability and the further development and commercialization of its products and product candidates could be delayed.

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s financial statements.

The Company’s management has identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations.

Risks Related to the Company’s Intellectual Property

The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.

The Company’s success with respect to its product candidates will depend, in part, on its ability to obtain and maintain patent protection in both the United States and other countries, to preserve its trade secrets and to prevent third parties from infringing on its proprietary rights. The Company’s ability to protect its product candidates from unauthorized or infringing use by third parties depends in substantial part on its ability to obtain and maintain valid and enforceable patents around the world.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and the Company and its current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner in all the countries that are desirable. It is also possible that the Company or its current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of the Company’s patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of its business. Moreover, the Company’s competitors independently may develop equivalent knowledge, methods and know-how or discover workarounds to the Company patents that would not constitute infringement. Any of these outcomes could impair the Company’s ability to enforce the exclusivity of its patents effectively, which may have an adverse impact on its business, financial condition and operating results.

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, the Company’s ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions especially across countries. Accordingly, rights under any existing patents or any patents the Company might obtain or license may not cover its product candidates or may not provide the Company with sufficient protection for its product candidates to afford a sustainable commercial advantage against competitive products or processes, including those from branded, generic and over-the-counter pharmaceutical companies. In addition, the Company cannot guarantee that any patents or other intellectual property rights will issue from any pending or future patent or other similar applications owned by or licensed to the Company. Even if patents or other intellectual property rights have issued or will issue, the Company cannot guarantee that the claims of these patents and other rights are or will be held valid or enforceable by the courts, through injunction or otherwise, or will provide the Company with any significant protection against competitive products or otherwise be commercially valuable to the Company in every country of commercial significance that the Company may target.

The Company’s ability to obtain and maintain valid and enforceable patents depends on whether the differences between its technology and the prior art allow its technology to be patentable over the prior art. The Company does not have outstanding issued patents covering all of the recent developments in its technology and is unsure of the patent protection that it will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents the Company owns or licenses, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patents the Company holds or pursues with respect to its product candidates is challenged, it could dissuade companies from collaborating with the Company to develop or threaten its ability to commercialize or finance its product candidates.

The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent or duration as in the United States, and many companies have encountered significant difficulties in acquiring, maintaining, protecting, defending and especially enforcing such rights in foreign jurisdictions. If the Company encounters such difficulties in protecting or are otherwise precluded from effectively protecting its intellectual property in foreign jurisdictions, its business prospects could be substantially harmed, especially internationally.

Proprietary trade secrets and unpatented know-how are also very important to the Company’s business. Although the Company has taken steps to protect its trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or enforced by courts, that the Company would have adequate remedies for any breach, including injunctive and other equitable relief, or that its trade secrets and unpatented know-how will not otherwise become known, inadvertently disclosed by the Company or its agents and representatives, or be independently discovered by its competitors. If trade secrets are independently discovered, the Company would not be able to prevent their use and if the Company and its agents or representatives inadvertently disclose trade secrets and/or unpatented know-how, the Company may not be allowed to retrieve this and maintain the exclusivity it previously enjoyed.

The Company may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting and defending patents on the Company’s product candidates does not guarantee exclusivity. The requirements for patentability differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States, especially when it comes to granting use and other kinds of patents and what kind of enforcement rights will be allowed, especially injunctive relief in a civil infringement proceeding. Consequently, the Company may not be able to prevent third parties from practicing its inventions in all countries outside the United States and even in launching an identical version of the Company’s product notwithstanding the Company has a valid patent in that country. Competitors may use the Company’s technologies in jurisdictions where it has not obtained patent protection to develop their own products, or produce copy products, and, further, may export otherwise infringing products to territories where the Company has patent protection but enforcement on infringing activities is inadequate or where the Company has no patents. These products may compete with the Company’s products, and the Company’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, and the judicial and government systems are often corrupt, which could make it difficult for the Company to stop the infringement of its patents or marketing of competing products in violation of its proprietary rights generally. Proceedings to enforce its patent rights in foreign jurisdictions could result in substantial costs and divert its efforts and attention from other aspects of its business, could put its global patents at risk of being invalidated or interpreted narrowly and its global patent applications at risk of not issuing, and could provoke third parties to assert claims against it. The Company may not prevail in any lawsuits that the Company initiates or infringement actions brought against the Company, and the damages or other remedies awarded, if any, may not be commercially meaningful when the Company is the plaintiff. When the Company is the defendant it may be required to post large bonds to stay in the market while it defends itself from an infringement action.

In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patent holder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. In these situations, the royalty the court requires to be paid by the license holder receiving the compulsory license is not calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, the Company may have limited remedies if its patents are infringed or if the Company is compelled to grant a license to its patents to a third party, which could also materially diminish the value of those patents. This would limit its potential revenue opportunities. Accordingly, the Company’s efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that the Company owns or licenses, especially in comparison to what it enjoys from enforcing its intellectual property rights in the Unites States. Finally, the Company’s ability to protect and enforce its intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.

Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If the Company or its licensors fail to maintain the patents and patent applications covering its product candidates for any reason, the Company’s competitors might be able to enter the market, which would have an adverse effect on the Company’s business.

If the Company fails to comply with its obligations under its intellectual property license agreements, it could lose license rights that are important to its business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of its rights to the relevant intellectual property or technology or increase its financial or other obligations to its licensors.

The Company has entered into in-license arrangements with respect to certain of its product candidates. These license agreements impose various diligence, milestone, royalty, insurance and other obligations on the Company. If the Company fails to comply with these obligations, the respective licensors may have the right to terminate the license, in which event the Company may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect its business, financial condition, operating results and prospects.

If the Company is sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay it from developing or commercializing its product candidates.

The Company’s commercial success depends on its ability to develop, manufacture, market and sell its product candidates and use its proprietary technologies without infringing the proprietary rights of third parties. The Company cannot assure that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S.- and foreign-issued patents and pending patent applications owned by third parties exist in the fields relating to its product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that its product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents and other intellectual property rights cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in the Company’s fields across many countries, there may be a risk that third parties may allege they have patent rights encompassing the Company’s product candidates, technologies or methods.

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by the Company’s product candidates or proprietary technologies notwithstanding patents the Company may possess. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, the Company cannot be certain that others have not filed patent applications for technology covered by its own and in-licensed issued patents or its pending applications. the Company’s competitors may have filed, and may in the future file, patent applications covering the Company’s own product candidates or technology similar to the Company’s technology. Any such patent application may have priority over the Company’s own and in-licensed patent applications or patents, which could further require the Company to obtain rights to issued patents covering such technologies, which may mean paying significant licensing fees or the like. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, the Company or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

The Company may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that its product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act or other countries’ laws similar to the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug, and this type of litigation can be costly and could adversely affect its operating results and divert the attention of managerial and technical personnel, even if the Company does not infringe such patents or the patents asserted against the Company is ultimately established as invalid. There is a risk that a court would decide that the Company is infringing the third party’s patents and would order the Company to stop the activities covered by the patents. In addition, there is a risk that a court will order the Company to pay the other party significant damages for having violated the other party’s patents.

Because the Company relies on certain third-party licensors and partners and will continue to do so in the future, if one of its licensors or partners is sued for infringing a third party’s intellectual property rights, the Company’s business, financial condition, operating results and prospects could suffer in the same manner as if the Company were sued directly. In addition to facing litigation risks, the Company has agreed to indemnify certain third-party licensors and partners against claims of infringement caused by the Company’s proprietary technologies, and the Company has entered or may enter into cost-sharing agreements with some its licensors and partners that could require the Company to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by its proprietary technologies. In certain instances, these cost-sharing agreements could also require the Company to assume greater responsibility for infringement damages than would be assumed just on the basis of its technology.

The occurrence of any of the foregoing could adversely affect the Company’s business, financial condition or operating results.

The Company may be subject to claims that its officers, directors, employees, consultants or independent contractors have wrongfully used or disclosed to LBS alleged trade secrets of their former employers or their former or current customers.

As is common in the biotechnology and pharmaceutical industries, certain of the Company’s employees were formerly employed by other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Moreover, LBS engages the services of consultants to assist LBS in the development of the Company’s products and product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including its competitors or potential competitors. LBS may be subject to claims that these employees and consultants or LBS has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although LBS has no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if LBS is successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to its management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Risks Related to the Company post-Merger

The following risk factors relate to the Company subsequent to the completion of the Merger which was consummated on April 27, 2021. All references to the Company refer to Palisade Bio, Inc. subsequent to the Merger.

The Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.

The Company will require substantial additional funds to conduct the costly and time-consuming clinical efficacy trials necessary to pursue regulatory approval of LB1148 and any other product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely the rights of its common stockholders. Further, to the extent that the combined company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholder’s ownership interest in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

The Company’s business could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 pandemic, in regions where it or third parties on which it relies have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect the Company’s operations, including at its headquarters in California, which is currently subject to a county-wide stay-at-home order, and at clinical trial sites, as well as the business or operations of manufacturers, CROs or other third parties with whom the Company conducts business.

The Company’s business could be adversely affected by the effects of health pandemics or epidemics in regions where it has concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom it relies. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to most countries, including the United States and many other countries. The Company’s headquarters is located in San Diego County, California, and many of the Company’s raw materials for manufacture of LB1148 are produced in foreign countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States and numerous other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19. Further, on March 19, 2020 the State of California declared a statewide stay at home order for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic, and the order is currently adjusted on a county-by-county basis based on numerous pandemic measures. Due to the stay at home order, the Company has implemented work-from-home policies for all of its employees. The effects of the stay at home order and work-from-home policies may negatively impact productivity, disrupt business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in operations could negatively impact the Company’s business, operating results and financial condition.

Quarantines, stay at home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, may impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt the Company’s supply chain. In particular, some of the Company’s suppliers of certain materials used in the production of the Company’s drug products are located in countries outside the United States, where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, restrictions resulting from the COVID-19 pandemic may disrupt the Company’s supply chain or limit its ability to obtain sufficient materials for its product candidates.

In addition, the Company’s clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines interrupt healthcare services, particularly surgical services. Similarly, the Company’s ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely affect clinical trial operations. In addition, the COVID-19 pandemic may cause interruption or delays in the operation of the FDA or other regulatory authorities which could negatively affect the Company’s planned clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for the Company to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on the Company’s operations, and it will continue to monitor the COVID-19 situation closely. To the extent the COVID-19 pandemic adversely affects the Company’s operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The stock price of the Company may be highly volatile.

The market price of shares of the Company could be subject to significant fluctuations. Since the completion of the Merger on April 27, 2021, the Company’s stock price has already been subject to significant fluctuation. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of shares of the Company to fluctuate include, but are not limited to:

•	the ability of the Company to obtain timely regulatory approvals for LB1148 or future product candidates, and delays or failures to obtain such approvals;

•	failure of LB1148 if approved, to achieve commercial success;

•	issues in manufacturing LB1148 or future product candidates;

•	the results of current and any future clinical trials of LB1148;

•	failure of other Company product candidates, if approved, to achieve commercial success;

•	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;

•	the initiation of, material developments in, or conclusion of any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;

•	announcements of any dilutive equity financings;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	failure to elicit meaningful stock analyst coverage and downgrades of the company’s stock by analysts; and

•	the loss of key employees.

Moreover, the stock markets in general have experienced substantial volatility in the biotech industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of the Company’s shares.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity of the type that the Company recently completed with Seneca. Such litigation if brought could impact negatively the Company’s business.

The former Seneca stockholders may sell their shares of the Company.

Pursuant to the Merger Agreement, the stockholders of Seneca are not required to agree to restrictions on selling their stock. As such, the former Seneca stockholders may sell their stock of the Company at any time, subject to any securities laws restrictions, which could lead to a decline in the market value of the Company’s stock and could negatively impact future issuances of the Company’s equity securities.

The Company is expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its common stock being less attractive to investors.

As of the date of this Quarterly Report, the public float of the Company is less than $250 million and therefore qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, the Company will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. We cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

The Company does not anticipate paying any dividends in the foreseeable future.

The current expectation is that the Company will retain its future earnings to fund the development and growth of the company’s business. As a result, capital appreciation, if any, of the shares of the Company will be your sole source of gain, if any, for the foreseeable future.

If the Company fails to attract and retain management and other key personnel, it may be unable to successfully develop or commercialize its product candidates or otherwise implement its business plan.

The biotech industry has experienced a high rate of turnover in recent years. The Company’s ability to compete in the highly competitive biopharmaceuticals industry depends upon the ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. The Company will conduct its operations in the greater San Diego area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. The Company may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which the Company will compete have greater financial and other resources, different risk profiles and a longer history in the industry. The Company’s competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit the Company’s ability to continue to attract and retain high quality personnel, which could negatively affect its ability to successfully develop and commercialize our product candidates and to grow the business and operations as currently contemplated.

The Company’s ability to use NOL carryforwards and certain other tax attributes may be limited.

The Company has incurred substantial losses during its history and does not expect to become profitable in the near future, and it may never achieve profitability. Unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Pursuant to U.S. federal tax legislation enacted in late 2017, informally referenced as the Tax Cuts and Jobs Act, as modified under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, unused federal losses generated after December 31, 2017 will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. However, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; NOL carryforwards generated from 2018 or later and carried forward to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, NOLs arising in 2018, 2019 and 2020 can be carried back five years. Many states have similar laws. In addition, both current and future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. The Company has not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, if the Company earns net taxable income, its pre-2018 NOL carryforwards may expire prior to being used, its NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation after 2020 and, if the Company undergoes an ownership change (or if it previously underwent such an ownership change), its ability to use all of the pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if the Company or the Company attains profitability, it may be unable to use all or a material portion of its NOLs and other tax attributes, which could adversely affect future cash flows.

Changes in tax law could adversely affect the Company’s business.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect the Company or holders of its common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on the Company’s business, cash flow, financial condition or results of operations.

The Company will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

The Company will incur significant legal, accounting and other expenses that the Company did not incur as a private company prior to the Merger, including costs associated with public company reporting requirements. The Company also incurs costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new implemented requirements by the SEC and Nasdaq. These rules and regulations are expected to increase the Company’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, the Company’s management team consists of the executive officers of the Company prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on the Company’s board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause its business or stock price to suffer.

Anti-takeover provisions in the Company’s charter documents and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by the Company stockholders to replace or remove the Company management.

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding Company voting stock from merging or combining with the Company. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.

The trading market for the Company’s common stock is and will be influenced by the research and reports that equity research analysts publish about it and its business. Equity research analysts may elect not to provide research coverage of the Company’s common stock, and such lack of research coverage may adversely affect the market price of its common stock. In the event it does have equity research analyst coverage, the Company will not have any control over the analysts, or the content and opinions included in their reports. The price of the Company’s common stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on it regularly, demand for its common stock could decrease, which in turn could cause its stock price or trading volume to decline.

The Company will have broad discretion in the use of proceeds from the financing that closed concurrently with the Merger and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.

The Company will have broad discretion over the use of gross proceeds from the financing of approximately $20.0 million that was completed concurrently with the Merger on April 27, 2021. Its stockholders may not agree with the Company’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. The Company’s failure to apply the net proceeds of such financing effectively could compromise its ability to pursue its growth strategy and the Company might not be able to yield a significant return, if any, on its investment of these net proceeds. The Company’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from the financing.

If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.

The Company will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, the Company has never been required to test its internal controls within a specified period. This will require that the Company incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. The Company may experience difficulty in meeting these reporting requirements in a timely manner.

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. The Company’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If the Company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if it is unable to maintain proper and effective internal controls, the Company may not be able to produce timely and accurate financial statements. If that were to happen, the market price of its common stock could decline and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Risks Related to Ownership of the Company’s Common Stock

Certain of the Company’s outstanding common stock purchase warrants contain price protection provisions (anti-dilution protection) in the event that we sell securities at prices lower than the current exercise price of such warrants.

As of May 1, 2021, the Company had 23,127 common stock purchase warrants outstanding that were issued in its May 2016 registered offering, May 2016 private placement and August 2017 registered offering. All of such warrants contain price protection provisions in the event that the Company sells securities at a price per share below their respective exercise prices (collectively “Price Protection Warrants”). As a result of the Reverse Stock Split that occurred on April 27, 2021, the current price of the Price Protection Warrants is $5.40. In the event that the Company sells securities at a price per share lower than the current exercise price of the Price Protection Warrants, their exercise prices will be further reduced. Any future adjustments to the exercise prices of the Price Protection Warrants may have a negative impact on the trading price of the Company’s common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.

Our board of directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

The Company is entitled under its certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of the Company’s blank check preferred stock provide its board of directors with broad authority to determine voting, dividend, conversion, and other rights. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	File No.	Filing Date
2.01#	Agreement and Plan of Merger, dated December 16, 2020, by and among Palisade Bio, Inc., Townsgate Acquisition Sub 1, Inc. and Leading BioSciences, Inc.		8-K	2.1	001-33672	12/21/20

2.02	Form of Support Agreement, by and between Palisade Bio, Inc. and certain officers and directors of Palisade Bio, Inc.		8-K	10.1	001-33672	12/21/20

2.03	Form of Support Agreement, by and between Palisade Bio, Inc. and certain officers, directors and stockholders of Leading BioSciences, Inc.		8-K	10.2	001-33672	12/21/20

2.04	Form of Company Lock-Up Agreement		8-K	10.3	001-33672	12/21/20

2.05	Form of LBS Lock-Up Agreement		8-K	10.4	001-33672	12/21/20

2.06#	Contingent Value Rights Agreement, dated as of April 27, 2021, by and among the Company, American Stock Transfer & Trust Company, and Raul Silvestre.		8-K	10.1	001-33672	4/27/21

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(iii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K	3.01	001-33672	10/30/19

3.01(iv)	Certificate of Validation of Certificate to the Amended and Restated Certificate of Incorporation of Palisade Bio, Inc.		S-4	3.01(iv)	333-251659	12/23/20

3.01(v)	Amended and Restated Certificate of Incorporation of Seneca Biopharma effective April 27, 2021		8-K	3.1	001-33672	4/27/21

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.03(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015	8-K	3.01	001-33672	11/16/15

4.01**	Amended and Restated 2005 Stock Plan adopted on 6/28/07	10-QSB	4.2(i)	333-132923	8/14/07

4.02**	Neuralstem, Inc. 2007 Stock Plan	10-QSB	4.21	333-132923	8/14/07

4.03	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB	4.22	333-132923	3/27/08

4.04	Form of employee and consultant option grant pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	10-K	4.23	001-33672	3/31/10

4.05**	Amended Neuralstem 2010 Equity Compensation Plan adopted on June 22, 2017	DEF 14A	Appendix I	001-33672	5/1/17

4.06**	Form of Restricted Stock Award Agreement pursuant to our 2007 Stock Plan and 2010 Equity Compensation Plan	S-8	4.06	333-172563	3/1/11

4.07**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.08	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

4.09**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.10**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.11	Form of Common Stock Purchase Warrant from May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.12	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.13	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.14	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.15	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.16	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.01	001-33672	10/29/18

4.17	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.02	001-33672	10/29/18

4.18	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.19**	Seneca Biopharma 2019 Equity Incentive Plan	DEF 14A	Appendix I	001-33672	4/29/19

4.20**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.21**	Form of Restricted Option Grant from 2019 Equity Incentive Plan		S-1	4.43	333-232273	6/21/19

4.22**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan		S-1	4.44	333-232273	6/21/19

4.23	Form of Series M and Series N warrant from July 2019 Offering		S-1/A	4.45	333-232273	7/24/19

4.24	Form of Series O Pre-Funded Warrant from July 2019 Offering		S-1/A	4.46	333-232273	7/24/19

4.25	Form of Series P Replacement Warrant issued in January 2020 Offering		8-K	4.01	001-33672	1/22/20

4.26	Form of Series Q Replacement Warrant issued in January 2020 Offering		8-K	4.02	001-33672	1/22/20

4.27	Form of Placement Agent Warrant issued in January 2020 Offering		8-K	4.03	001-33672	1/22/20

4.28	Form of Placement Agent Warrant issued in May 2020 Offering		8-K	4.01	001-33672	5/27/20

4.29**	Seneca Biopharma 2020 Equity Incentive Plan		DEF 14A	Appendix C	001-33672	6/24/20

4.30	Form of Warrant to Purchase Shares of Common Stock of Leading Biosciences, Inc.		S-4	4.30	333-251659	12/23/20

4.31	Form of Bridge Warrant		8-K	4.1	001-33672	12/21/20

4.32	Form of Equity Warrant		8-K	4.2	001-33672	12/21/20

4.33	Form of Senior Secured note of Leading BioSciences, Inc.		S-4	4.33	333-251659	12/23/20

4.34	Registration Rights Agreement, by and between Palisade Bio, Inc. and the investor party thereto, dated December 16, 2020		8-K	4.3	001-33672	12/21/20

10.01**	Amended and Restated Executive employment Agreement, by and between Leading BioSciences, Inc. and JD Finley, dated January 24, 2021		S-4	10.23	333-251659	1/26/21

10.02	Form of Separation Agreement with Seneca Biopharma, Inc. Executives		8-K	10.01	001-33672	3/18/21

10.03	Amendment Agreement to Securities Purchase Agreement by and among, the Company, Leading BioSciences, Inc. and Altium Growth Fund, LP, dated May 3, 2021	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: May 14, 2021	/s/ Tom Hallam
Tom Hallam, PhD, Principal Executive

Date: May 14, 2021	/s/ J.D. Finley
J.D. Finley, Principal Financial Officer