Form 10-Q
period 2021-06-30
PALISADE BIO, INC.
filed 2021-08-23
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33672

PALISADE BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5800 Armada Drive, Suite 210

Carlsbad, California 92008

(858) 704-4900

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

As of August 20, 2021, there were 11,398,698 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

On April 27, 2021, Seneca Biopharma, Inc. (“Seneca”) completed its previously announced merger transaction with Leading BioSciences, Inc. (“LBS”) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 16, 2020 (the “Merger Agreement”), by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Immediately prior to the effective time of the Merger, LBS merged with and into Merger Sub. and LBS continued to exist as the surviving corporation. Concurrent with the closing of the Merger, on April 27, 2021 the Company effected a 1-for-6 reverse stock split of its common stock (“Reverse Stock Split”). Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Seneca” refers to the registrant prior to the completion of the Merger.

Palisade Bio, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Palisade Bio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,653	$713
Accounts receivable	59	59
Prepaid expenses and other current assets	2,013	124
Total current assets	14,725	896
Restricted cash	26	26
Deferred transaction costs	-	1,817
Right-of-use asset	195	275
Property and equipment, net	3	5
Total assets	$14,949	$3,019

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,406	$2,537
Accrued liabilities	955	2,740
Accrued compensation and benefits	164	1,590
Current portion of lease liability	184	168
Current portion of debt	696	578
Current portion of related party debt, net	445	469
Total current liabilities	3,850	8,082
Warrant liability	20,526	1,830
Non-current portion of debt	-	94
Lease liability, net of current portion	17	112
Total liabilities	24,393	10,118

Commitments and contingencies (Note 11)

Series C convertible preferred stock, $0.001 par value; 0 and 33,594,625 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 11,674,131 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $10.4 million as of December 31, 2020	-	9,503

Stockholders’ deficit:
Series A convertible preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	-
Common stock, $0.01 par value; 300,000,000 and 6,797,500 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 11,398,698 and 2,774,502 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	114	28
Additional paid-in capital	94,242	51,396
Accumulated deficit	(103,802)	(68,026)
Total stockholders' deficit	(9,444)	(16,602)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$14,949	$3,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$314	$650	$1,006	$1,902
In-process research and development	30,117	-	30,117	-
General and administrative	2,427	1,191	3,688	2,334
Total operating expenses	32,858	1,841	34,811	4,236
Loss from operations	(32,858)	(1,841)	(34,811)	(4,236)
Other income (expense):
Gain on forgiveness of PPP loan	-	-	279	-
Loss on issuance of secured debt	-	-	(686)	-
Change in fair value of warrant liability	5,133	-	5,175	-
Change in fair value of share liability	73	-	73	-
Interest expense	(655)	(11)	(2,367)	(11)
Other income	16	1	16	12
Loss on issuance of LBS Series 1 Preferred Stock	(1,881)	-	(1,881)	-
Issuance cost of warrants	(1,574)	-	(1,574)	-
Total other income (expense)	1,112	(10)	(965)	1
Net loss	$(31,746)	$(1,851)	$(35,776)	$(4,235)

Loss per share:
Basic	$(3.59)	$(0.67)	$(6.17)	$(1.53)
Diluted	$(4.10)	$(0.67)	$(6.96)	$(1.53)
Weighted average shares used in computing loss per share:
Basic	8,831,517	2,774,296	5,803,010	2,774,237
Diluted	8,984,198	2,774,296	5,879,351	2,774,237

Net loss attributable to common stockholders – basic	$(31,746)	$(1,851)	$(35,776)	$(4,235)
Change in fair value of warrants	$(5,119)	$-	$(5,119)	$-
Net loss attributable to common stockholders – diluted	$(36,865)	$(1,851)	$(40,895)	$(4,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Series C
	Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	11,674,131	$9,503	-	$-	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Stock-based compensation expense	-	-	-	-	-	-	569	-	569
Net loss	-	-	-	-	-	-	-	(4,030)	(4,030)
Balance, March 31, 2021	11,674,131	$9,503	-	$-	2,774,502	$28	$51,965	(72,056)	$(20,063)
Stock-based compensation expense	-	-	-	-	-	-	495	-	495
Issuance of common stock to vendor	-	-	-	-	118,833	1	1,183	-	1,184
Issuance of common stock warrants related to promissory note	-	-	-	-	-	-	16	-	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	-	-	786,957	-	-	-	2,421	-	2,421
Issuance of LBS Series 1 Preferred shares	-	-	4,516,611	-	-	-	-	-	-
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	-	-	(5,303,568)	-	5,303,568	53	(53)	-	-
Conversion of LBS Series C Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	-	-	317,420	3	9,500	-	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	-	-	-	-	2,884,375	29	28,699	-	28,728
Acquisition of Seneca Series A Preferred Stock upon Merger	-	-	200,000	2	-	-	-	-	2
Restricted stock units vested upon Merger	-	-	-	-	-	-	41	-	41
Equity warrant put rights activated upon Merger	-	-	-	-	-	-	(51)	-	(51)
Expiration of put rights on equity classified warrants	-	-	-	-	-	-	26	-	26
Net loss	-	-			-	-		(31,746)	(31,746)
Balance, June 30, 2021	-	$-	200,000	$2	11,398,698	$114	$94,242	$(103,802)	$(9,444)

	Three and Six Months Ended June 30, 2020
	Series C
	Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	11,674,131	$9,503	-	$-	2,774,176	$28	$49,344	$(57,704)	$(8,332)
Stock-based compensation expense	-	-	-	-	-	-	487	-	487
Net loss	-	-	-	-	-	-	-	(2,384)	(2,384)
Balance, March 31, 2020	11,674,131	$9,503	-	$-	2,774,176	$28	$49,831	$(60,088)	$(10,229)
Stock-based compensation expense	-	-	-	-	-	-	393	-	393
Issuance of common stock to vendor	-	-	-	-	11,987	-	9	-	9
Net loss	-	-	-	-	-	-	-	(1,851)	(1,851)
Balance, June 30, 2020	11,674,131	$9,503	-	$-	2,786,163	$28	$50,233	$(61,939)	$(11,678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net loss	$(35,776)	$(4,235)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2	1
In-process research and development	30,117	-
Noncash transaction costs shared with Seneca	(135)	-
Noncash lease expense	80	3
Gain on forgiveness of PPP loan	(279)	-
Accretion of debt discount and non-cash interest expense	2,203	12
Loss on issuance of LBS Series 1 Preferred Stock	1,881	-
Loss on issuance of debt	686	-
Issuance cost allocated to warrant	1,574	-
Change in fair value of warrant liabilities	(5,175)	-
Change in fair value of share liability	(73)	-
Stock-based compensation	1,064	880
Write off of accounts payable	183	-
RSU vesting expense	41	-
Changes in operating assets and liabilities:
Trade and other receivables	25	(53)
Prepaid and other assets	(1,294)	43
Accounts payable and accrued liabilities	(2,499)	998
Accrued compensation	(1,518)	-
Operating lease liabilities	(79)	-
Net cash used in operating activities	(8,972)	(2,351)

Cash flows from investing activities:
Cash acquired in connection with the Merger	3,279	-
Acquisition related costs paid	(2,985)	-
Purchases of property and equipment	-	(6)
Net cash provided by (used in) investing activities	294	(6)

Cash flows from financing activities:
Payments on debt	(285)	-
Proceeds from issuance of debt	1,250	279
Proceeds from issuance of LBS Series 1 Preferred Stock	19,900	-
Redemption of warrants	(99)	-
Payment of debt issuance costs	(148)	-
Net cash provided by financing activities	20,618	279

Net increase (decrease) in cash, cash equivalents and restricted cash	11,940	(2,078)
Cash, cash equivalents and restricted cash, beginning of period	739	3,623
Cash, cash equivalents and restricted cash, ending of period	12,679	1,545

Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	12,653	1,519
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	12,679	1,545

Supplemental disclosure of cash flows:
Interest paid	$50	$-
Supplemental disclosures of non-cash investing and financing activities:
Transaction costs shared with Seneca	$135	$-
Acquisition related costs included in accounts payable and accrued liabilities	$367	$-
Acquisition costs related to stock issuance	$1,184	$-
Issuance of common stock to former Seneca stockholders	$28,728	$-
Conversion of LBS Series C Preferred stock into common stock	$9,503	$-
Net assets acquired in the Merger	$2	$-
Acquisition related vesting of RSU’s assumed in the Merger	$41	$-
Acquisition related fair value change in warrant liability assumed in the Merger	$51	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Organization, Business and Financial Condition

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) completed an asset acquisition with Seneca Biopharma Inc. (“Seneca”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of December 16, 2020, (the “Merger Agreement”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Concurrent with the closing of the Merger, LBS outstanding common stock, common stock warrants and options for the purchase of LBS common stock were exchanged for Seneca common stock, Seneca common stock warrants and options for the purchase of Seneca common stock at a ratio of 0.02719 shares of LBS common stock equivalents to one share of Seneca common stock equivalents (the “Exchange Ratio”). On April 27, 2021, in connection with the Merger, Seneca filed a certificate of amendment to its amended and restated certificate of incorporation to affect a 1-for-6 reverse stock split of its common stock (Reverse Stock Split). Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented.

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

Palisade Bio is a clinical-stage biopharmaceutical company focused on the discovery and development of innovative therapies to improve the lives of patients affected by a broad range of diseases and conditions triggered by gastrointestinal dysregulation. The Company is on the forefront of elucidating the role the gut plays in driving multiple disease states and conditions inside and outside the gastrointestinal tract. The Company is applying its knowledge and its industry experience to develop oral small-molecule drugs to maintain the integrity of the gut epithelial barrier, microbiome, and gut immune cells to improve acute and chronic Gastrobiome™-mediated outcomes. Palisade’s initial focus is combatting the interruption of GI function (ileus) following major surgery to reduce recovery times and shorten patients’ length of stay in the hospital. The Company’s programs have the potential to prevent the formation of post-operative adhesions, as well as to address the myriad health conditions and complications associated with chronic disruption of the intestinal mucosal barrier.

The following Unaudited Condensed Consolidated Financial Statements are representative of LBS’s operations prior to the closing of the merger and the consolidated operations thereafter including the operations of Palisade’s wholly owned and controlled subsidiary located in the People’s Republic of China. All the entities are consolidated in our condensed consolidated financial statements and all intercompany activity has been eliminated.

Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At  June 30, 2021, the Company had an accumulated deficit of $103.8 million and cash and cash equivalents of $12.7 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. Management’s plans continue to be focused on raising additional capital or other financings, such as potential partnering events of the Company’s existing technology. However, no assurance can be given at this time as to whether the Company will achieve these objectives. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID- 19 pandemic”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally.

In April 2020, as a result of impacts and risks associated with the current COVID-19 pandemic, the Company paused enrollment and program activities surrounding the Company’s clinical trials. The COVID-19 pandemic has not affected the production or supply of the Company’s therapeutic candidate, LB1148. The COVID-19 pandemic may cause additional delays of the Company’s clinical trials or adversely impact the Company’s business. The Company cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Additionally, the Company’s workforce and outside consultants may also be affected, which could result in an adverse impact on the Company’s ability to conduct business. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

2. Summary of Significant Accounting Policies

Basis of Presentation

In management’s opinion, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly Palisade’s financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Financial Statements and Notes included in the Company’s financial statements filed on Form 8-K/A for the year ended December 31, 2020, filed with the SEC.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and notes. The most significant estimates in the Company’s financial statements relate to clinical trial accruals and valuation of derivative liabilities and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment which consists of research and development activities

Cash and Cash Equivalents

Cash and cash equivalents represent cash available in readily available checking and money market accounts. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

At each June 30, 2021 and December 31, 2020, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Transaction Costs

Deferred Transaction Costs consists of the direct and incremental costs incurred by the Company related to the acquisition of assets under the Merger Agreement. These costs represent legal, accounting and other direct costs related to the acquisition of assets under the Merger Agreement. As of June 30, 2021, and December 31, 2020, deferred transaction costs were approximately $0 and $1.8 million, respectively (see Note 3, Merger between Seneca and LBS for additional disclosure).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions and in money market accounts, and at times balances may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held nor has the Company experienced any losses in these accounts.

Property and Equipment, Net

Property and equipment, which consist of computers, are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (approximately three years). Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.

Convertible Preferred Stock

The Company’s Series C convertible preferred stock has been classified in the balance sheets as temporary equity instead of permanent equity within stockholders’ deficit in the balance sheet, in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as the stock is conditionally redeemable upon certain change in control events outside of the Company’s control, including the liquidation, sale or transfer of control of the Company. Upon such change in control events the holders of the convertible preferred stock can cause its redemption.

The Company did not adjust the carrying values of the convertible preferred stock to its redemption value as of December 31, 2020 since a liquidation event was not probable. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if, and when, it becomes probable such a liquidation event will occur.

In connection with the Merger, the Series C Convertible Preferred Stock converted to Common Stock.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, debt and derivative liabilities. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s current and non-current debt approximates its fair value due to the market rate of interest. The Company’s derivative financial instruments are carried at fair value based on unobservable market inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, including Monte-Carlo simulations. Derivative instruments are valued at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants, including options or warrants to non-employees in exchange for consulting or other services performed.

The Company accounts for its common stock warrants and tranche liability in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the condensed statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. Historically, the Company’s estimated accrued liabilities have materially approximated actual expense incurred. Clinical trial expenses are included in research and development expense.

Patent Costs

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. Debt issuance costs are recorded as a reduction to the carrying value of the debt and are amortized to interest expense for in the condensed statements of operations.

Income Taxes

The Company follows the ASC 740, Income Taxes, or ASC Topic 740 (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some of or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur as a reduction of expense. The Company estimates the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series C convertible preferred stock (the "Convertible Preferred Stock"), the Senior Secured Promissory Note Warrants and May 2021 Warrant issued in the pre-merger financing contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the “two-class method” is not required when the Company is in a net loss position. Dilutive loss per share is calculated by dividing net loss available to common stockholders, as adjusted for the impacts of dilutive securities, by the weighted-average number of shares outstanding plus the dilutive impact of potential common shares.

Diluted earnings per share is computed using the more dilutive of the "two class method" or the "if converted method." Dilutive earnings per share under the "two class method" is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares. Dilutive earnings per share under the "if converted method" is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares.

Potentially dilutive common shares consist of shares issuable for the Senior Secured Promissory Note Warrants and the May 2021 Warrants (see Note 8). These warrants have a dilutive impact when the average market price of our common stock exceeds the applicable conversion price of the respective warrants.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss  per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2021
Weighted average shares outstanding	8,831,517	2,774,296	5,803,010	2,774,237

Effect of potentially dilutive common shares from Senior Secured Promissory Note Warrants and the May 2021 Warrants	152,681	-	76,341	-

Weighted average shares used in calculating diluted loss per share	8,984,198	2,774,296	5,879,351	2,774,237

The following potentially common shares were excluded from diluted net loss per share because the effects would be anti-dilutive:

	June 30,
	2021	2020

Employee stock options	802,455	796,008
Warrants for common stock	851,168	99,714
Series C convertible preferred stock	-	317,420
Series A convertible preferred stock	6,479	-
RSU's Outstanding	8,817	-
Total	1,668,919	1,213,142

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In November 2017, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash and equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2018, with early adoption permitted. The Company adopted this standard on January 1, 2021, which did not have a material impact on its financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12"), as part of its initiative to reduce complexity in accounting standards. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. As required by ASU 2019-12, we adopted this ASU effective January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04"). The accounting standard update is effective for fiscal years beginning after December 15, 2021. The Company early adopted this standard effective January 1, 2021 and evaluated all outstanding financial instruments that would fall under the scope of ASU 2021-04. The Company applied ASU 2021-04 to the warrants modified during the second quarter of 2021 (see Note 8).

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

3. Merger between Seneca and LBS

On December 16, 2020, Seneca entered into a Merger Agreement, pursuant to which Merger Sub merged with and into LBS with LBS surviving as a wholly owned subsidiary of Seneca. On April 27, 2021, the Merger was completed.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, LBS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) LBS’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) LBS designated a majority of the members of the initial board of directors (5 of 8 total members) of the combined company, (iii) LBS’s senior management holds all key positions in the senior management of the combined company and (iv) the only employees remaining in the combined company are that of LBS employees (all Seneca employees were terminated on the date of Merger). As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of LBS.

Pursuant to the terms of the Merger Agreement, each share of LBS common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.02719 shares of Company common stock (the “Exchange Ratio”), such that, immediately following the effective date of the Merger, preexisting LBS equity holders held approximately 74.9% of the capital stock of Seneca outstanding immediately following the Merger, and the equity holders of Seneca immediately before the Merger held approximately 25.1% of the Seneca capital stock outstanding immediately following the Merger.

Holders of the Company’s common stock will be entitled to one vote for each share of common stock held of record for the election of directors and on all matters submitted to a vote of stockholders.

In accordance with the Merger Agreement, Seneca shareholders retain the right to receive cash payments if certain of the legacy Seneca patents or assets are sold within the 48 months following the Merger close. The contingent value right (“CVR”) payment amount is calculated as 80% of the net proceeds received (i.e., gross proceeds minus selling expenses) with no CVR payment required in the event such amount is less than $300,000 during the CVR term. Based on the information available at the time of the Merger, any contingent consideration associated with the CVR payment was deemed to have a remote possibility. As such, no consideration was recorded on the Company’s financial statements.

Reverse Stock Split and Exchange Ratio

On April 27, 2021, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-6 reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. The final Exchange Ratio incorporated the effect of this Reverse Stock Split, and all issued and outstanding common stock, excluding Seneca's assumed preferred stock (“Series A Convertible Preferred Stock”), have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding LBS common stock and underlying shares of common stock of, convertible preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented.

Merger

The Merger, which closed on April 27, 2021, as mentioned previously, was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar identifiable intangible assets, and the acquired assets did not have outputs or employees. As Seneca had not yet received regulatory approval for its product candidates, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expense in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021.

The total purchase price paid in the Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts).

Consideration Asset Allocation Schedule:

Purchase Price Consideration:
Number of shares of the combined company issued to Seneca's stockholders (i)	2,884,375
Multiplied by the fair value per share of Seneca's common stock (ii)	$9.96
Total share value consideration	$28,728

LBS transaction costs	$4,670

Total purchase price	$33,398

(i)	Represents the actual post reverse stock split effected number of shares of Seneca common stock outstanding immediately prior to the merger.
(ii)	The purchase price was based on the closing price as reported on the Nasdaq Capital Market on April 27, 2021 (i.e., the Merger close date).

The allocation of the purchase price is as follows (in thousands):

Fair Value of Assets
Cash and cash equivalents	$3,279
Accounts receivables	24
Prepaid and other current assets	1,270
Accounts payable and accrued expenses	(927)
Accrued compensation	(165)
Warrant liabilities, at fair value	(200)
In-process research and development (IPR&D) (1)	30,117

Purchase price	$33,398

(1) Represents the research and development projects of Seneca which were in-process, but not yet completed as of the date of the acquisition. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date.

4. Balance Sheet Details

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued accounts payable	$201	$1,018
Accrued clinical trial costs	589	875
Accrued director stipends	85	759
Accrued other	80	88
	$955	$2,740

5. Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

1)	Level 1: observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
2)	Level 2: inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
3)	Level 3: unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.

The Company has issued warrants that are accounted for as liabilities.  These warrants were valued using a Monte Carlo based valuation model. The Monte Carlo valuation technique was utilized because it embodies all the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.  Changes in fair value are recognized as a component of other income (expense) in the statement of operations.

During 2020, the fair value, $1.9 million, of the Senior Secured Promissory Note warrant liability was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 87 percent, (iv) risk-free interest rate of one-half percent, (v) contractual terms of approximately six years and (vi) a zero percent dividend rate.

As of June 30, 2021, the fair value of the Senior Secured Promissory Note Warrants was determined using a Monte Carlo simulation model that considered: i) a starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 99 percent; (iv) risk-free rate of approximately 0.90 percent, (v) contractual terms of approximately 5.4 years and (vii) a zero percent dividend rate.

The second tranche of the Senior Secured Promissory Notes and the Senior Secured Promissory Note Warrants were issued on February 1, 2021. The initial fair value of the second tranche of the Senior Secured Promissory Note Warrant liability of $1.8 million was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 88 percent, (iv) risk-free interest rate of approximately one-half percent, (v) contractual terms of approximately 5.8 years and (vii) a zero percent dividend rate.

The May 2021 Warrant was issued on May 20, 2021. The initial fair value of the May 2021 Warrant was $21.9 million and was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $10.15, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 91 percent, (iv) risk-free interest rate of approximately one percent, (v) contractual terms of approximately 5.6 years and (vii) a zero percent dividend rate.

As of June 30, 2021, the fair value of the May 2021 Warrant was determined using a Monte Carlo simulation model that considered: i) a starting stock price of $4.12, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 99 percent; (iv) risk-free rate of approximately 0.94 percent, (v) contractual terms of approximately 5.4 years and (vii) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 instruments for the three and six months ended June 30, 2021, and 2020, respectively (in thousands):

Three and six months ended June 30, 2021

Warrant Liability
Ending value at December 31, 2020	$1,830
Initial fair value at the original issuance date	1,832
Change in fair value during the period	(42)
Settlement of derivative liabilities
Ending value at March 31, 2021	$3,620
Initial fair value at the original issuance date	21,914
Equity classified warrant put feature activated	51
Change in fair value during the period	(5,133)
Seneca liability classified warrants assumed	200
Expiration of equity classified warrant put feature	(27)
Settlement of derivative liabilities	(99)
Ending value at June 30, 2021	$20,526

At June 30, 2021 and December 31, 2020, Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 7,813 of these warrants during the quarter ended June 30, 2021.

Additionally, as a result of the Merger, a put feature was activated on certain equity classified warrants associated with the October 2018 offering that temporarily required liability classification. These warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 12,500 of these warrants during the second quarter ended June 30, 2021. Upon expiration of the put right in May 2021, the remaining warrants were reclassified back to equity.

The (gains) losses resulting from the changes in the fair value of the liability classified warrants are classified as other income or expense in the accompanying unaudited condensed consolidated statements of operations. The fair value of the common stock purchase warrants is determined based on the Black-Scholes option pricing model or other option pricing models as appropriate and includes the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the warrant fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value.

6. Debt

Debt consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Financing agreements	$605	$22
Unsecured promissory notes	105	231
Related party note	445	510
Senior Secured debt	-	1,677
Paycheck Protection Program Loan	-	279
Total debt	1,155	2,719
Less: Unamortized debt discounts	(14)	(1,578)
Total debt, net	1,141	1,141
Less: current portion of debt	(1,141)	(1,047)
Non-current portion of debt	$-	$94

Financing Agreements

In June and October 2020, the Company entered into agreements to finance certain insurance policies (“Financing Agreements”). These Financing Agreements have a stated interest rate of 8.35%, are payable over ten months and are secured by the Company’s insurance policies. In April and May 2021, the Company entered into additional agreements to finance additional insurance policies (“Additional Financing Agreements”). The Additional Financing Agreements have a stated interest of 3.6% and 8.35% and are payable over a nine- and ten-month period. The agreements are secured by the associated insurance policies. As of June 30, 2021 and December 31, 2020, the aggregate remaining balance due under the Financing Agreements was $605,000 and $22,000, respectively.

Unsecured Promissory Notes

December 2019 Note

On December 18, 2019, the Company issued an unsecured promissory note for a principal sum of $100,000 to a consultant as payment for consulting services performed in 2019 (the “December 2019 Note”). The  December 2019 Note had a maturity date in December 2020. The outstanding principal under the  December 2019 note accrues interest at the annual rate of five percent simple interest. All principal plus accrued interest on the note is due and payable the earlier of the date which the Company closes on five million or more in revenue or gross financing proceeds or the maturity date. The maturity of the December 2019 Note was extended to March 19, 2021 and again to June 19, 2021. The debt was repaid in June 2021.

July 2020 Note

On July 9, 2020, the Company issued an unsecured promissory note for a principal sum of $125,000 with an original issue discount of 20 percent (the “July 2020 Note”). There were no issuance costs related to this transaction. Interest accrues on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. Principal and any accrued but unpaid interest under this note was due and payable upon demand of the holder at any time following the earlier to occur of (a) the date on which the Company received at least $1,250,000 in gross proceeds from the issuance of equity securities or securities convertible into or exercisable for equity securities or (b) the 120th day following the issuance date of the note. On November 6, 2020, the Company and the lender mutually agreed to extend the maturity date of the  July 2020 Note for an additional 120 days, or through March 6, 2021. No other terms of the original agreement were amended. The Company paid all outstanding accrued interest, which approximated $4,000, in conjunction with the amendment and interest will continue to accrue at the original stated interest rate. On March 6, 2021, the maturity date was further extended to June 6, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $21,445 starting June 15, 2021 in full amortization of the Note (the “July 2020 Note Amendment”). See Note 7 – Common Stock Warrants for details of the warrants issued with the July 2020 Note and the warrants issued with the July 2020 Note Amendment. The Company accounted for the amendment as a modification.

As of June 30, 2021 and December 31, 2020, the outstanding balance of the note, including accrued interest, was $105,000 and $126,000, respectively.

October 2020 Note

On October 16, 2020, the Company issued an unsecured promissory note for a principal sum of $500,000 with an original issue discount of ten percent. Interest accrued on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. The note was due and payable 180 days from the issuance date, or April 14, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $90,901 starting June 15, 2021 in full amortization of the Note (the “October 2020 Note Amendment”). See Note 7 – Common Stock Warrants for details of the warrants issued with the October 2020 Note and the warrants issued with the October 2020 Note Amendment. The Company accounted for the amendment as a modification. This noteholder was considered a related party due to its equity investment in the Company (see Note 12).

As of June 30, 2021 and December 31, 2020, the outstanding balance of the note, including accrued interest, was $445,000 and $510,000, respectively.

Senior Secured Promissory Notes

In connection with the transactions contemplated by the Merger, on December 16, 2020, (i) the Company entered into a securities purchase agreement with Altium Growth Fund, LP (the “Investor”) pursuant to which, among other things, the Company agreed to issue senior secured promissory notes in the aggregate principal amount of up to $5.0 million, in exchange for an aggregate purchase price of up to $3.75 million, representing an aggregate original issue discount of up to $1.25 million (the “Senior Secured Promissory Notes”) and warrants (“Senior Secured Promissory Note Warrants”) to purchase shares of the Company’s common stock, and (ii) Seneca and LBS entered into a separate securities purchase agreement with the Investor pursuant to which, among other things, the Investor agreed to invest $20.0 million in cash and cancel any outstanding principal and interest on the Senior Secured Promissory Notes immediately prior to the closing of the Merger in exchange for shares of Series 1 Preferred Stock of LBS to be issued immediately prior to the closing of the Merger and warrants to purchase shares of Palisade’s common stock to be issued after the closing of the Merger, in private placement transactions.

The Senior Secured Promissory Notes had a first closing on December 17, 2020 and a second closing on February 1, 2021 resulting in the issuance of $1.7 million in aggregate principal of Senior Secured Promissory Notes and Senior Secured Promissory Note Warrants to acquire 94,096 shares of common stock, with an exercise price of $17.71 per share, at each closing. The third closing was at a date to be determined by the Company between March 16, 2021 and the closing of the Merger. The Company did not elect to draw down the third tranche. At issuance, the fair value of the first tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.8 million loss on issuance of debt. At issuance, the fair value of the second tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.7 million loss on issuance of debt. The debt was recognized at a zero-dollar carrying value and was being accreted to the principal amount of the debt, on a straight-line basis, through a charge to interest expense in the statement of operations. The Senior Secured Promissory Notes accrue interest at a rate of 15 percent based upon a 360-day year and was payable in arrears. In connection with the Merger, the outstanding principal and interest on the Senior Secured Promissory Notes was cancelled for shares of Series 1 Preferred Stock of the Company.

Paycheck Protection Program (“PPP”)

In April 2020, the Company applied for and received $279,000 from the PPP (the “PPP Loan”) as government aid for payroll, rent and utilities. There were no issuance costs related to this transaction. The PPP Loan accrued simple interest at a rate of one percent per annum and has an original maturity date of April 2022. Payments of principal and interest were deferred for the ten-month period following the loan forgiveness period, which is defined as the 8-week or 24-week period following the loan origination date, at which time the loan balance was payable in monthly installments unless the Company applied for, and received, forgiveness in accordance with the CARES Act and the terms of the loan executed by the Company and its lender.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s financial statements, the Company believed in good faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the PPP Loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75 percent to 60 percent, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years.

In January 2021, the Company received notification the PPP Loan was forgiven and recognized a gain a $279,000, in other income in the condensed statements of operations.

The following table summarizes future minimum debt payments as of June 30, 2021 (in thousands):

Fiscal year
2021	$553
2022	602
2023	-
2024 and thereafter	-
Total debt maturities	1,155
Less: debt discounts	(14)
Less: unamortized interest	-
Total future minimum payments	1,141
Less: current portion of debt	(1,141)
Non-current portion of debt	$-

7. Stockholders’ Deficit

Classes of Stock

As of June 30, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value Common Stock and 7,000,000 shares of $0.01 par value Preferred Stock.

As of December 31, 2020, LBS was authorized to issue 6,797,500 shares of $0.01 par value Common Stock and 33,594,625 shares of $0.001 par value convertible preferred stock (the “Convertible Preferred Stock”). Of the authorized number of shares of Convertible Preferred Stock, 33,594,625 shares were designated to Series C Preferred Stock (“Series C”).

Series A Convertible Preferred Stock

In connection with the Merger, the Company assumed Seneca’s Series A 4.5% Convertible Preferred Stock. Shares of the Series A 4.5% Convertible Preferred Stock are convertible into 6,479 shares of common stock.

Series C Convertible Preferred Stock

On March 8, 2019, LBS entered into an agreement with a lead investor for the purchase and sale, of up to an aggregate of $30 million of Series C. The actual committed Series C investment resulted in two closings for total proceeds of $10.0 million. Issuance costs associated with financing were $215,000 which resulted in net proceeds of approximately $9.8 million. On March 8, 2019, LBS completed the initial closing, which was comprised of 8,398,656 shares of Series C at an offering price of $0.893 per share. Contemporaneous with the initial closing, the lead investor agreed to purchase 2,799,552 additional shares of Series C at an offering price of $0.893 at a future date (“Additional Tranche Right”). The lead investor exercised its right on August 15, 2019. LBS issued 40,785 warrants to purchase common stock at an exercise price of $41.19 per share in connection with the first closing and issued 13,595 warrants to purchase common stock at exercise price of $41.19 per share in connection with the second closing. The warrants were classified as equity and were measured using a Black-Scholes valuation model.

At inception, the Additional Tranche Right met the criteria for liability classification under ASC 480. LBS valued the Additional Tranche Right at $79,000 and recorded this right as a liability on the condensed balance sheets. The Additional Tranche Right was extinguished in August 2019 when the right was exercised by the lead Investor. The liability’s fair value mark-to-market immediately prior to the exercise was immaterial.

In addition to the Series C issued to the lead investor, LBS issued 475,923 shares of Series C to other investors for net proceeds of $425,000 during 2019. LBS issued 951 warrants to purchase common stock at an exercise price of $41.19 per share to these other investors. The warrants were classified as equity and were measured using a Black-Scholes valuation model.

In connection with the Merger, the Series C Convertible Preferred Stock converted to Common Stock.

LBS Series 1 Preferred Stock

In connection with signing the Merger Agreement, LBS, Seneca and the Altium Growth Fund (the “Investor”). entered into a Securities Purchase Agreement (the “Equity SPA”), pursuant to which, among other things, the Investor agreed to invest up to $20.0 million in cash to fund the combined company following the Merger. In return, LBS issued LBS Series 1 Preferred Stock to the Investor equal to the Purchase Price divided by the per share purchase price of $17.71. The Company recorded $19.9 million in proceeds associated with this financing. In addition, the Company issued to the Investor warrants to purchase common stock in the Combined Company (see Note 8). The fair value of these warrants exceeded the equity proceeds, resulting in a $1.9 million loss on the issuance of the LBS Series 1 Preferred Stock. The Company incurred offering costs of $1.6 million which were allocated to the warrants and were expensed in the Statements of Operations.

Common Stock

Each share of Common Stock shall entitle the holder thereof to one (1) vote on each matter submitted to a vote at a meeting of stockholders.

8. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals, as noted above. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with ASC 815 are included in non-current liabilities. The warrants have an exercise price ranging from $3.88 to $4,695.60 per share and generally expire between five and ten years after the date of issuance. The Company had common stock warrants issuable and outstanding of 7,013,629 and 195,712, at June 30, 2021 and December 31, 2020, respectively.

Amendment of Promissory Notes and Issuance of New Warrants

In 2020, LBS issued and sold to certain holders (i) unsecured promissory notes in the aggregate principal amount of $0.6 million with an interest rate of 10% per annum and (ii) warrants to purchase an aggregate of 70,000 shares of common stock of LBS at an exercise price of $0.73 per share (the “Old Warrants”). See Note 5 – Debt July 2020 Note and October 2020 Note.  In connection with the Merger, the Old Warrants automatically converted into warrants to purchase an aggregate of 1,904 shares of Common Stock at a purchase price of $26.84 per share.

On May 25, 2021, the Company, LBS and the noteholders amended the notes to extend the maturity date of the notes to November 15, 2021 (the “Notes Amendment”). In connection with the Notes Amendment, the Old Warrants were canceled, and the Company issued warrants to the noteholders to purchase an aggregate of 8,000 shares of Common Stock at a purchase price of $6.00 per share (the “New Warrants”). The incremental value of the New Warrants of $16,000 was recorded as a discount on the debt and is accreted to interest expense over the remaining term of the debt. The New Warrants were equity classified.

Issuance of Stock and Warrant to Ecoban Securities, LLC (“Ecoban”)

In connection with the closing of the Merger and the Pre-Merger Financing, on May 25, 2021, the Company issued to Ecoban (i) a warrant to purchase 18,353 shares of the Palisade’s Common Stock at a price of $17.72 per share (the “Ecoban Warrant”) and (ii) 118,833 shares of Common Stock (the “Ecoban Shares”), as payment for a success fee for closing the Merger and Pre-Merger Financing, respectively. The Ecoban Warrant was equity classified.

Senior Secured Promissory Note Warrants

In connection with the issuance of the Senior Secured Promissory Notes, the Company issued the Investor warrants for the purchase of up to 188,192 shares of the Company’s Common Stock (the Senior Secured Promissory Note Warrants) and identified an investor put right to offset future equity purchases in exchange for settlement of the Senior Secured Promissory Notes. The Senior Secured Promissory Note Warrants had an exercise price of $17.71 per share and expire five years from the date of registration or April 27, 2026. The Senior Secured Promissory Note Warrants did not meet the criteria for equity classification because of multiple features, including a potential adjustment to the exercise price and the potential for cash settlement of the warrants; therefore, the warrants are accounted for as liabilities in accordance with ASC 815. At each issuance date, the Company recognized the Senior Secured Promissory Note Warrants at fair value. The Company valued the Senior Secured Promissory Note Warrants upon the date of issuance using a Monte-Carlo valuation model with a resulting fair value of $1.8 million and $1.9 million at February 1, 2021 and December 31, 2020, respectively. As the fair value of the Senior Secured Promissory Note Warrants exceeded the proceeds from the Senior Secured Promissory Notes, a loss of $0.7 million and $0.8 million was recognized at issuance on February 1, 2021 and December 17, 2020, respectively. (See Note 5 – Debt for further discussion). The Senior Secured Promissory Note Warrants will be revalued at fair value each reporting period in accordance with ASC 815. As of June 30, 2021, due to the reset features of these warrants, the Senior Secured Promissory Note Warrants were exercisable for 858,892 shares of the Company’s Common Stock at an exercise price of $3.88.

May 2021 Warrant

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, Palisade Bio issued to the Investor a warrant to purchase 4,995,893 shares of Common Stock at a price of $4.70 per share (the “May 2021 Warrant”). The May 2021 Warrant is immediately exercisable and will have a term of five years from the date all of the shares underlying the May 2021 Warrant have been registered for resale. The exercise price and number of shares underlying the May 2021 Warrant were subject to adjustment, if any, following each of the 16th, 45th, 90th and 135th days following April 27, 2021. As of June 30, 2021, the May 2021 Warrant was exercisable for 5,303,568 shares of the Company’s Common Stock at an exercise price of $3.88 based on the most recent price-based reset.

The May 2021 Warrant did not meet the criteria for equity classification and will therefore be accounted for in accordance with ASC 815. The Company valued the May 2021 Warrant using a Monte-Carlo valuation model with a resulting fair value of $21.9 million. As the fair value of the May 2021 Warrant exceeded the proceeds from the Pre-Merger Financing, a loss of $1.9 million was recognized at issuance on April 27, 2021. The Senior Secured Promissory Note Warrants, and May 2021 Warrant will be revalued at fair value each reporting period in accordance with ASC 815.

The following table summarizes warrant activity for the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2020	195,712	21.20	6.60
Granted	94,096	17.72	-
Exercised	-	-	-
Forfeited, expired or cancelled	-	-	-
Warrants outstanding, March 31, 2021	289,808	10.81	6.03
Granted	6,000,621	3.93	-
Seneca warrants assumed	749,792	-	-
Exercised	-	-	-
Settled	(20,313)	-	-
Forfeited, expired or cancelled	(6,279)	-	-
Warrants outstanding, June 30, 2021	7,013,629	6.07	4.95

9. Equity Incentive Plans

In 2013, LBS adopted the 2013 Employee, Director, and Consultant Equity Incentive Plan (the “2013 Plan”). Upon the closing of the Merger, each outstanding, unexercised and unexpired LBS option under the 2013 Plan, whether vested or unvested, was assumed by the Company and converted into Palisade options and became exercisable by the holder of such option in accordance with its terms, with (i) the number of shares of common stock subject to each option multiplied by the Exchange Ratio and (ii) the per share exercise price upon the exercise of each option divided by the Exchange Ratio.

Seneca’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by Seneca’s stockholders on June 12, 2019. In April 2021, in connection with the Merger, all outstanding options under the 2019 Plan were cancelled.

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The maximum number of shares of the Company’s Common Stock available for issuance under the 2021 Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of Common Stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of June 30, 2021, no options have been issued under this plan.

Additionally, in connection with the closing of the Merger, no further awards will be made under the 2013 Plan or the 2019 Plan.

The following table summarizes stock option activity and related information under the 2013 Plan and the 2021 Plan for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	826,769	$32.72	6.49	$1,541
Granted	59,818	17.72
Exercised	-	-		-
Forfeited, expired or cancelled	(84,132)
Outstanding at June 30, 2021	802,455	$33.11	6.75	$-
Vested and expected to vest at June 30, 2021	802,455	33.11	6.75	-
Exercisable at June 30, 2021	759,743	$33.19	6.66	$-

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $0.15

As of June 30, 2021, the unrecognized compensation cost related to outstanding options was $0.6 million which was expected to be recognized over a weighted-average period of approximately 1.35 years.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Research and development expense	$49	$150	$323	$290
General and administrative	446	243	741	590
Total	$495	$393	$1,064	$880

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	June 30,
	2021	2020
Expected term (years)	5.0	6.98
Risk-free interest rate	0.88%	1.20%
Expected dividend yield	-	-
Volatility	76.05%	80.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

RSU’s

The Company has granted restricted stock units (RSU’s) to certain employees and board members that entitle the holders to receive shares of common stock upon vesting and subject to certain restrictions regarding the exercise of the RSU’s. The grant date fair value of RSU’s is based upon the market price of the underlying common stock on the date of grant.

There were 4,000 RSU’s granted in the three months ended June 30, 2021 with a weighted average grant date fair value of $10.14. In connection with the closing of the Merger, these RSU’s became fully vested, and the Company recognized RSU vesting of $41,000 during the three months ended June 30, 2021.

At June 30, 2021, the Company had 8,817 outstanding RSU’s with a weighted average grant date fair value of $9.79 and a total intrinsic value of approximately $36,000. All RSU’s were fully vested and thus, there was no remaining unrecognized compensation expense at June 30, 2021.

No RSU’s were converted to common stock during the three months ended June 30, 2021.

Officer Settlement Agreements

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation package, the Company’s board of directors agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow up to seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the condensed consolidated statements of operations during the six-month period ending June 30, 2021.

10. License Agreements

License Agreements with the Regents of the University of California

The Company has entered into two license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. The technology is related to the Company’s products under development. The Regents are entitled to certain development and sales milestones.

In conjunction with the Co-Development and Distribution Agreement with Newsoara, the Company is obligated to pay the Regents royalties for its portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payment received. As of June 30, 2021 and December 31, 2020, a royalty payable of $104,000 and $125,000, respectively, was included in accounts payable.

11. Commitments and Contingencies

Facility Leases

The Company leases office space for its corporate headquarters under a non-cancelable facility operating lease for 4,911 square feet located in Carlsbad, California.

In July 2019, the Company entered into a facility operating lease (the “July 2019 Headquarter Lease”) at this location. The initial contractual term is three years commencing on August 1, 2019 and expiring on July 31, 2022. The Company has the option to renew this lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option. Therefore, the lease term is determined to be a total of three years commencing on August 1, 2019 and expiring on July 31, 2022. Commencing in August 2019, the Company will pay contractual monthly lease payments of $16,000 for the first 12 months. The contractual monthly lease payments are subject to three-percent escalations at the first and second lease commencement anniversary.

The July 2019 Headquarter Lease is also subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. This additional variable rent expense is not estimable at lease inception. Therefore, it is excluded from the Company’s straight-line expense calculation at lease inception and is expensed as incurred. All fixed and variable lease payment amounts were recorded within general and administrative expenses on the statement of operations.

The right-of-use asset as defined by ASC 840 (“ROU Asset”) was $195,000 and $275,000 at June 30, 2021 and December 31, 2020, respectively. The Lease Liability was $201,000 and $280,000 at June 30, 2021 and December 31, 2020, respectively.

Office lease deferral of payments concession

On April 29, 2020, the Company entered into a rent deferral agreement with its landlord pursuant to the financial impacts of the COVID-19 pandemic on the Company. Under the terms of the arrangement, the Company would begin repaying any deferred balance in equal installments prorated over six months beginning October 2020. As of June 30, 2021, and December 31, 2020, deferred balances under this arrangement totaled $0 and $87,000, respectively, and are included in accounts payable on the Company’s condensed balance sheets.

Accrued Employee Compensation

As of December 31, 2020, certain Company executives and employees voluntarily agreed to forgo a portion of their salary benefits and bonuses. As of December 31, 2020, $1.1 million was accrued related to these forgone salary benefits and bonuses which were paid upon the closing of the Merger.

Legal Proceedings

Between January 8 and March 3, 2021, nine individual lawsuits (captioned Sheridan v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00166 (S.D.N.Y. filed Jan. 8, 2021); Pirjamaat v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00172 (S.D.N.Y. filed Jan. 8, 2021); Johnson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00310 (S.D.N.Y. filed Jan. 13, 2021); Mathews v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00242 (E.D.N.Y. filed Jan. 15, 2021); Pechal v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00585 (S.D.N.Y. filed Jan. 22, 2021); Curtis v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00292 (D. Del. Feb. 25, 2021); Valdez v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00980 (E.D. Pa. Mar. 1, 2021); Anderson v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-00326 (D. Del. Mar. 2, 2021); and McIntire v. Seneca Biopharma, Inc., et al., Case No. 1:21-cv-01869 (S.D.N.Y. Mar. 3, 2021)) were filed in federal court by alleged Seneca Biopharma, Inc. (“Seneca”) stockholders challenging the proposed merger of Seneca and the Company (the “Merger”). The complaints name Seneca and Seneca’s board of directors as defendants. The Sheridan, Valdez, and Pirjamaat complaints name the Company as an additional defendant.

On March 18, 2021, Seneca filed an amendment to the Registration Statement on Form 8-K, which contained certain supplemental disclosures intended to moot the plaintiffs’ disclosure claims (the “Supplemental Disclosures”). Thereafter, all nine cases were voluntarily dismissed, and counsel for plaintiffs requested a mootness fee for the purported benefit conferred on Seneca’s stockholders in connection with the Supplemental Disclosures. The parties engaged in a negotiation and settled for a mootness fee of $216,000 in the second quarter of 2021.

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2021, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Indemnification

In accordance with the Company’s amended and restated memorandum and articles of association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving in such capacity. There have been no claims to date, and the Company has a directors and officers liability insurance policy that may enable it to recover a portion of any amounts paid for future claims.

12. Related Party Transactions

Unsecured Related Party Notes

The Yuma Regional Medical Center (“YRMC”) is an equity investor in the Company and is considered a related party. As discussed in Note 6, on October 16, 2020, the Company entered into an unsecured promissory note of $500,000 with YRMC. This unsecured promissory note was amended in May 2021. For details surrounding this promissory note, see Note 6.

Director stipends

Unpaid cash stipends owed to our directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $85,000 and $759,000 as of June 30, 2021, and December 31, 2020, respectively.

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements.

Effective July 21, 2021 (the “Effective Date”), a holder of the Company’s common stock warrants that are subject to periodic price resets entered into a Waiver and Amendment Agreement with the Company (the “Waiver Agreement”). Pursuant to the Waiver Agreement, the Investor and the Company agreed to waive certain rights, waive the reset provisions with respect to the exercise price and number of shares subject to the outstanding warrants, eliminate certain financing restrictions, and accelerate registration rights for the shares underlying the warrants. As consideration for the foregoing, pursuant to the Waiver Agreement, the Company issued Investor an additional warrant to purchase up to 1,100,000 shares of the Company’s common stock (the “July 2021 Warrant”). Immediately prior to the Effective Date, the May 2021 Warrants and the Senior Secured Promissory Note Warrants were exercisable for an aggregate of 5,303,568 and 858,892 shares of common stock of the Company, respectively, each at an exercise price of $3.88 per share.  Pursuant to the Waiver Agreement, the holder agreed to waive the reset provisions in the outstanding warrants such that the number of shares and exercise price in effect immediately prior to the Effective Date (as described above) shall no longer be subject to price-based resets. The July 2021 Warrant is exercisable beginning six months following the date on which the underlying shares are registered for resale and for five years thereafter. The exercise price for the July Warrant is $3.631, subject to certain adjustments.

Private Equity Investment

On August 19, 2021, YRMC purchased approximately 1.5 million unregistered common shares at a purchase price of $3.45 per share, for a total investment of approximately $5.2 million (the “YRMC Investment”). As part of the YRMC Investment, the Company also issued to YRMC a warrant to purchase 377,474 additional shares at an exercise price of $3.45 per share. The warrant is exercisable for five years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, our in-licensing/acquisition strategy, our out-licensing sales strategy, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in the Company’s Form 8-K/A , as filed with the SEC, in our subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

Palisade Bio, Inc. recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post-Merger. Also, any reference to “common shares” or “common stock,” refers to our $0.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. Any reference to “Series C Preferred Stock” refers to the Series C Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (June 30, 2021), unless another date is specified.

On April 27, 2021, in connection with the consummation of the Merger, the Company completed a 1-for 6 reverse stock split of its common stock. All shares and per share data in this report have been adjusted to reflect the reverse stock split. The Company prepares its interim financial statements in accordance with U.S. GAAP. Palisade’s financials and results of operations for the three and six-month periods ended June 30, 2021 are not necessarily indicative of its prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report as well as other information relating to Palisade contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by Palisade with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. The MD&A is organized as follows:

●	Executive Overview — Discussion of our business and overall analysis of financial and other items affecting Palisade in order to provide context for the remainder of MD&A.

●

Critical Accounting Policies — Accounting policies that Palisade believes are important to understanding the assumptions and judgments incorporated in Palisade’s reported financial results and forecasts.

●	Results of Operations — Analysis of Palisades financial results comparing the three-and six-month periods ended June 30, 2021 to the comparable periods of 2020.

●	Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

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

Our approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the GI tract that can damage tissue and promote inflammation, causing a broad array of acute and chronic conditions.

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

The Company and our co-development partner Newsoara announced positive topline Phase 2 clinical trial data that LB1148 had a statistically significant (p=0.0008) effect in accelerating the return of bowel function in patients undergoing elective bowel resection surgery.

Results from the study include:

●

A 1.1-day improvement in GI recovery in patients receiving LB1148 vs placebo. The median time to return of bowel function was 2.77 days in patients treated with LB1148 and 3.83 days in those receiving placebo (hazard ratio = 1.886; p = 0.0008).

●	The difference between groups increased at the 3rd quartile (75th percentile), with LB1148 (3.4 days) demonstrating a 1.5-day faster recovery of bowel function compared to placebo (4.9 days).
●	LB1148 was well tolerated with only 10.9% and 4.8% of patients in the LB1148 group and placebo group, respectively, experiencing a drug-related adverse event.
●	The most common drug-related adverse events were GI disorders (LB1148 4.7% vs. placebo 3.2%).
●	No drug-related serious adverse events occurred in the trial.

Full results from this study are expected to be reported at an upcoming surgical-focused medical conference. Based on the beneficial clinical outcomes and good safety profile observed to date in phase 2 trials in both CV surgery and GI surgery, Palisade Bio and Newsoara plan to advance LB1148 to pivotal Phase 3 clinical trials for accelerating the return of bowel function for major surgical indications. We are also currently conducting a randomized, double-blind, placebo-controlled, proof-of-concept Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the Unites States. This trial will evaluate return of bowel function following surgery and whether patients treated with LB1148 also experience fewer postoperative intra-abdominal adhesions. We are planning to initiate a Phase 2/3 clinical trial of LB1148 in neonatal patients undergoing CV surgery to correct congenital heart defects. We anticipate that this clinical trial will enroll 100 patients, with an initial data readout from the first ten patients.

Beyond our lead product candidate, we are continuing to develop additional therapeutic candidates. We believe that protease-based therapeutics hold promise in meeting a number of unmet needs resulting from chronic protease leak, beyond our initial therapeutic focus on GI-related pathology triggered by major surgeries.

con

Contingent Value Right

Immediately prior to the closing of the Merger, we issued each share of our common stock held by our stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive their pro-rata share of 80% of the net proceeds (subject to certain conditions), if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by us immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such net proceeds if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”).  Additionally, pursuant to the terms of the CVR agreement, CVR Holders are only entitled to participate in their pro-rata share of net proceeds which we receive during the 48-month period following the closing of the Merger.

As of August 19, 2021, we have engaged a financial advisor to assist in the Legacy Monetization. It is still too early in the process to determine if we will be successful in the sale or licensing of any of the Legacy Technology. In the event we are not able to sell or license the Legacy Technology, or the consideration received is not sufficient, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless.

Critical Accounting Policies

Palisade’s unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires Palisade to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. Palisade’s estimates are based on its historical trends and other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Palisade’s significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies and in the notes to its unaudited condensed consolidated financial statements included elsewhere herein and highlight the significant accounting policies used in the preparation of the consolidated financial statements. However, Palisade believes that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations:

Stock-based compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information and specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the year ended December 31, 2020, and the six months ended June 30, 2021. Stock-based compensation totaled approximately $2.0 million for the year ended December 31, 2020, and $1.1 million for the six months ended June 30, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, debt and derivative liabilities. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s current and non-current debt approximates its fair value due to the market rate of interest. The Company’s derivative financial instruments are carried at fair value based on unobservable market inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, including Monte-Carlo simulations. Derivative instruments are valued at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants, including options or warrants to non-employees in exchange for consulting or other services performed.

The Company accounts for its common stock warrants and tranche liability in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the condensed statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Accrued Research and Development Costs

We are required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, clinical sites, manufacturers, vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress our study as measured by the timing of various aspects of the study or related activities. In accruing for these activities, we obtain information from various sources and estimate level of effort or expense allocated to each period.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Common Stock Fair Value

Prior to becoming a publicly traded company, Palisade was required to periodically estimate the fair value of common stock when issuing stock options and computing its estimated stock-based compensation expense. The fair value of common stock was determined on a periodic basis, with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

The fair value of the common stock underlying Palisade’s stock options was estimated at each grant date. Palisade’s board of directors intended all options granted with an exercise price per share no less than the estimated fair value per share of common stock underlying those options on the date of grant.

In order to determine the fair value, Palisade considered, among other things, contemporaneous valuations of Palisade’s Common Stock, Palisade’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions; the lack of marketability of Palisade’s common stock (pre-Merger); the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Recently Adopted Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for the quarter ended June 30, 2021, included elsewhere in this document.

RESULTS OF OPERATIONS

Revenue

Palisade generated no revenues from the sale of its proposed therapies for any of the periods presented.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the clinical development of Palisade’s lead product candidate LB1148, which include:

·   expenses under agreements with third-party contract research organizations, investigative clinical trial sites that conduct research and development activities on Palisade’s behalf, and consultants;

·    costs related to develop and manufacture preclinical study and clinical trial material;

·    salaries and employee-related costs, including stock-based compensation;

·    costs incurred under Palisade’s third-party licensing agreements; and

·    laboratory and vendor expenses related to the execution of preclinical and clinical trials.

Palisade’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations (“CROs”), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its preclinical development, process development, manufacturing and clinical development activities. Palisade does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. Palisade primarily uses internal resources to conduct its research as well as for managing its preclinical development, process development, manufacturing and clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries and benefits. We expect our general and administrative expenses will increase substantially as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance premiums; and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing by the first quarter of 2022 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. Palisade has evaluated the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and our investment policies regarding cash as well as the long-term effects in the medical and drug development fields.

Results of Operations

Comparison of the three months ended June 30, 2021, and 2020

Operating Expenses

The following table summarizes our results of operations for the three months ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Operating expenses
Research and development expenses	$314	$650	(336)	-52%
In-process research and development	30,117	-	30,117	100%
General and administrative expenses	2,427	1,191	1,236	104%
Total operating expenses	$32,858	$1,841	$31,017	1685%
Loss from operations	(32,858)	(1,841)	(31,017)
Other income (expense):
Change in fair value of warrant liability	5,133	-	5,133	100%
Change in fair value of share liability	73	-	73	100%
Interest expense	(655)	(11)	(644)	5855%
Other income	16	1	15	1500%
Loss on issuance of equity	(1,881)	-	(1,881)	100%
Issuance costs of warrants	(1,574)	-	(1,574)	100%
Total other income (expense)	1,112	(10)	1,122	-11220%
Net loss	$(31,746)	$(1,851)	$(29,895)	1615%

Research and Development Expenses

The decrease of approximately $0.3 million or 52% in research and development expenses was primarily attributable to (i) a $0.2 million decrease in clinical trial activities due to higher trailing enrollment in the prior period before the COVID-19 pandemic and (ii) a general decrease of approximately $0.2 million in personnel related costs and stock-based compensation. These decreases were offset by an increase of $0.1 million related to consultant and other costs required to support our research and development activities.

In-process research and development

In-process research and development expense increased $30.1 million in the three month period ended June 30, 2021, compared to the comparable prior period, as a result of the Merger.

General and Administrative Expenses

General and administrative expenses during the three months ended June 30, 2021, increased approximately $1.2 million or 104% when compared to the three months ended June 30, 2020. This increase is related to: (i) $0.5 million in personnel-related compensation including stock-based compensation and (ii) $0.7 million increase in other general and administrative expenses associated with operating as a public company.

Other income (expense)

Other income, net increased by $1.1 million for the three months ended June 30, 2021 as compared to the three month period ended June 30, 2020. The increase was primarily due (i) a reduction in the fair value of warrant liabilities of $5.1 million, and (ii) a $0.1 million reduction in the fair value of share liability. These increases were offset by a decrease of (i) a $0.6 million in interest expense primarily related to the non-cash debt discount accretion related to the pre-merger senior secured debt financing that was accelerated when this debt was converted to equity at the close of the Merger, (ii) a $1.9 million loss on the issuance of LBS Series 1 Preferred Stock due to fair value of the liability classified warrants being in excess of the equity proceeds, and (iii) $1.6 million of equity issuance costs allocated to the warrant liability.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Operating expenses
Research and development expenses	$1,006	$1,902	(896)	-47%
In-process research and development	30,117	-	30,117	100%
General and administrative expenses	3,688	2,334	1,354	58%
Total operating expenses	$34,811	$4,236	$30,575	722%
Loss from operations	(34,811)	(4,236)	(30,575)
Other income (expense):
Gain on forgiveness of PPP loan	279	-	279	100%
Loss on issuance of secured debt	(686)	-	(686)	-100%
Change in fair value of warrant liability	5,175	-	5,175	100%
Change in fair value of share liability	73	-	73	100%
Interest expense	(2,367)	(11)	(2,355)	21418%
Other income	16	12	4	33%
Loss on issuance of equity	(1,881)	-	(1,881)	100%
Issuance costs of warrants	(1,574)	-	(1,574)	100%
Total other income (expense)	(965)	1	(966)	-966%
Net loss	$(35,776)	$(4,235)	$(31,541)	745%

Research and Development Expenses

The decrease of approximately $0.9 million or 47% in research and development expenses was primarily attributable to (i) $1.0 million decrease in clinical trial activities due to higher trailing enrollment in the prior period before the COVID-19 pandemic as well as decreased liquidity. This decrease was offset by an increase of $0.1 million related to consultant and other costs required to support our research and development activities.

In-process research and development

In-process research and development expense increased $30.1 million in the six month period ended June 30, 2021, compared to the comparable prior period, as a result of the Merger.

General and Administrative Expenses

General and administrative expenses increased approximately $1.3 million or 58%. This increase is related to: (i) $0.8 million in personnel-related compensation including stock-based compensation and (ii) a $0.6 million increase in other general and administrative expenses associated with operating as a public company.

Other income (expense)

Other income, net increased by $1.0 million for the six months ended June 30, 2021 as compared to the six month period ended June 30, 2020. The increase was primarily due (i) a $0.3 million gain on the forgiveness of the Company’s PPP loan, (ii) a reduction in the fair value of warrant liabilities of $5.2 million, and (ii) a $0.1 million reduction in the fair value of share liability. These increases were offset by (i) a $2.4 million decrease in interest expense is mostly due to the non-cash debt discount accretion related to the pre-merger senior secured debt financing that was accelerated when this debt was converted to equity at the close of the Merger; (ii) a $1.9 million loss on the issuance of LBS Series 1 Preferred Stock due to fair value of the liability classified warrants being in excess of the equity proceeds, (iii) $1.6 million of equity issuance costs allocated to the warrant liability and (iv) $0.7 million loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt.

Liquidity and Capital Resources

Financial Condition

Since Palisade’s inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of its intellectual property to third parties.

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital. In addition, the Company is restricted, pursuant to agreements with the Investor in the private financing conducted in connection with the Merger, from issuing equity securities in the near term without the consent of such Investor.

As of June 30, 2021, we had $12.7 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months ended June 30,		Increase (Decrease)
	2021	2020	$	%

Net cash used in operating activities	$(8,972)	$(2,351)	$(6,621)	282%
Net cash provided by (used in) investing activities	$294	$(6)	$300	-5000%
Net cash provided by financing activities	$20,618	$279	$20,339	7290%

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2021, reflects Palisade’s $35.8 million loss for the period adjusted for certain non-cash items including: (i) $5.4 million of net cash outflows related to changes in operating assets and liabilities, (ii) $0.1 million of non-cash lease expense, (iii) $0.3 million gain on forgiveness of a PPP loan, (iv) $1.1 million recorded for stock-based compensation, (v) $5.2 million gain recorded for the change in the fair market value of the warrant liabilities, (vi) $0.1 million gain recorded for the change in the fair market value of the share liability (vii) $0.7 million loss on the issuance of the senior secured debt, (viii) $0.2 million in accounts payable write-off’s. Additionally, the following net non-cash expenses of $35.7 million were incurred in connection with the Merger transaction:

(a)	$30.1 million expense related to in-process research and development solely related to the Merger.
(b)	$2.2 million relating to the accelerated debt accretion as a result of the Merger
(c)	$1.9 million loss recorded in connection with the issuance of LBS Series 1 Preferred Stock
(d)	$1.6 million issuance cost allocated to the warrant liability incurred as a result of the transaction costs associated with the Merger.
(e)	$0.1 million non-cash benefit for transaction costs shared with Seneca.

Net Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2021, cash provided by investing activities consisted of $3.3 million in cash acquired in connection with the Merger. Approximately $3.0 million was used to pay for acquisition related costs in the same period.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $20.6 million which was primarily generated as follows: (i) $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock and (ii) $1.2 million in proceeds from the issuance of senior secured debt. These increases were offset by payments on debt of $0.3 million, redemption of warrants of $0.1 million, and payment of debt issuance costs of $0.1 million.

Future Liquidity and Needs

Palisade has incurred significant operating losses and negative cash flows since inception. Palisade has not been able to generate significant revenues nor achieved profitability.

As explained in the notes to Palisade’s Unaudited Condensed Consolidated Financial Statements, there continues to be substantial doubt as to Palisade’s ability to continue as a going concern

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

Based on an evaluation under the supervision and with the participation of the Palisade’s management, Palisade’s principal executive officer and principal financial officer, have concluded that Palisade’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting and fair value calculations

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

The Company’s management has identified an additional material weakness in its internal control over the fair value calculation of options granted during the period ended June 30, 2021. This material weakness resulted in a material audit adjustment being made to our consolidated financial statements as of and for the period ended June 30, 2021.

Remediation Efforts related to the Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts summarized below, which are in the process of being implemented, are intended to address the identified material weakness.

(i) We are actively recruiting and attempting to hire additional finance, accounting and information technology employees with appropriate experience, certification, education and training.

(ii) We are planning on updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries and controls over period end financial reporting, as well as information technology general controls.

(iii) We have assigned responsibilities among outside consultants to enable improved segregation of duties while we attempt to fill these positions with permanent well qualified employees.

(iv) We have engaged outside consultants to review the fair value calculations of options granted while we assess other more permanent integrated solutions.

In addition to the items above, we have engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This will also include an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we will identify and design key controls across several processes supporting internal control over financial reporting and develop a workplan for remediation of the enhancements identified.

We believe that the implementation of the above steps will allow us to make progress on addressing a number of the deficient controls within our internal control environment, which will help facilitate the remediation of the material weaknesses identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. However, we require additional time to complete the design and implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in Palisade’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Palisade’s internal control over financial reporting.

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

From time to time, Palisade is party to legal proceedings that it believes to be ordinary, routine litigation incidental to the business. Palisade is currently not a party to any litigation or legal proceeding. As a result of the Merger, Seneca became involved in the following litigation related thereto as noted below. As of August 23, 2021, all of the following actions have been settled.

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

Palisade believes the allegations in the Complaints are without merit.

ITEM 1A.	RISK FACTORS

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.

●	The Company’s business depends on the successful clinical development, regulatory approval and commercialization of LB1148.*
●

Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.*

●

The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.*

●

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.*

●

The Company’s product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.*

●

The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.*

●

The Company expects to rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.*

●

Even if the Company receives marketing approval for LB1148, or any future product candidate, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.*

●	The Company’s product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.*
●	Any adverse developments that occur during any clinical trials conducted by Newsoara may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.*
●	The Company has a very limited operating history and has never generated any revenues from product sales.*
●	The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidates.*
●

The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.*

●

The Company’s or third party’s clinical trials may fail to demonstrate the safety and efficacy of its product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase the Company’s costs or necessitate the abandonment or limitation of the development of the product candidate.*

●	The Company has expressed substantial doubt about its ability to continue as a going concern.*
●	Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s financial statements.*
●

The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.*

●

Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.*

●

If the Company fails to comply with its obligations under its intellectual property license agreements, it could lose license rights that are important to its business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of its rights to the relevant intellectual property or technology or increase its financial or other obligations to its licensors.*

●	The Company’s business could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 pandemic.*

RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully when evaluating our Company, business and the value of our securities.  We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

The Company’s business depends on the successful clinical development, regulatory approval and commercialization of LB1148.*

The success of the Company’s business, including its ability to finance itself and generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of LB1148. The clinical and commercial success of LB1148 depends on a number of factors, including the following:

●

timely and successful completion of required clinical trials not yet initiated, which may be significantly slower or costlier than the Company currently anticipates and/or produce results that do not achieve the endpoints of the trials;

●	whether the Company is required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of LB1148;
●

achieving and maintaining, and, where applicable, ensuring that the Company’s third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to LB1148;

●

ability of third parties with whom the Company contracts to manufacture adequate clinical trial and commercial supplies of LB1148, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”);

●	a continued acceptable safety profile during clinical development and following approval of LB1148;
●

ability to obtain favorable labeling for LB1148 through regulators that allows for successful commercialization, given the drugs may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

●

ability to successfully commercialize LB1148 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration others;

●	acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of LB1148, if either is approved, including relative to alternative and competing treatments;
●	existence of a regulatory environment conducive to the success of LB1148;
●	ability to price LB1148 to recover the Company’s development costs and generate a satisfactory profit margin; and
●	The Company’s ability and its partners’ ability to establish and enforce intellectual property rights in and to LB1148.

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

Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.*

There are no FDA-approved therapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery. While Entereg is approved to accelerate the time to upper and lower gastrointestinal recovery following surgeries that include partial bowel resection with primary anastomosis, there is no guarantee that regulatory precedence regarding Entereg will apply to the approval of other therapies that may accelerate the time to gastrointestinal recovery following surgery. While there are multiple medical devices approved for the reduction or elimination of postoperative intra-abdominal adhesions, there are no drugs approved to reduce postoperative intra-abdominal adhesions. The regulatory approval process for novel product candidates such as LB1148 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches.

The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.*

The Hatch-Waxman Act added Section 505(b)(2) to the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the submission of an NDA or BLA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA/BLA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to justify that it is scientifically appropriate to rely on the applicable published literature or referenced product, referred to as bridging. The FDA may then approve the new product candidate for all or some of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The labeling, however, may be required to include all or some of the limitations, contraindications, warnings or precautions or restrictions on use included in the reference product’s labeling, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions or restrictions on use.

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

The Company may find it difficult to enroll patients in its clinical trials, which could delay or prevent it from proceeding with clinical trials of its product candidates.*

Identifying and qualifying subjects to participate in clinical trials of the Company’s product candidates is critical to its success. The timing of clinical trials depends on the Company’s ability to recruit subjects to participate, as well as the completion of required follow-up periods. Patients may be unwilling to participate in clinical trials because of negative publicity from adverse events related to the biotechnology or pharmaceutical fields, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of the Company’s product candidates may be delayed, which could result in increased costs, delays in advancing its product candidates, delays in testing the effectiveness of its product candidates or termination of the clinical trials altogether.

Patient enrollment and trial completion are affected by numerous additional factors, including the:

●	process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	proximity and availability of clinical trial sites for prospective patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

If the Company has difficulty enrolling a sufficient number of patients to conduct its clinical trials as planned, it may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on its business, financial condition, results of operations and prospects.

Clinical drug development is very expensive, time-consuming and uncertain.*

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

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.*

The results from the prior preclinical studies and clinical trials for LB1148 discussed elsewhere in this prospectus may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from its prior clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than the Company) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines and regulatory approvals and commercialization prospects for its product candidates and its business and financial prospects, would be adversely affected. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration trials. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. the Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty on how the FDA and other regulatory agencies will classify the PEG in LB1148. If the FDA determines that LB1148 is a combination product (of TXA and PEG) regulatory approval of this product candidate will require additional clinical trials for which there is not currently a feasible clinical trial design. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

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

The Company’s product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.*

Unforeseen side effects from LB1148 could arise either during clinical development or, if approved, after it has been marketed. Undesirable side effects could cause the Company, any partners with which the Company may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities.

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

The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.*

The Company, as well as investigator sponsors, have conducted clinical trials, is conducting clinical trials, and may in the future choose to conduct one or more clinical trials outside of the United States. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusion. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of the Company’s business plan.

The Company expects to rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.*

The Company expects to rely on third-party contract research organizations (“CROs”) to conduct and oversee its LB1148 clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. the Company will rely heavily on these parties for the execution of its clinical trials and preclinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. the Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the Company’s clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with product produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would delay the regulatory approval process.

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

Even if the Company receives marketing approval for LB1148, or any future product candidate, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.*

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require the Company to provide supporting scientific, clinical and cost effectiveness data to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.*

The commercial success of both LB1148, if approved, will depend significantly on the broad adoption and use of them by physicians and patients for approved indications, and it may not be commercially successful even though it is shown to be safe and effective. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

●	patient demand for approved products that treat the indication for which a product is approved;
●	the effectiveness of the product compared to other available therapies or treatment regimens;
●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;
●	the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;
●	insurers’ willingness to see the applicable indication as a disease worth treating’
●	proper administration;
●	patient satisfaction with the results, administration and overall treatment experience;
●

limitations or contraindications, warnings, precautions or approved indications for use different than those sought by the Company that are contained in the final FDA-approved labeling for the applicable product;

●	any FDA requirement to undertake a risk evaluation and mitigation strategy;
●	the effectiveness of the Company’s sales, marketing, pricing, reimbursement and access, government affairs, and distribution efforts;
●	adverse publicity about a product or favorable publicity about competitive products;
●

new government regulations and programs, including price controls and/or limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals; and

●	potential product liability claims or other product-related litigation.

If LB1148 is approved for use but fails to achieve the broad degree of physician and patient adoption necessary for commercial success, the Company’s operating results and financial condition will be adversely affected, which may delay, prevent or limit its ability to generate revenue and continue its business.

The Company’s product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.*

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that the Company is developing, including LB1148. The Company will face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, medical device companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than the Company. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with the Company’s target physicians, which could inhibit the Company’s market penetration efforts.

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

Any adverse developments that occur during any clinical trials conducted by Newsoara may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.*

Newsoara Biopharma Co., Ltd. (“Newsoara”) has the rights to develop and commercialize LB1148 in China for return of bowel function, reduction of adhesions, and sepsis. If serious adverse events occur during any clinical trials Newsoara decides to conduct with respect to LB1148, the FDA and other regulatory authorities may delay, limit or deny approval of LB1148 or require the Company to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If the Company receives FDA approval for LB1148 and a new and serious safety issue is identified in connection with clinical trials conducted by Newsoara, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict the Company’s ability to market and sell the Company’s product. In addition, treating physicians may be less willing to administer the Company’s product due to concerns over such adverse events, which would limit the Company’s ability to commercialize LB1148.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.*

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

The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidates.*

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

If the Company, its product candidates or the manufacturing facilities for its product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	impose restrictions on the sale, marketing or manufacturing of the product, amend, suspend or withdraw product approvals or revoke necessary licenses;
●	mandate modifications to promotional and other product-specific materials or require the Company to provide corrective information to healthcare practitioners or in its advertising;
●

require the Company or its partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, penalties for noncompliance and, in extreme cases, require an independent compliance monitor to oversee the Company’s activities;

●	issue warning letters, bring enforcement actions, initiate surprise inspections, issue show cause notices or untitled letters describing alleged violations, which may be publicly available;
●	commence criminal investigations and prosecutions;
●	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

●	impose other civil or criminal penalties;
●	suspend any ongoing clinical trials;
●	place restrictions on the kind of promotional activities that can be done;
●	delay or refuse to approve pending applications or supplements to approved applications filed by the Company or its potential partners;
●	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products or require the Company or its partners to initiate a product recall.

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

The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.*

The Company currently has no marketing capabilities and no sales organization. To commercialize the Company’s product candidates, if approved, in the United States and other jurisdictions, the Company must build its marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and the Company may not be successful in doing so. Although the Company’s employees, consultants, contractors, and partners have experience in the marketing, sale and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, the Company as a company has no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including its ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of the Company’s internal sales, marketing, distribution and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products.

The Company may face product liability exposure, and if successful claims are brought against it, the Company may incur substantial liability if its insurance coverage for those claims is inadequate.*

The Company faces an inherent risk of product liability or similar causes of action as a result of the clinical testing of its product candidates and will face an even greater risk if the Company commercializes any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority and notwithstanding the Company complying with applicable laws on promotional activity. The Company’s products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with the Company’s product candidates could result in injury to a patient or potentially even death. The Company cannot offer any assurance that it will not face product liability suits in the future, nor can it assure that its insurance coverage will be sufficient to cover its liability under any such cases.

In addition, a liability claim may be brought against the Company even if its product candidates merely appear to have caused an injury. Product liability claims may be brought against the Company by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with its product candidates, among others, and under some circumstances even government agencies. If the Company cannot successfully defend itself against product liability or similar claims, it will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal or delay of recruitment or decreased enrollment rates of clinical trial participants;
●	termination or increased government regulation of clinical trial sites or entire trial programs;
●	the inability to commercialize the Company’s product candidates;
●	decreased demand for the Company’s product candidates;
●	impairment of the Company’s business reputation;
●	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
●	substantial costs of any related litigation or similar disputes;
●	distraction of management’s attention and other resources from the Company’s primary business;
●	significant delay in product launch;
●	substantial monetary awards to patients or other claimants against the Company that may not be covered by insurance;
●	withdrawal of reimbursement or formulary inclusion; or
●	loss of revenue.

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

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.  In addition, the tax treatment of CVRs is uncertain.

The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent upon: (i) our ability to sell or license certain legacy intellection property within the time periods specified in the CVR Agreement and (ii) the consideration received for such intellectual property being greater than the amounts permitted to be retained or deducted by us pursuant to the CVR Agreement. If we are not able to sell or license such intellectual property within the prescribed time period, or the consideration received by us is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. Following the closing of the Merger, we do not have any contractual obligation to support the development of the legacy asset, NSI-566.

Furthermore, the CVRs are unsecured obligations of the company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the company. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

The Company’s employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with whom the Company may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

The Company is exposed to the risk that its employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs and any partners with which the Company may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, antikickback and Medicare/Medicaid rules, or laws that require the true, complete and accurate reporting of financial information or data, books and records. If any such or similar actions are instituted against the Company and the Company is not successful in defending itself or asserting the Company’s rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, debarments, contractual damages, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of the Company’s operations, any of which could adversely affect the Company’s ability to operate the Company’s business and the Company’s operating results.

The Company may be subject to risks related to off-label use of its product candidates.*

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

The Company’s or third party’s clinical trials may fail to demonstrate the safety and efficacy of its product candidates, or serious adverse or unacceptable side effects may be identified during their development, which could prevent or delay marketing approval and commercialization, increase the Company’s costs or necessitate the abandonment or limitation of the development of the product candidate.*

Before obtaining marketing approvals for the commercial sale of any product candidate, the Company must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, the Company may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an IRB may also require that the Company suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

The Company may expend its limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.*

Because the Company has limited financial and managerial resources, it is currently focusing only on development programs that it identifies for specific indications for its product candidates. As a result, the Company may forego or delay pursuit of opportunities for other indications, or with other potential product candidates that later prove to have greater commercial potential. the Company’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. The Company’s spending on current and future research and development programs for specific indications or future product candidates may not yield any commercially viable product. If the Company does not accurately evaluate the commercial potential or target market for its product candidates, it may not gain approval or achieve market acceptance of that candidate, and its business and financial results will be harmed.

The Company may choose not to continue developing or commercializing any of its product candidates, or may choose not to commercialize product candidates in approved indications, at any time during development or after approval, which would reduce or eliminate its potential return on investment for those product candidates.*

At any time, the Company may decide to discontinue the development of any of its product candidates for a variety of reasons, including the appearance of new technologies that make its product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If the Company terminates a program in which it has invested significant resources, the Company will not receive any return on its investment and it will have missed the opportunity to have allocated those resources to potentially more productive uses.

Healthcare reform measures could hinder or prevent the commercial success of the Company’s product candidates.*

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

The Company may also be subject to stricter healthcare laws, regulation and enforcement, and its failure to comply with those laws could adversely affect its business, operations and financial condition.*

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to the Company’s business. The Company is subject to regulation by both the federal government and the states in which it or its partners conduct business. The healthcare laws and regulations that may affect the Company’s ability to operate include: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product among other things); the federal physician sunshine requirements under the Affordable Care Act; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; the new federal Right-to-Try legislation; and state law equivalents of many of the above federal laws.

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

The Company’s inability to successfully to in-license, acquire, develop and market additional product candidates or approved products would impair its ability to grow its business.*

The Company intends to in-license, acquire, develop and market additional products and product candidates. Because the Company’s internal research and development capabilities are limited, it may be dependent on pharmaceutical companies, academic or government scientists and other researchers to sell or license products or technology to it. The success of this strategy depends partly on the Company’s ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

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

The Company may seek to avail itself of mechanisms to expedite the development or approval for product candidates it may pursue in the future, such as fast track or breakthrough designation, but such mechanisms may not actually lead to a faster development or regulatory review or approval process.*

LB1148 has received Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis, etc.) associated with gut hypoperfusion injury in pediatric patients who underwent congenital heart disease repair surgery. In addition, the Company may seek fast track designation, breakthrough designation, orphan drug designation, rare pediatric disease designation, priority review, or accelerated approval for product candidates it may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if the Company believes a particular product candidate is eligible for any such mechanism, it cannot guarantee that the FDA would decide to grant it. Even if it does obtain fast track or priority review designation or pursue an accelerated approval pathway, the Company may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from the Company’s clinical development program.

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

Risks Related to the Company’s Dependence on Third Parties

The Company expects to rely on collaborations with third parties for the successful development and commercialization of its product candidates.*

The Company expects to rely upon the efforts of third parties for the successful development and commercialization of the Company’s current and future product candidates. The clinical and commercial success of the Company’s product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:

●	the Company’s partners’ ability to execute their responsibilities in a timely, cost-efficient and compliant manner;
●	reduced control over delivery and manufacturing schedules;
●	price increases and product reliability;
●	manufacturing deviations from internal or regulatory specifications;
●	quality incidents;
●	the failure of partners to perform their obligations for technical, market or other reasons;
●	misappropriation of the Company’s current or future product candidates; and
●	other risks in potentially meeting the Company’s current and future product commercialization schedule or satisfying the requirements of its end-users.
●	the Company cannot assure you that it will be able to establish or maintain third-party relationships in order to successfully develop and commercialize its product candidates.

The Company relies completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates, which may include sole-source suppliers and manufacturers; the Company intends to rely on third parties for commercial supply, manufacturing and distribution if any of its product candidates receive regulatory approval; and the Company expects to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.*

The Company does not currently have, nor does it plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, the Company has not entered into a long-term commercial supply agreement to provide it with such drug substances or products. As a result, the Company’s ability to develop its product candidates is dependent, and the Company’s ability to supply its products commercially will depend, in part, on the Company’s ability to obtain the active pharmaceutical ingredients (“APIs”) and other substances and materials used in its product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If the Company fails to develop and maintain supply and other technical relationships with these third parties, it may be unable to continue to develop or commercialize its products and product candidates.

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

Risks Related to the Company’s Financial Operations

The Company has expressed substantial doubt about its ability to continue as a going concern.*

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to uncertainties that the Company’s cash flows generated from its operations will be sufficient to meet its current operating costs and the Company’s future financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s year-end and interim financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as terrorism that could disrupt its business operations, and its business continuity and disaster recovery plans may not adequately protect it from a serious disaster.*

The Company’s headquarters and main research facility are located in the greater San Diego area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, health pandemics or epidemics, terrorism and similar unforeseen events beyond its control, including for example the ongoing COVID-19 pandemic, prevented it from using all or a significant portion of its headquarters or research facility, it may be difficult or, in certain cases, impossible for the Company to continue its business for a substantial period of time. The Company does not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of the Company’s internal or third party service provider disaster recovery and business continuity plans, which, particularly when taken together with its lack of earthquake insurance, could have a material adverse effect on its business. Furthermore, integral parties in the Company’s supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect its supply chain, it could have a material adverse effect on the Company’s ability to conduct clinical trials, its development plans and its business.

The Company’s business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in its cyber-security.*

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

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s financial statements.*

The Company’s management has identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. Additionally, the Company’s management identified a material weakness in its internal control over the fair value calculation of options granted during the period ended June 30, 2021. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations.

Risks Related to the Company’s Intellectual Property

The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.*

The Company’s success with respect to its product candidates will depend, in part, on its ability to obtain and maintain patent protection in both the United States and other countries, to preserve its trade secrets and to prevent third parties from infringing on its proprietary rights. The Company’s ability to protect its product candidates from unauthorized or infringing use by third parties depends in substantial part on its ability to obtain and maintain valid and enforceable patents around the world.

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

The Company may not be able to protect its intellectual property rights throughout the world.*

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

Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If the Company or its licensors fail to maintain the patents and patent applications covering its product candidates for any reason, the Company’s competitors might be able to enter the market, which would have an adverse effect on the Company’s business.

If the Company fails to comply with its obligations under its intellectual property license agreements, it could lose license rights that are important to its business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of its rights to the relevant intellectual property or technology or increase its financial or other obligations to its licensors.*

The Company has entered into in-license arrangements with respect to certain of its product candidates. These license agreements impose various diligence, milestone, royalty, insurance and other obligations on the Company. If the Company fails to comply with these obligations, the respective licensors may have the right to terminate the license, in which event the Company may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect its business, financial condition, operating results and prospects.

If the Company is sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay it from developing or commercializing its product candidates.*

The Company’s commercial success depends on its ability to develop, manufacture, market and sell its product candidates and use its proprietary technologies without infringing the proprietary rights of third parties. The Company cannot assure that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S.- and foreign-issued patents and pending patent applications owned by third parties exist in the fields relating to its product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that its product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents and other intellectual property rights cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in the Company’s fields across many countries, there may be a risk that third parties may allege they have patent rights encompassing the Company’s product candidates, technologies or methods.

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

The Company may be subject to claims that its officers, directors, employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their former employers or their former or current customers.*

As is common in the biotechnology and pharmaceutical industries, certain of the Company’s employees were formerly employed by other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our products and product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including its competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to its management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Other Risks Related to the Company

The Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.*

The Company will require substantial additional funds to conduct the costly and time-consuming clinical efficacy trials necessary to pursue regulatory approval of LB1148 and any other product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely the rights of its common stockholders. Further, to the extent that the combined company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholder’s ownership interest in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

The Company’s business could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 pandemic, in regions where it or third parties on which it relies have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect the Company’s operations, including at its headquarters in California, which has been in the past, and could be in the future, subject to a county-wide stay-at-home order, and at clinical trial sites, as well as the business or operations of manufacturers, CROs or other third parties with whom the Company conducts business.*

The Company’s business could be adversely affected by the effects of health pandemics or epidemics in regions where it has concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom it relies. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to most countries, including the United States and many other countries. The Company’s headquarters is located in San Diego County, California, and many of the Company’s raw materials for manufacture of LB1148 are produced in foreign countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States and numerous other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19. Further, on March 19, 2020 the State of California declared a statewide stay at home order for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Due to the stay at home order, the Company implemented work-from-home policies for all of its employees. The stay at home order has since expired and currently not in effect. The effects of future stay-at-home orders and work-from-home policies may negatively impact productivity, disrupt business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in operations could negatively impact the Company’s business, operating results and financial condition.

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

The stock price of the Company may be highly volatile.*

The market price of shares of the Company could be subject to significant fluctuations. Since the completion of the Merger on April 27, 2021, the Company’s stock price has already been subject to significant fluctuation. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of shares of the Company to fluctuate include, but are not limited to:

●	the ability of the Company to obtain timely regulatory approvals for LB1148 or future product candidates, and delays or failures to obtain such approvals;
●	failure of LB1148 if approved, to achieve commercial success;
●	issues in manufacturing LB1148 or future product candidates;
●	the results of current and any future clinical trials of LB1148;
●	failure of other Company product candidates, if approved, to achieve commercial success;
●	the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;
●	the initiation of, material developments in, or conclusion of any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
●	announcements of any dilutive equity financings;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	failure to elicit meaningful stock analyst coverage and downgrades of the company’s stock by analysts; and
●	the loss of key employees.

Moreover, the stock markets in general have experienced substantial volatility in the biotech industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of the Company’s shares.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity of the type that the Company recently completed with LBS. Such litigation if brought could impact negatively the Company’s business.

The Company is expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its common stock being less attractive to investors.*

As of the date of this Quarterly Report, the public float of the Company is less than $250 million and therefore qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, the Company will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. We cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

The Company does not anticipate paying any dividends in the foreseeable future.*

The current expectation is that the Company will retain its future earnings to fund the development and growth of the company’s business. As a result, capital appreciation, if any, of the shares of the Company will be your sole source of gain, if any, for the foreseeable future.

If the Company fails to attract and retain management and other key personnel, it may be unable to successfully develop or commercialize its product candidates or otherwise implement its business plan.*

The biotech industry has experienced a high rate of turnover in recent years. The Company’s ability to compete in the highly competitive biopharmaceuticals industry depends upon the ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. The Company will conduct its operations in the greater San Diego area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. The Company may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which the Company will compete have greater financial and other resources, different risk profiles and a longer history in the industry. The Company’s competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit the Company’s ability to continue to attract and retain high quality personnel, which could negatively affect its ability to successfully develop and commercialize our product candidates and to grow the business and operations as currently contemplated.

The Company’s ability to use NOL carryforwards and certain other tax attributes may be limited.*

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

Changes in tax law could adversely affect the Company’s business.*

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

The Company will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.*

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

Anti-takeover provisions in the Company’s charter documents and under Delaware law could make an acquisition of the Company more difficult and may prevent attempts by the Company stockholders to replace or remove the Company management.*

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding Company voting stock from merging or combining with the Company. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.*

The trading market for the Company’s common stock is and will be influenced by the research and reports that equity research analysts publish about it and its business. Equity research analysts may elect not to provide research coverage of the Company’s common stock, and such lack of research coverage may adversely affect the market price of its common stock. In the event it does have equity research analyst coverage, the Company will not have any control over the analysts, or the content and opinions included in their reports. The price of the Company’s common stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on it regularly, demand for its common stock could decrease, which in turn could cause its stock price or trading volume to decline.

If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.*

The Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This has required that the Company incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expend significant management efforts. The Company may experience difficulty in meeting these reporting requirements in a timely manner.

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Prior to the Merger, LBS’s management identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process for LBS, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. If the Company does not remediate this material weakness, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective internal financial and accounting controls and procedures could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations.

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

Our board of directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.*

The Company is entitled under its certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of the Company’s blank check preferred stock provide its board of directors with broad authority to determine voting, dividend, conversion, and other rights. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01#	Contingent Value Rights Agreement, dated as of April 27, 2021, by and among the Company, American Stock Transfer & Trust Company, and Raul Silvestre.		8-K	10.1	001-33672	4/27/21

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(iii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K	3.01	001-33672	10/30/19

3.01(iv)	Certificate of Validation of Certificate to the Amended and Restated Certificate of Incorporation of Palisade Bio, Inc.		S-4	3.01(iv)	333-251659	12/23/20

3.01(v)	Amended and Restated Certificate of Incorporation of Seneca Biopharma dated as of April 27, 2021		8-K	3.1	001-33672	4/27/21

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015	8-K	3.01	001-33672	11/16/15

4.01	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07	10-KSB	4.22	333-132923	3/27/08

4.02**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.03	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

4.04**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.05**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.06	Form of Common Stock Purchase Warrant from May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.07	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.08	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.09	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.10	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.11	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.1	001-33672	10/29/18

4.12	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.2	001-33672	10/29/18

4.13	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.14**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.15**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan		S-1	4.44	333-232273	6/21/19

4.16	Form of Series M and Series N warrant from July 2019 Offering		S-1/A	4.45	333-232273	7/24/19

4.17	Form of Series O Pre-Funded Warrant from July 2019 Offering		S-1/A	4.46	333-232273	7/24/19

4.18	Form of Series P Replacement Warrant issued in January 2020 Offering		8-K	4.01	001-33672	1/22/20

4.19	Form of Series Q Replacement Warrant issued in January 2020 Offering		8-K	4.02	001-33672	1/22/20

4.20	Form of Placement Agent Warrant issued in January 2020 Offering		8-K	4.03	001-33672	1/22/20

4.21	Form of Placement Agent Warrant issued in May 2020 Offering		8-K	4.01	001-33672	5/27/20

4.22	Form of Warrant to Purchase Shares of Common Stock of Leading Biosciences, Inc.		S-4	4.30	333-251659	12/23/20

4.23	Form of Bridge Warrant		8-K	4.1	001-33672	12/21/20

4.24	Form of Equity Warrant		8-K	4.2	001-33672	12/21/20

4.25	Form of Senior Secured note of Leading BioSciences, Inc.		S-4	4.33	333-251659	12/23/20

4.26	Registration Rights Agreement, by and between Palisade Bio, Inc. and the investor party thereto, dated December 16, 2020		8-K	4.3	001-33672	12/21/20

4.27	Securities Purchase Agreement, by and between Leading Biosciences, Inc. and the investor party thereto, dated December 16, 2020		8-K	10.5	001-33672	12/21/20

4.28	Securities Purchase Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto, dated December 16, 2020		8-K	10.6	001-33672	12/21/20

4.29**	2021 Equity Incentive Plan	*

4.30**	2021 Employee Stock Purchase Plan	*

10.01	Amendment Agreement to Securities Purchase Agreement by and among, the Company, Leading BioSciences, Inc. and Altium Growth Fund, LP, dated May 3, 2021		10-Q	10.03	001-33672	5/14/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL	*

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

PALISADE BIO, INC.

Date: August 23, 2021	/s/ Tom Hallam
Tom Hallam, PhD, Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	/s/ J.D. Finley
J.D. Finley, Chief Financial Officer
(Principal Financial Officer)