Form 10-Q/A
period 2021-06-30
PALISADE BIO, INC.
filed 2021-09-14
CIK 1357459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

As of August 20, 2021, there were 12,908,594 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Palisade Bio, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on August 23, 2021 (the “Original Form 10-Q”), is being filed solely to correct an administrative error in the number of outstanding shares of the Company’s common stock, as of August 20, 2021, listed on the cover page. The cover page of this Amendment correctly states that the number of shares of common stock outstanding on August 20, 2021 was 12,908,594.

This Amendment is limited in scope to the correction described above and does not amend, update or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

Number	Exhibit Title	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: September 14, 2021	/s/ Thomas M. Hallam
Thomas M. Hallam, PhD, Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2021	/s/ J.D. Finley
J.D. Finley, Chief Financial Officer
(Principal Financial Officer)