Form 10-Q
period 2021-09-30
PALISADE BIO, INC.
filed 2021-11-12
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33672

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2021, there were 13,574,049 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$14,104	$713
Accounts receivable	—	59
Prepaid expenses and other current assets	1,988	124
Total current assets	16,092	896
Restricted cash	26	26
Deferred transaction costs	—	1,817
Right-of-use asset	153	275
Property and equipment, net	3	5
Total assets	$16,274	$3,019

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,383	$2,537
Accrued liabilities	722	2,740
Accrued compensation and benefits	89	1,590
Current portion of lease liability	158	168
Current portion of debt	387	578
Current portion of related party debt, net	181	469
Total current liabilities	2,920	8,082
Warrant liability	9,434	1,830
Non-current portion of debt	—	94
Lease liability, net of current portion	—	112
Total liabilities	12,354	10,118
Commitments and contingencies (Note 11)
Series C convertible preferred stock, $0.001 par value; 0 and 33,594,625 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 11,674,131 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $10.4 million as of December 31, 2020	—	9,503
Stockholders' equity (deficit):
Series A convertible preferred stock, 7,000,000 shares authorized, $0.01 par value; 200,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	—
Common stock, $0.01 par value; 300,000,000 and 6,797,500 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 12,929,911 and 2,774,501 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	130	28
Additional paid-in capital	99,503	51,396
Accumulated deficit	(95,715)	(68,026)
Total stockholders' equity (deficit)	3,920	(16,602)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$16,274	$3,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$624	$412	$1,630	$2,314
In-process research and development	—	—	30,117	—
General and administrative	2,392	1,404	6,080	3,738
Total operating expenses	3,016	1,816	37,827	6,052
Loss from operations	(3,016)	(1,816)	(37,827)	(6,052)
Other income (expense):
Gain on forgiveness of PPP loan	—	—	279	—
Loss on issuance of secured debt	—	—	(686)	—
Gain on change in fair value of warrant liability	12,764	—	17,939	—
Gain on change in fair value of share liability	18	—	91	—
Interest expense	(26)	(28)	(2,393)	(39)
Other income	20	1	36	13
Loss on issuance of LBS Series 1 Preferred Stock	—	—	(1,881)	—
Loss on issuance of warrants	(1,673)	—	(3,247)	—
Total other income (expense)	11,103	(27)	10,138	(26)
Net income (loss)	$8,087	$(1,843)	$(27,689)	$(6,078)
Earnings (loss) per share:
Basic	$0.42	$(0.66)	$(3.50)	$(2.19)
Diluted	$0.42	$(0.66)	$(4.13)	$(2.19)
Weighted average shares used in computing earnings (loss) per share:
Basic	12,100,292	2,774,502	7,902,104	2,774,237
Diluted	12,106,771	2,774,502	7,952,998	2,774,237
Net income (loss) attributable to common shares - basic	$5,118	$(1,843)	$(27,689)	$(6,078)
Net income (loss) attributable to common shares - diluted	$5,119	$(1,843)	$(32,808)	$(6,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2021	—	$—	200,000	$2	11,398,698	$114	$94,242	$(103,802)	$(9,444)
Net income	—	—	—	—	—	—	—	8,087	8,087
Stock-based compensation expense	—	—	—	—	—	—	103	—	103
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	1,509,896	15	5,126	—	5,141
Conversion of share liability to common stock	—	—	—	—	12,500	1	32	—	33
Conversion of restricted stock units to common stock	—	—	—	—	8,817	—	—	—	—
Balance, September 30, 2021	—	$—	200,000	$2	12,929,911	$130	$99,503	$(95,715)	$3,920

	Three Months Ended September 30, 2020
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	11,674,131	$9,503	—	$—	2,774,501	$28	$50,233	$(61,939)	$(11,678)
Net loss	—	—	—	—	—	—	—	(1,843)	(1,843)
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	664	—	664
Balance, September 30, 2020	11,674,131	$9,503	—	$—	2,774,501	$28	$50,907	$(63,782)	$(12,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(27,689)	(27,689)
Issuance of common stock to vendor	—	—	—	—	118,833	1	1,183	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of LBS Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	5,303,568	53	(53)	—	—
Conversion of LBS Series C Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	317,420	3	9,500	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	2,884,375	29	28,699	—	28,728
Acquisition of Seneca Series A Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	1,208	—	1,208
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	1,509,896	15	5,126	—	5,141
Conversion of share liability to common stock	—	—	—	—	12,500	1	32	—	33
Conversion of restricted stock units to common stock	—	—	—	—	8,817	—	—	—	—
Balance, September 30, 2021	—	$—	200,000	$2	12,929,911	$130	$99,503	$(95,715)	$3,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2020
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	11,674,131	$9,503	—	$—	2,774,176	$28	$49,344	$(57,704)	$(8,332)
Net loss	—	—	—	—	—	—	—	(6,078)	(6,078)
Issuance of common stock to vendor	—	—	—	—	325	—	9	—	9
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	1,544	—	1,544
Balance, September 30, 2020	11,674,131	$9,503	—	$—	2,774,501	$28	$50,907	$(63,782)	$(12,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Net loss	$(27,689)	$(6,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
In-process research and development	30,117	—
Noncash transaction costs shared with Seneca	(135)	—
Noncash lease expense	122	105
Gain on forgiveness of PPP loan	(279)	—
Accretion of debt discount and non-cash interest expense	2,334	32
Loss on issuance of LBS Series 1 Preferred Stock	1,881	—
Loss on issuance of secured debt	686	—
Loss on issuance of warrants	3,247	—
Change in fair value of warrant liabilities	(17,939)	—
Change in fair value of share liability	(91)	—
Stock-based compensation	1,208	1,544
Accrued and unpaid interest	—	7
Other	191	—
Changes in operating assets and liabilities:
Trade and other receivables	84	(53)
Prepaid and other assets	(1,264)	24
Accounts payable and accrued liabilities	(2,527)	1,299
Accrued compensation	(1,544)	—
Operating lease liabilities	(122)	(102)
Net cash used in operating activities	(11,718)	(3,220)
Cash flows from investing activities:
Cash acquired in connection with the Merger	3,279	—
Acquisition related costs paid	(3,333)	—
Purchases of property and equipment	—	(5)
Net cash used in investing activities	(54)	(5)
Cash flows from financing activities:
Payments on debt	(949)	—
Proceeds from issuance of debt	1,250	379
Proceeds from issuance of LBS Series 1 Preferred Stock	19,900	—
Proceeds from issuance of common stock and warrants	5,209	—
Redemption of warrants	(99)	—
Payment of debt issuance costs	(148)	—
Net cash provided by financing activities	25,163	379
Net increase (decrease) in cash, cash equivalents and restricted cash	13,391	(2,846)
Cash, cash equivalents and restricted cash, beginning of period	739	3,623
Cash, cash equivalents and restricted cash, end of period	$14,130	$777
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	14,104	751
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$14,130	$777
Supplemental disclosure of cash flows:
Interest paid	$61	$—
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable	$67	$—
Transaction costs shared with Seneca	$135	$—
Acquisition costs related to stock issuance	$1,184	$—
Issuance of common stock to former Seneca stockholders	$28,728	$—
Conversion of LBS Series C Preferred stock into common stock	$9,503	$—
Net assets acquired in the Merger	$2	$—
Acquisition related vesting of RSU’s assumed in the Merger	$41	$—
Acquisition related fair value change in warrant liability assumed in the Merger	$51	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business and Financial Condition

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) completed an asset acquisition with Seneca Biopharma Inc. (“Seneca”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of December 16, 2020, (the “Merger Agreement”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Concurrent with the closing of the Merger, LBS outstanding common stock, common stock warrants and options for the purchase of LBS common stock were exchanged for Seneca common stock, Seneca common stock warrants and options for the purchase of Seneca common stock at a ratio of 0.02719 shares of LBS common stock equivalents to one share of Seneca common stock equivalents (the “Exchange Ratio”). On April 27, 2021, in connection with the Merger, Seneca filed a certificate of amendment to its amended and restated certificate of incorporation to affect a 1-for-6 reverse stock split of its common stock (the "Reverse Stock Split"). Stockholders’ equity and all references to share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented.

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of innovative therapies to improve the lives of patients affected by a broad range of diseases and conditions triggered by gastrointestinal dysregulation. The Company is on the forefront of elucidating the role the gut plays in driving multiple disease states and conditions inside and outside the gastrointestinal tract. The Company is applying its knowledge and its industry experience to develop oral small-molecule drugs to maintain the integrity of the gut epithelial barrier, microbiome, and gut immune cells to improve acute and chronic Gastrobiome™-mediated outcomes. The Company's initial focus is combatting the interruption of GI function (ileus) following major surgery to reduce recovery times and shorten patients’ length of stay in the hospital. The Company’s programs have the potential to prevent the formation of post-operative adhesions, as well as to address the myriad health conditions and complications associated with chronic disruption of the intestinal mucosal barrier.

Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At September 30, 2021, the Company had an accumulated deficit of $95.7 million and cash and cash equivalents of $14.1 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. Management anticipates continuing to raise additional capital from the sale of its securities or through agreements, such as potential partnering events of the Company’s existing technology. However, no assurance can be given as to whether the Company will achieve these objectives. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the financial statements and notes included in the Company’s financial statements filed on the Form 8-K/A for the year ended December 31, 2020, which was filed with the SEC on July 13, 2021.

The accompanying condensed consolidated financial statements prior to the closing of the Merger are representative of LBS’s operations. The condensed consolidated financial statements subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the entities are consolidated in our condensed consolidated financial statements and all intercompany activity and transactions, if any, has been eliminated.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment which consists of research and development activities.

Cash and Cash Equivalents

Cash and cash equivalents represent cash available in readily available checking and money market accounts. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Transaction Costs

Deferred Transaction Costs consists of the direct and incremental costs incurred by the Company related to the acquisition of assets under the Merger Agreement. These costs represent legal, accounting and other direct costs related to the acquisition of assets under the Merger Agreement. As of September 30, 2021, and December 31, 2020, deferred transaction costs were approximately $0 and $1.8 million, respectively (see Note 3 for additional disclosure).

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

Convertible Preferred Stock

The Company’s Series C convertible preferred stock has been classified as temporary equity instead of permanent equity within the balance sheet, in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as the stock is conditionally redeemable upon certain change in control events outside of the Company’s control, including the liquidation, sale or transfer of control of the Company. Upon such change in control events the holders of the convertible preferred stock can cause its redemption.

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

The Company accounts for its common stock warrants and tranche liability in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the condensed consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

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

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. Debt issuance costs are recorded as a reduction to the carrying value of the debt and are amortized to interest expense in the condensed consolidated statements of operations.

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series C convertible preferred stock (the "Convertible Preferred Stock"), the Senior Secured Promissory Note Warrants, the May 2021 Warrants and the July 2021 Warrants (as defined at Note 5) contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position such as the three months ended September 30, 2021.

Diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

Basic and diluted earnings per share during the three months ended September 30, 2021 were calculated under the two-class method. Basic and diluted loss per share for the nine months ended September 30, 2021, and the three and nine months ended September 30, 2020 were calculated under the if-converted and treasury stock methods. Certain of the liability classified warrants were dilutive in the second quarter of 2021 resulting in a dilutive impact for the nine months ended September 30, 2021.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic net income (loss) per common share
Net income (loss)	$8,087	$(1,843)	$(27,689)	$(6,078)
Undistributed earnings allocated to participating securities	(2,969)	—	—	—
Net income (loss) attributable to common shares - basic	$5,118	$(1,843)	$(27,689)	$(6,078)
Weighted average shares used in calculating basic earnings (loss) per share	12,100,292	2,774,502	7,902,104	2,774,237
Basic net income (loss) per common share	$0.42	$(0.66)	$(3.50)	$(2.19)

Diluted net income (loss) per common share
Net income (loss)	$8,087	$(1,843)	$(27,689)	$(6,078)
Change in fair value of warrants	—	—	(5,119)	—
Undistributed earnings allocated to participating securities	(2,968)	—	—	—
Net income (loss) attributable to common shares - diluted	$5,119	$(1,843)	$(32,808)	$(6,078)
Weighted-average shares outstanding	12,100,292	2,774,502	7,902,104	2,774,237
Effect of potentially dilutive securities	6,479	—	50,894	—
Weighted average shares used in calculating diluted earnings (loss) per share	12,106,771	2,774,502	7,952,998	2,774,237
Diluted net income (loss) per common share	$0.42	$(0.66)	$(4.13)	$(2.19)

The following potentially dilutive securities were excluded from the calculation of diluted net earnings (loss) per share because their effects would be anti-dilutive:

	September 30,
	2021	2020
Employee stock options	799,562	826,771
Warrants for common stock	8,491,006	100,393
Series C convertible preferred stock	—	317,420
Total	9,290,568	1,244,584

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) was the same as its reported net income (loss) for all periods presented.

Recently Adopted Accounting Pronouncements

In November 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash and equivalents. ASU 2016-18 is effective for fiscal years beginning after December 31, 2018, with early adoption permitted. The Company adopted this standard on January 1, 2021, which did not have a material impact on its financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard in the first quarter of 2023 and does not expect the adoption will have a significant impact on its financial statements and related disclosures.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU- 2020-06"), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures and currently expects to adopt this standard in the first quarter of 2024.

3. Merger between Seneca and LBS

On December 16, 2020, Seneca entered into a Merger Agreement, pursuant to which Merger Sub merged with and into LBS with LBS surviving as a wholly owned subsidiary of Seneca. On April 27, 2021, the Merger was completed.

The transaction was accounted for as a reverse asset acquisition. Under this method of accounting, LBS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) LBS’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) LBS designated a majority of the members of the initial board of directors (five of eight total members) of the combined company, (iii) LBS’s senior management holds all key positions in the senior management of the combined company and (iv) the only employees remaining in the combined company are that of LBS employees (all Seneca employees were terminated on the date of Merger). As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of LBS.

Pursuant to the terms of the Merger Agreement, each share of LBS common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.02719 shares of Company common stock, such that, immediately following the effective date of the Merger, preexisting LBS equity holders held approximately 74.9% of the capital stock of Seneca outstanding immediately following the Merger, and the equity holders of Seneca immediately before the Merger held approximately 25.1% of the Seneca capital stock outstanding immediately following the Merger.

Holders of the Company’s common stock will be entitled to one vote for each share of common stock held of record for the election of directors and on all matters submitted to a vote of stockholders.

In accordance with the Merger Agreement, Seneca shareholders who held shares immediately prior to the effective date of the Merger retain the right to receive a portion of payments received within 48 months of the Merger closing from the sale of certain legacy Seneca patents or assets that are sold within the 18 months following the Merger close. The contingent value right (“CVR”) payment amount is calculated as 80% of the net proceeds received (i.e., gross proceeds minus selling expenses) with no CVR payment required in the event such amount is less than $300,000 during the CVR term. Based on the information available at the time of the Merger, any contingent consideration associated with the CVR payment was deemed to have a remote possibility. As such, no consideration was recorded on the Company’s financial statements.

Reverse Stock Split and Exchange Ratio

On April 27, 2021, in connection with, and prior to the completion of, the Merger, the Company effected a Reverse Stock Split of its then outstanding common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. The final Exchange Ratio incorporated the effect of this Reverse Stock Split, and all issued and outstanding common stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding LBS common stock and underlying shares of common stock of, convertible preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented.

Merger

The Merger was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar identifiable intangible assets, and the acquired assets did not have outputs or employees. As Seneca had not yet received regulatory approval for its product candidates, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expense in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021.

The total purchase price paid in the Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

Purchase Price Consideration:
Number of shares of the combined company issued to Seneca's stockholders (i)	2,884,375
Multiplied by the fair value per share of Seneca's common stock (ii)	$9.96
Total share value consideration	28,728
LBS transaction costs	4,670
Total purchase price	$33,398

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

4. Balance Sheet Details

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued accounts payable	$346	$1,018
Accrued clinical trial costs	247	875
Accrued director stipends	102	759
Accrued other	27	88
	$722	$2,740

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurances	$1,696	$31
Other receivables	116	—
Prepaid subscriptions and fees	97	35
Prepaid software licenses	36	0
Deposits	26	16
Deferred financing costs	—	41
Prepaid other	17	1
	$1,988	$124

5. Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In connection with the transactions contemplated by the Merger, on December 16, 2020, (i) the Company entered into a securities purchase agreement with Altium Growth Fund, LP (the “Investor”) pursuant to which, among other things, the Company agreed to issue senior secured promissory notes in the aggregate principal amount of up to $5.0 million, in exchange for an aggregate purchase price of up to $3.75 million, representing an aggregate original issue discount of up to $1.25 million (the “Senior Secured Promissory Notes”) and warrants (“Senior Secured Promissory Note Warrants”) to purchase shares of the Company’s common stock.

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

The Company has issued warrants that are accounted for as liabilities. Certain of these warrants were valued using a Monte Carlo based valuation model. The Monte Carlo valuation technique was utilized because it embodies all the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the statement of operations.

During 2020, the Senior Secured Promissory Note Warrant liability fair value of $1.9 million was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 87 percent, (iv) risk-free interest rate of one-half percent, (v) contractual terms of approximately six years and (vi) a zero percent dividend rate.

The second tranche of the Senior Secured Promissory Notes and the Senior Secured Promissory Note Warrants were issued on February 1, 2021. The initial fair value of the second tranche of the Senior Secured Promissory Note Warrant liability of $1.8 million was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 88 percent, (iv) risk-free interest rate of approximately one-half percent, (v) contractual terms of approximately 5.8 years and (vi) a zero percent dividend rate.

As of September 30, 2021, the fair value of the Senior Secured Promissory Note Warrants in the amount of $1.1 million was determined using a Black-Scholes valuation model that used the following assumptions: (i) a stock price of $2.65, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 0.98 percent, (iv) an estimated contractual term of 4.9 years, (v) volatility of 72.3%, and (vi) a zero percent dividend rate.

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase 4,995,893 shares of Common Stock at a price of $4.70 per share (the “May 2021 Warrant”). The initial fair value of the May 2021 Warrants was $21.9 million and was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $10.15, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 91 percent, (iv) risk-free interest rate of approximately one percent, (v) contractual terms of approximately 5.6 years, and (vi) a zero percent dividend rate.

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "Waiver Agreement"). As part of the Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants such that the number of shares and exercise price in effect immediately prior to the effective date of the Waiver Agreement shall no longer be subject to price-based resets. The waiver of the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 Warrant is considered a modification to those warrants and as a result, the underlying warrants were re-valued using a Black-Scholes based valuation model, which resulted in a favorable change in the fair value of the underlying warrants of $3.9 million. As consideration for the Waiver Agreement, the Company issued the Investor additional warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $3.631 per share (the "July 2021 Warrants"). The initial fair value of the July 2021 Warrants was $1.7 million and is included in loss on issuance of warrants at the condensed consolidated statements of operations. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $3.58, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 99.1 percent, (iv) risk-free interest rate of approximately 0.82 percent, (v) contractual terms of approximately 5.5 years, and (vi) a zero percent dividend rate.

As of September 30, 2021, the fair value of the May 2021 Warrants in the amount of $7.1 million was determined using a Black-Scholes valuation model that used the follow assumptions: (i) a stock price of $2.65, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 0.98 percent, (iv) an estimated contractual term of 4.9 years, (v) volatility of 72.3%, and (vi) a zero percent dividend rate.

As of September 30, 2021, the fair value of the July 2021 Warrants in the amount of $1.2 million was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $2.74, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 95.2 percent; (iv) risk-free rate of approximately 1.03 percent, (v) contractual terms of approximately 5.3 years and (vi) a zero percent dividend rate.

There were no liability classified warrants during the nine months ended September 30, 2020. The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Warrant Liabilities	2021	2021
Fair value at beginning of period	$20,526	$1,830
Initial fair value at the original issuance date	1,672	25,417
Equity classified warrant put feature activated	—	51
Change in fair value during the period	(12,764)	(17,939)
Seneca liability classified warrants assumed	—	200
Expiration of equity classified warrant put feature	—	(26)
Settlement of derivative liabilities	—	(99)
Fair value at end of period	$9,434	$9,434

At December 31, 2020, Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021, with only the August 2017 warrants recorded as a liability as of September 30, 2021. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 7,813 of these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants were valued using a Black-Scholes option pricing model.

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

The gains resulting from the changes in the fair value of the liability classified warrants are classified as a gain on change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

6. Debt

Debt consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Financing agreements	$346	$22
Unsecured promissory notes	43	231
Related party note	184	510
Senior Secured debt	—	1,677
Paycheck Protection Program Loan	—	279
Total debt	573	2,719
Less: Unamortized debt discounts	(5)	(1,578)
Total debt, net	568	1,141
Less: current portion of debt	(568)	(1,047)
Non-current portion of debt	$—	$94

Financing Agreements

In June and October 2020, the Company entered into agreements to finance certain insurance policies (“Financing Agreements”). These Financing Agreements have a stated interest rate of 8.35%, are payable over ten months and are secured by the Company’s insurance policies. In April and May 2021, the Company entered into additional agreements to finance additional insurance policies (“Additional Financing Agreements”). The Additional Financing Agreements have a stated interest of 3.6% and 8.35%, respectively, and are payable over a nine- and ten-month period, respectively. The agreements are secured by the associated insurance policies. As of September 30, 2021 and December 31, 2020, the aggregate remaining balance due under the Financing Agreements was $346,000 and $22,000, respectively.

Unsecured Promissory Notes

December 2019 Note

On December 18, 2019, the Company issued an unsecured promissory note for a principal sum of $100,000 to a consultant as payment for consulting services performed in 2019 (the “December 2019 Note”). The December 2019 Note had a maturity date in December 2020. The outstanding principal under the December 2019 note accrued interest at the annual rate of five percent simple interest. All principal plus accrued interest on the note was due and payable the earlier of the date which the Company closes on five million or more in revenue or gross financing proceeds or the maturity date. The maturity of the December 2019 Note was extended to March 19, 2021 and again to June 19, 2021. As of December 31, 2020, the outstanding balance of this note, including accrued interest was $105,000. The entire amount of principal and accrued interest on the December 2019 Note was repaid in June 2021.

July 2020 Note

On July 9, 2020, the Company issued an unsecured promissory note for a principal sum of $125,000 with an original issue discount of 20 percent (the “July 2020 Note”). There were no issuance costs related to this transaction. Interest accrues on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. Principal and any accrued but unpaid interest under this note was due and payable upon demand of the holder at any time following the earlier to occur of (a) the date on which the Company received at least $1,250,000 in gross proceeds from the issuance of equity securities or securities convertible into or exercisable for equity securities or (b) the 120th day following the issuance date of the note. On November 6, 2020, the Company and the lender mutually agreed to extend the maturity date of the July 2020 Note for an additional 120 days, or through March 6, 2021. No other terms of the original agreement were amended. The Company paid all outstanding accrued interest, which approximated $4,000, in conjunction with the amendment and interest will continue to accrue at the original stated interest rate. On March 6, 2021, the maturity date was further extended to June 6, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $21,445 starting June 15, 2021 in full amortization of the Note (the “July 2020 Note Amendment”). See Note 8 for details of the warrants issued with the July 2020 Note and the warrants issued with the July 2020 Note Amendment. The Company accounted for the amendment as a modification. As of September 30, 2021 and December 31, 2020, the outstanding balance of the July 2020 Note, including accrued interest, was $43,000 and $126,000, respectively.

October 2020 Note

On October 16, 2020, the Company issued an unsecured promissory note for a principal sum of $500,000 with an original issue discount of ten percent. Interest accrued on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. The note was due and payable 180 days from the issuance date, or April 14, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $90,901 starting June 15, 2021 in full amortization of the Note (the “October 2020 Note Amendment”). See Note 8 for details of the warrants issued with the October 2020 Note and the warrants issued with the October 2020 Note Amendment. The Company accounted for the amendment as a modification. This noteholder was considered a related party due to its equity investment in the Company (see Note 12). As of September 30, 2021 and December 31, 2020, the outstanding balance of the October 2020 Note, including accrued interest, was $184,000 and $510,000 respectively.

Senior Secured Promissory Notes

In connection with the transactions contemplated by the Merger, (i) the Company entered into a securities purchase agreement with the Investor pursuant to which, among other things, the Company agreed to issue the Senior Secured Promissory Notes and the Senior Secured Promissory Note Warrants, and (ii) Seneca and LBS entered into a separate securities purchase agreement with the Investor pursuant to which, among other things, the Investor agreed to invest $20.0 million in cash and cancel any outstanding principal and interest on the Senior Secured Promissory Notes immediately prior to the closing of the Merger in exchange for shares of Series 1 Preferred Stock of LBS to be issued immediately prior to the closing of the Merger and warrants to purchase shares of Palisade’s common stock to be issued after the closing of the Merger, in private placement transactions.

The Senior Secured Promissory Notes had a first closing on December 17, 2020 and a second closing on February 1, 2021. Each of the closings resulted in the issuance of $1.7 million in aggregate principal of Senior Secured Promissory Notes and Senior Secured Promissory Note Warrants to acquire 94,096 shares of common stock, with an exercise price of $17.71 per share. The third closing was at a date to be determined by the Company between March 16, 2021 and the closing of the Merger. The Company did not elect to draw down the third tranche. At issuance, the fair value of the first tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.8 million loss on issuance of debt. At issuance, the fair value of the second tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.7 million loss on issuance of debt. The debt was recognized at a zero-dollar carrying value and was being accreted to the principal amount of the debt, on a straight-line basis, through a charge to interest expense in the statement of operations. The Senior Secured Promissory Notes accrue interest at a rate of 15 percent based upon a 360-day year and was payable in arrears. In connection with the Merger, the outstanding principal and interest on the Senior Secured Promissory Notes was cancelled for shares of Series 1 Preferred Stock of the Company.

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

In January 2021, the Company received notification the PPP Loan was forgiven and recognized a gain a $279,000, in other income in the condensed consolidated statements of operations.

The following table summarizes future minimum debt payments as of September 30, 2021 (in thousands):

Years ending December 31,
2021 (remaining)	$227
2022	346
2023	—
2024	—
2025 and thereafter	—
Total debt maturities	573
Less: debt discounts	(5)
Less: unamortized interest	—
Total future minimum payments	568
Less: current portion of debt	(568)
Non-current portion of debt	$—

7. Stockholders’ Equity (Deficit)

Classes of Stock

As of September 30, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value Common Stock and 7,000,000 shares of $0.01 par value Series A Convertible Preferred Stock.

As of December 31, 2020, LBS was authorized to issue 6,797,500 shares of $0.01 par value Common Stock and 33,594,625 shares of $0.001 par value convertible preferred stock (the “Convertible Preferred Stock”). Of the authorized number of shares of Convertible Preferred Stock, 33,594,625 shares were designated to Series C Preferred Stock (“Series C”).

Series A Convertible Preferred Stock

As of September 30, 2021, the Company's Series A 4.5% Convertible Preferred Stock is convertible into 6,479 shares of common stock.

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

In connection with the Merger, the Series C Convertible Preferred Stock converted to Common Stock.

LBS Series 1 Preferred Stock

In connection with signing the Merger Agreement, LBS, Seneca and the Investor entered into a Securities Purchase Agreement (the “Equity SPA”), pursuant to which, among other things, the Investor agreed to invest up to $20.0 million in cash to fund the combined company following the Merger. In return, LBS issued LBS Series 1 Preferred Stock to the Investor equal to the Purchase Price divided by the per share purchase price of $17.71. The LBS Series 1 Preferred Stock converted to common stock upon the closing of the Merger.

The Company recorded $19.9 million in proceeds associated with this financing. In addition, the Company issued to the Investor warrants to purchase common stock in the combined company (see Note 8). The fair value of these warrants exceeded the equity proceeds, resulting in a $1.9 million loss on the issuance of the LBS Series 1 Preferred Stock. The Company incurred offering costs of $1.6 million which were allocated to the warrants and included in loss on issuance of warrants at the condensed combined statements of operations.

Common Stock

Each share of Common Stock shall entitle the holder thereof to one (1) vote on each matter submitted to a vote at a meeting of stockholders.

Yuma Private Equity

On August 19, 2021, the Company entered into a Private Securities Purchase Agreement with Yuma Regional Medical Center (“Yuma”) pursuant to which Yuma purchased 1,509,896 shares of the Company’s common stock, par value $0.01 per share at a purchase price of $3.45 per share. The Company recorded $5.2 million in proceeds associated with the financing. In addition, the Company issued warrants to purchase common stock (see Note 8).

8. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with ASC 815 are included in non-current liabilities. The warrants have an exercise price ranging from $3.45 to $4,695.60 per share and generally expire between five and ten years after the date of issuance. The Company had common stock warrants issuable and outstanding of 8,491,007 and 195,712, at September 30, 2021 and December 31, 2020, respectively.

Amendment of Promissory Notes and Issuance of New Warrants

In 2020, LBS issued and sold to certain holders (i) unsecured promissory notes in the aggregate principal amount of $0.6 million with an interest rate of 10% per annum and (ii) warrants to purchase an aggregate of 70,000 shares of common stock of LBS at an exercise price of $0.73 per share (the “Old Warrants”) (see Note 5). In connection with the Merger, the Old Warrants automatically converted into warrants to purchase an aggregate of 1,904 shares of Common Stock at a purchase price of $26.84 per share.

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

Senior Secured Promissory Note Warrants

In connection with the issuance of the Senior Secured Promissory Notes, the Company issued the Investors Senior Secured Promissory Note Warrants and identified an investor put right to offset future equity purchases in exchange for settlement of the Senior Secured Promissory Notes. The Senior Secured Promissory Note Warrants had an exercise price of $17.71 per share and expire five years from the date of registration or April 27, 2026. The Senior Secured Promissory Note Warrants did not meet the criteria for equity classification because of multiple features, including a potential adjustment to the exercise price and the potential for cash settlement of the warrants; therefore, the warrants are accounted for as liabilities in accordance with ASC 815. At each issuance date, the Company recognized the Senior Secured Promissory Note Warrants at fair value. The Company valued the Senior Secured Promissory Note Warrants upon the date of issuance using a Monte-Carlo valuation model with a resulting fair value of $1.8 million and $1.9 million at February 1, 2021 and December 31, 2020, respectively. As the fair value of the Senior Secured Promissory Note Warrants exceeded the proceeds from the Senior Secured Promissory Notes, a loss of $0.7 million and $0.8 million was recognized at issuance on February 1, 2021 and

December 17, 2020, respectively. (See Note 6 for further discussion). The Senior Secured Promissory Note Warrants will be revalued at fair value each reporting period in accordance with ASC 815. As of September 30, 2021, the Senior Secured Promissory Note Warrants were exercisable for 858,892 shares of the Company’s Common Stock at an exercise price of $3.88.

May 2021 Warrant

The May 2021 Warrants are immediately exercisable and will have a term of five years from the date all of the shares underlying the May 2021 Warrant have been registered for resale. The May 2021 Warrants were exercisable for 5,303,568 shares of the Company’s Common Stock at an exercise price of $3.88 based on the most recent price-based reset. On November 8, 2021, the Investor converted 644,138 warrants into shares of the Company's common stock in a cash-less exercise.

The May 2021 Warrants did not meet the criteria for equity classification and will therefore be accounted for in accordance with ASC 815. The Company valued the May 2021 Warrants using a Monte-Carlo valuation model with a resulting fair value of $21.9 million. As the fair value of the May 2021 Warrants exceeded the proceeds from the Pre-Merger Financing, a loss of $1.9 million was recognized at issuance on April 27, 2021. The Senior Secured Promissory Note Warrants, and the May 2021 Warrants will be revalued at fair value each reporting period in accordance with ASC 815.

July 2021 Warrant

The July 2021 Warrants are exercisable beginning six months following registration and for five years thereafter. The July 2021 Warrants are accounted for as liabilities in accordance with ASC 815 and are included in non-current liabilities at the condensed consolidated balance sheets (see Note 5 for further details on the July 2021 Warrants). The Waiver Agreement resulted in a change in fair value of the original warrants that the Company has recognized in earnings as of the date of the Waiver Agreement together with any associated transaction costs.

August 2021 Warrant

On August 19, 2021, pursuant to the terms of a Security Purchase Agreement, the Company issued to Yuma, a related party, a warrant to purchase up to 377,474 shares of Common Stock at a price of $3.45 per share, subject to certain adjustments (the "August 2021 Warrants"). The August 2021 Warrants are immediately exercisable and will have a term of five years from the date all of the shares underlying the August 2021 Warrants have been registered for resale.

The following table summarizes warrant activity for the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2020	195,712	21.20	6.60
Granted	7,572,191	4.03
Seneca warrants	749,792
Exercised	—
Settled	(20,313)
Forfeited, expired or cancelled	(6,375)
Warrants outstanding, September 30, 2021	8,491,007	5.64	4.73

9. Equity Incentive Plans

In 2013, LBS adopted the 2013 Employee, Director, and Consultant Equity Incentive Plan (the “2013 Plan”). Upon the closing of the Merger, each outstanding, unexercised and unexpired LBS option under the 2013 Plan, whether vested or unvested, was assumed by the Company and converted into Palisade options and became exercisable by the holder of such option in accordance with its terms, with (i) the number of shares of common stock subject to each option multiplied by the Exchange Ratio and (ii) the per share exercise price upon the exercise of each option divided by the Exchange Ratio. In connection with the closing of the Merger, no further awards will be made under the 2013 Plan.

Seneca’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by Seneca’s stockholders on June 12, 2019. In April 2021, in connection with the Merger, all outstanding options under the 2019 Plan were cancelled and all outstanding restricted stock units were vested. The vested shares were settled for shares of commons stock of the Company in the third quarter of 2021 (see below). In connection with the closing of the Merger, no further awards will be made under the 2019 Plan.

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The maximum number of shares of the Company’s Common Stock available for issuance under the 2021 Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of Common Stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. As of September 30, 2021, no options have been issued under this plan.

The following table summarizes stock option activity and related information under the 2013 Plan and the 2021 Plan for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	826,769	$32.72	6.49	$1,541
Granted	59,818	17.72
Exercised	—
Forfeited, expired or cancelled	(87,025)
Outstanding at September 30, 2021	799,562	33.12	6.39	—
Vested and expected to vest at September 30, 2021	799,562	33.12	6.39	—
Exercisable at September 30, 2021	769,332	$33.20	6.33	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $5.55 per share.

As of September 30, 2021, the unrecognized compensation cost related to outstanding options was $0.5 million which was expected to be recognized over a weighted-average period of approximately 1.1 years.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development expense	$26	$125	$349	$415
General and administrative	77	539	859	1,129
Total	$103	$664	$1,208	$1,544

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants were as follows:

	September 30,
	2021	2020
Expected term (years)	5.0	8.18
Risk-free interest rate	0.88%	0.98%
Expected dividend yield	—	—
Volatility	76.05%	80.0%

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

There were 4,000 RSU’s granted under the 2019 Plan in the nine months ended September 30, 2021 with a weighted average grant date fair value of $10.14 per share. In connection with the closing of the Merger, these RSU’s became fully vested, and the Company recognized RSU vesting of $41,000 during the nine months ended September 30, 2021.

During the quarter ended September 30, 2021, 8,817 RSUs under the 2019 Plan were converted to Common Stock. After giving effect to this issuance, there were no outstanding RSUs as of September 30, 2021.

Officer Settlement Agreements

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation package, the Company’s board of directors agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow up to seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2021.

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

In conjunction with the Co-Development and Distribution Agreement with Newsoara, the Company is obligated to pay the Regents royalties for its portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payment received. As of September 30, 2021 and December 31, 2020 royalty payable of approximately $92,000 and $125,000, respectively, was included in accounts payable.

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

The right-of-use asset as defined by ASC 840 (“ROU Asset”) was $153,000 and $275,000 at September 30, 2021 and December 31, 2020, respectively. The lease liability was $158,000 and $280,000 at September 30, 2021 and December 31, 2020, respectively.

Office lease deferral of payments concession

On April 29, 2020, the Company entered into a rent deferral agreement with its landlord pursuant to the financial impacts of the COVID-19 pandemic on the Company. Under the terms of the arrangement, the Company would begin repaying any deferred balance in equal installments prorated over six months beginning October 2020. As of September 30, 2021, and December 31, 2020 deferred balances under this arrangement totaled $0 and $87,000, respectively, and are included in accounts payable on the Company’s condensed consolidated balance sheets.

Accrued Employee Compensation

As of December 31, 2020, certain Company executives and employees voluntarily agreed to forgo a portion of their salary benefits and bonuses. As of December 31, 2020, $1.1 million was accrued related to these forgone salary benefits and bonuses which were paid upon the closing of the Merger.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through September 30, 2021, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

12. Related Party Transactions

Unsecured Related Party Notes

Yuma is an equity investor in the Company and is considered a related party. As discussed in Note 6, on October 16, 2020, the Company entered into an unsecured promissory note of $500,000 with Yuma. This unsecured promissory note was amended in May 2021.

Director stipends

Unpaid cash stipends owed to our directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $102,000 and $759,000 as of September 30, 2021, and December 31, 2020, respectively.

13. Subsequent Events

On December 16, 2020, the Company licensed certain patents and technologies, including a sublicense, of its NSI- 189 assets (“189 License”), along with a purchase option through December 16, 2023. On October 18, 2021, the Company agreed to amend the 189 License to allow the licensee to currently exercise its purchase option thereunder. As part of the transaction, the Company agreed to credit the Purchaser for the initial $0.1 million previously paid in connection with the 189 License, resulting in gross proceeds to the Company of $0.4 million. The ATA also provides for up to $4.5 million upon the occurrence of one or more of the following events: (i) the first dosing of the first patient in a Phase III Clinical Trial (FPFD”) from a product derived from the Purchased Assets, in which case the Purchaser will pay the Company a one-time non-refundable milestone payment of $1.5 million; (ii) the first market approval of a product derived from the Purchased Assets, in the United States or Europe, in which case the Purchaser will pay the Company a one-time, non-refundable milestone payment of $3.0 million dollars; or (iii) the licensing or sale of the Purchased Assets prior to FPFD, in which case Company is entitled to 20% of any consideration received by the Purchaser.

On April 27, 2021, the Company entered into a Contingent Value Rights Agreement (“CVR Agreement”) related to the monetization of the Company’s legacy assets that were previously being developed. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the Contingent Value Right (“CVR”) if such distribution would be less than $0.5 million. Accordingly, the gross proceeds from the sale of the Purchased Assets, less any applicable transaction costs and expenses, are being deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of the Company’s other legacy asset, NSI-566, which such costs and expenses may include but not be limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that NSI-566 will ever be successfully monetized or that CVR holders will receive any distributions from the sale or licensing of the legacy assets.

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

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post-Merger. Also, any reference to “common shares” or “common stock,” refers to our $0.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to our Series A 4.5% Convertible Preferred Stock. Any reference to “Series C Preferred Stock” refers to the Series C Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (September 30, 2021), unless another date is specified.

On April 27, 2021, in connection with the consummation of the Merger, the Company completed a 1-for 6 reverse stock split of its common stock. All shares and per share data in this report have been adjusted to reflect the reverse stock split. The Company prepares its interim financial statements in accordance with U.S. GAAP. Palisade’s financials and results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of its prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements presented in this Quarterly Report on Form 10-Q as well as other information relating to Palisade contained in this Quarterly Report on Form 10-Q should be read in conjunction and together with the reports, statements and information filed by Palisade with the SEC.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Executive Overview — Discussion of our business and overall analysis of financial and other items affecting Palisade in order to provide context for the remainder of MD&A.
•
Critical Accounting Policies — Accounting policies that Palisade believes are important to understanding the assumptions and judgments incorporated in Palisade’s reported financial results and forecasts.
•
Results of Operations — Analysis of Palisades financial results comparing the three and nine months ended September 30, 2021 and 2020.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative oral therapies that target serious diseases associated with the breakdown of the mucosal barrier protecting the gastrointestinal (“GI”) tract. Our goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.

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

•
A 1.1-day improvement in GI recovery in patients receiving LB1148 vs placebo. The median time to return of bowel function was 2.77 days in patients treated with LB1148 and 3.83 days in those receiving placebo (hazard ratio = 1.886; p = 0.0008).
•
The difference between groups increased at the 3rd quartile (75th percentile), with LB1148 (3.4 days) demonstrating a 1.5-day faster recovery of bowel function compared to placebo (4.9 days).
•
LB1148 was well tolerated with only 10.9% and 4.8% of patients in the LB1148 group and placebo group, respectively, experiencing a drug-related adverse event.
•
The most common drug-related adverse events were GI disorders (LB1148 4.7% vs. placebo 3.2%).
•
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

Contingent Value Right

Immediately prior to the closing of the Merger, we issued each share of our common stock held by our stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive their pro-rata share of 80% of the net proceeds (subject to certain conditions), if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by us immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such net proceeds if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). Additionally, pursuant to the terms of the CVR agreement, CVR Holders are only entitled to participate in their pro-rata share of net proceeds which we receive during the 48-month period following the closing of the Merger. As of August 19, 2021, we have engaged a financial advisor to assist in the Legacy Monetization. As discussed below, the Company entered into an Asset Transfer Agreement to monetize one Legacy Technology whereby the licensee purchased the assets underlying the NSI-189 License. It is still too early in the process to determine if we will be successful in the sale or licensing of any of the remaining Legacy Technology. In the event we are not able to sell or license the remaining Legacy Technology, or the consideration received is not sufficient, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless.

NSI-566

The Company has engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. It is still too early in the process to determine if the Company will be successful in the sale or licensing of NSI-566.

NSI-189 – Exclusive License and Subsequent Exercise of Purchase Option

As previously disclosed, on December 16, 2020, the Company exclusively licensed certain patents and technologies, including a sublicense covering a synthetic intermediate, of its NSI-189 assets (“189 License”), along with a purchase option through December 16, 2023 (“Purchase Option”). On October 22, 2021, the licensee (“Purchaser”) agreed to terms of an early exercise of the Purchase Option under the 189 License and entered into an Asset Transfer Agreement (“ATA”). The Purchaser is a U.S. based private biopharmaceutical company focused on precision-medicine for CNS disorders, including depression, using AI-based brain biomarkers.

In connection with the ATA, we received gross proceeds of $0.4 million. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the CVR if such distribution would be less than $0.5 million. Accordingly, the gross proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, are being deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of the Company's other Legacy Technologies, which may include but not be limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that NSI-566 will ever be successfully monetized or that CVR holders will receive any distributions from the sale of the NSI-189 assets.

Critical Accounting Policies and Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. The Company’s estimates are based on its historical trends and other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company's significant accounting policies are described in more detail in Note 2 in the notes to its condensed consolidated financial statements included elsewhere herein and highlight the significant accounting policies used in the preparation of the consolidated financial statements. However, the Company believes that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations:

Stock-based compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our common stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. See Note 9 of the notes to the condensed consolidated financial statements for additional information and specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the year ended December 31, 2020, and the nine months ended September 30, 2021. Stock-based compensation totaled approximately $2.0 million for the year ended December 31, 2020, and $1.2 million for the nine months ended September 30, 2021.

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

Recently Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2021, included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Revenue

The Company generated no revenues from the sale of its proposed therapies for any of the periods presented.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the clinical development of Palisade’s lead product candidate LB1148, which include:

•
expenses under agreements with third-party contract research organizations, investigative clinical trial sites that conduct research and development activities on Palisade’s behalf, and consultants;
•
costs related to develop and manufacture preclinical study and clinical trial material;
•
salaries and employee-related costs, including stock-based compensation;
•
costs incurred under Palisade’s third-party licensing agreements; and
•
laboratory and vendor expenses related to the execution of preclinical and clinical trials.

The Company’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations (“CROs”), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its preclinical development, process development, manufacturing and clinical development activities. Palisade does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. Palisade primarily uses internal resources to conduct its research as well as for managing its preclinical development, process development, manufacturing and clinical development activities.

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

Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the filing date of this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing by the second half of 2022 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Operating Expenses

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses
Research and development	$624	$412	212	51%
General and administrative	2,392	1,404	988	70%
Total operating expenses	3,016	1,816	1,200	66%
Loss from operations	(3,016)	(1,816)	(1,200)	66%
Other income (expense):
Gain on change in fair value of warrant liability	12,764	—	12,764	n/a
Gain on change in fair value of share liability	18	—	18	n/a
Interest expense	(26)	(28)	2	(7)%
Other income	20	1	19	n/a
Loss on issuance of warrants	(1,673)	—	(1,673)	n/a
Total other income (expense)	11,103	(27)	11,130	n/a
Net loss	$8,087	$(1,843)	$9,930	(539)%

Research and Development Expenses

The increase of approximately $0.2 million, or 51%, in research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to an increase of $0.3 million in clinical trial activities as non-essential surgical procedures, which were virtually halted following the onset of the COVID-19 pandemic, have begun to return to pre-pandemic levels resulting in more patients enrolled in the Company's clinical trial. The increase was offset partially by a $0.1 million decrease in share-based compensation expense in three months ended September 30, 2021 compared to the same period last year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 increased approximately $1.0 million, or 70%, when compared to the three months ended September 30, 2020. This increase is primarily related to a $1.4 million increase in other general and administrative expenses associated with operating as a public company, including $0.9 million of accounting and legal costs associated with required SEC filings during the quarter, offset partially by a $0.5 million decrease in share-based compensation expense in three months ended September 30, 2021 compared to the same period last year.

Other income (expense)

Other income, net increased by $11.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due a reduction in the fair value of warrant liabilities of $12.8 million, a portion of which was due to a due to an agreement entered into in July 2021 between the Company and Altium Growth Fund, L.P. (the "Investor") whereby the Investor agreed to waive certain provisions of the previous Security Purchase Agreement entered into between the parties (the "Waiver Agreement"), which resulted in a $3.9 million favorable change in the fair value of the underlying warrants. The gain from the reduction in the fair value of warrant liabilities was partially offset by a $1.7 million loss associated with the issuance of warrants in the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses
Research and development	$1,630	$2,314	(684)	(30)%
In-process research and development	30,117	—	30,117	n/a
General and administrative	6,080	3,738	2,342	63%
Total operating expenses	37,827	6,052	31,775	525%
Loss from operations	(37,827)	(6,052)	(31,775)	525%
Other income (expense):
Gain on forgiveness of PPP loan	279	—	279	n/a
Loss on issuance of secured debt	(686)	—	(686)	n/a
Gain on change in fair value of warrant liability	17,939	—	17,939	n/a
Gain on change in fair value of share liability	91	—	91	n/a
Interest expense	(2,393)	(39)	(2,354)	6036%
Other income	36	13	23	177%
Loss on issuance of LBS Series 1 Preferred Stock	(1,881)	—	(1,881)	n/a
Loss on issuance of warrants	(3,247)	—	(3,247)	n/a
Total other income (expense)	10,138	(26)	10,164	n/a
Net loss	$(27,689)	$(6,078)	$(21,611)	356%

Research and Development Expenses

The decrease of approximately $0.7 million, or 30%, in research and development expenses was primarily attributable to $0.7 million net decrease in clinical trial activities due to higher trailing enrollment in the prior period before the COVID-19 pandemic. Clinical and preclinical trial activities have begun to increase as of the third quarter of 2021 but are still below the ramped up levels in the first nine months of 2020.

In-process research and development

In the nine months ended September 30, 2021, the Company recognized an in-process research and development expense of $30.1 million associated with the Merger. See Note 3 to our condensed consolidated financial statements for the quarter ended September 30, 2021, included elsewhere in this Quarterly Report on Form 10-Q, for further details regarding this expense.

General and Administrative Expenses

General and administrative expenses increased approximately $2.3 million or 63%. This increase is primarily related to a $2.3 million increase in other general and administrative expenses associated with operating as a public company, including $1.1 million of accounting and legal costs associated with SEC filings during the nine months ended September 30, 2021, a $0.4 million increase in personnel-related compensation, partially offset by a $0.3 million decrease in share-based compensation expense in nine months ended September 30, 2021 compared to the same period last year.

Other income (expense)

Other income, net increased by $10.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due (i) a $0.3 million gain on the forgiveness of the Company’s PPP loan, (ii) a reduction in the fair value of warrant liabilities of $17.9 million, $3.9 million of which is attributable to the Waiver Agreement, and (iii) a $0.1 million reduction in the fair value of share liability. These increases were partially offset by (i) a $2.4 million decrease in interest expense is mostly due to the non-cash debt discount accretion related to the pre-merger senior secured debt financing that was accelerated when this debt was converted to equity at the close of the Merger; (ii) a $1.9 million loss on the issuance of LBS Series 1 Preferred Stock due to fair value of the liability classified warrants being in excess of the equity proceeds, (iii) $3.2 million of costs associated with on the issuance of warrants in the period, including a $1.7 million loss associated with the issuance of warrants in the three months ended September 30, 2021, and (iv) $0.7 million loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt.

Liquidity and Capital Resources

Financial Condition

Since the Company's inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree from grants and research contracts as well as the licensing of its intellectual property to third parties.

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by general political, economic conditions or a resurgence of COVID 19 or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have an adverse impact its business, financial condition, and results of operations. In addition, the Company is restricted, pursuant to agreements with the Investor in the private financing conducted in connection with the Merger, from issuing equity securities in the near term without the consent of such Investor.

As of September 30, 2021, we had $14.1 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,718)	$(3,220)
Net cash used in investing activities	$(54)	$(5)
Net cash provided by financing activities	$25,163	$379

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021, reflects a $27.7 million loss for the period adjusted for $5.4 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) $0.3 million gain on forgiveness of a PPP loan, (ii) $3.2 million in costs allocated to the warrant issuances, (iii) $1.2 million recorded for stock-based compensation, (iv) $17.9 million gain recorded for the change in the fair market value of the warrant liabilities, of which $3.9 million resulted from the Waiver Agreement, and (v) $0.7 million loss on the issuance of the senior secured debt. Additionally, the following net non-cash expenses of $35.7 million were incurred in connection with the Merger transaction:

(a)
$30.1 million expense related to in-process research and development solely related to the Merger.
(b)
$2.2 million relating to the accelerated debt accretion as a result of the Merger
(c)
$1.9 million loss recorded in connection with the issuance of LBS Series 1 Preferred Stock
(d)
$1.6 million issuance cost allocated to the warrant liabilities incurred as a result of the transaction costs associated with the Merger.
(e)
$0.1 million non-cash benefit for transaction costs shared with Seneca.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2021, cash used investing activities consisted of $3.3 million in cash acquired in connection with the Merger that was more than offset by $3.3 million of cash used to pay for acquisition related costs in the same period.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $23.7 million which was primarily generated as follows: (i) $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock, (ii) $5.2 million from the issuance of common stock and warrants, and (iii) $1.2 million in proceeds from the issuance of senior secured debt. These increases were partially offset by payments on debt of $0.9 million, redemption of warrants of $0.1 million, and payment of debt issuance costs of $0.1 million.

Future Liquidity and Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current remaining debt obligations using cash on hand. The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months and the Company will require additional financing by the second half of 2022 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934).

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

(i)
We will continue to hire additional finance, accounting and information technology employees with appropriate experience, certification, education and training.
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

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in Palisade’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Palisade’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

•
The Company’s business depends on the successful clinical development, regulatory approval and commercialization of LB1148.*
•
Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.*
•
The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.*
•
The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.*
•
The Company’s product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.*
•
The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.*
•
The Company expects to rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.*
•
Even if the Company receives marketing approval for LB1148, or any future product candidate, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.*
•
The Company’s product candidates, if approved, will face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.*
•
Any adverse developments that occur during any clinical trials conducted by Newsoara may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.*
•
The Company has a very limited operating history and has never generated any revenues from product sales.*
•
The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidates.*
•
The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.*
•
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
•
The Company has expressed substantial doubt about its ability to continue as a going concern.*
•
Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s financial statements.*
•
The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.*
•
Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.*
•
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
•
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
•
submission and approval of regulatory filings by the FDA for LB1148;
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

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.*

The Company is an clinical-stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital, developing the Company’s pipeline assets and other research and development. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

Although we sold our legacy assets related to NSI-189, sufficient proceeds were not received to require distribution of proceeds to our CVR holders as provided for in the CVR Agreement. The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent upon: (i) our ability to sell or license certain legacy intellection property within the time periods specified in the CVR Agreement and (ii) the consideration received for such intellectual property being greater than the amounts permitted to be retained or deducted by us pursuant to the CVR Agreement. If we are not able to sell or license such intellectual property within the prescribed time period, or the consideration received by us is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. Following the closing of the Merger, we do not have any contractual obligation to support the development of the legacy asset, NSI-566.

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

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s financial statements.*

The Company’s management has identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. Additionally, the Company’s management identified a material weakness in its internal control over the fair value calculation of options granted during the period ended September 30, 2021. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the quarter ended September 30, 2021, the Company issued 8,817 shares of common stock related to the settlement of restricted stock units (RSUs) awarded under the Seneca 2019 Equity Incentive Plan. These RSUs were granted by Seneca and vested prior to the closing of the Merger.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company believes the issuance of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed/ Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01#	Contingent Value Rights Agreement, dated as of April 27, 2021, by and among the Company, American Stock Transfer & Trust Company, and Raul Silvestre.		8-K	10.1	001-33672	4/27/21

3.01(i)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. filed on 1/5/2017		S-1/A	3.01(i)	001-33672	1/6/17

3.01(ii)	Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective on 7/17/2019		8-K	3.01(i)	001-33672	7/18/19

3.01(iii)	Amendment to Amended and Restated Certificate of Incorporation of Neuralstem, Inc. effective 10/28/19		8-K	3.01	001-33672	10/30/19

3.01(iv)	Certificate of Validation of Certificate to the Amended and Restated Certificate of Incorporation of Palisade Bio, Inc.		S-4	3.01(iv)	333-251659	12/23/20

3.01(v)	Amended and Restated Certificate of Incorporation of Seneca Biopharma dated as of April 27, 2021		8-K	3.1	001-33672	4/27/21

3.02(i)	Certificate of Designation of Series A 4.5% Convertible Preferred Stock		8-K	3.01	001-33672	12/12/16

3.02(ii)	Amended and Restated Bylaws of Neuralstem, Inc. adopted on 11/10/2015		8-K	3.01	001-33672	11/16/15

4.01	Form of Common Stock Purchase Warrant Issued to Karl Johe on 6/5/07		10-KSB	4.22	333-132923	3/27/08

4.02**	Form of Restricted Stock Unit Agreement	S-8	4.08	333-172563	3/1/11

4.03	Form of Consulting Warrant issued January 2011 and March 2012	S-3	4.01	333-188859	5/24/13

4.04**	Inducement Stock Option Plan adopted 2/15/2016 and as amended on 12/12/2018, 9/13/2019, and 3/23/20	10-K	4.31	001-33672	3/27/20

4.05**	Form of Inducement Award Non-Qualified Stock Option Grant pursuant to Inducement Stock Option Plan	8-K	4.02	001-33672	2/19/16

4.06	Form of Common Stock Purchase Warrant from May 2016 Public Offering dated May 6, 2016	8-K	4.01	001-33672	5/4/16

4.07	Form of Common Stock Purchase Warrant from May 2016 Private Offering Dated May 12, 2016	8-K	4.01	001-33672	5/13/16

4.08	Form of Series A Preferred Stock Certificate	8-K	4.01	001-33672	9/12/16

4.09	Form of Inducement Warrant issued March 20, 2017 and March 31, 2017	8-K	4.01	001-33672	3/20/17

4.10	Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017	8-K	4.01	001-33672	7/28/17

4.11	Form of Common Stock Purchase Warrant from October 2018 Offering	8-K	4.1	001-33672	10/29/18

4.12	Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering	8-K	4.2	001-33672	10/29/18

4.13	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019	10-Q	4.40	001-33672	5/14/19

4.14**	Form of Restricted Stock Unit from 2019 Equity Incentive Plan	S-1	4.42	333-232273	6/21/19

4.15**	Form of Restricted Stock Grant from 2019 Equity Incentive Plan	S-1	4.44	333-232273	6/21/19

4.16	Form of Series M and Series N warrant from July 2019 Offering	S-1/A	4.45	333-232273	7/24/19

4.17	Form of Series O Pre-Funded Warrant from July 2019 Offering	S-1/A	4.46	333-232273	7/24/19

4.18	Form of Series P Replacement Warrant issued in January 2020 Offering	8-K	4.01	001-33672	1/22/20

4.19	Form of Series Q Replacement Warrant issued in January 2020 Offering	8-K	4.02	001-33672	1/22/20

4.20	Form of Placement Agent Warrant issued in January 2020 Offering	8-K	4.03	001-33672	1/22/20

4.21	Form of Placement Agent Warrant issued in May 2020 Offering	8-K	4.01	001-33672	5/27/20

4.22	Form of Warrant to Purchase Shares of Common Stock of Leading Biosciences, Inc.	S-4	4.30	333-251659	12/23/20

4.23	Form of Bridge Warrant	8-K	4.1	001-33672	12/21/20

4.24	Form of Equity Warrant	8-K	4.2	001-33672	12/21/20

4.25	Form of Senior Secured note of Leading BioSciences, Inc.		S-4	4.33	333-251659	12/23/20

4.26	Registration Rights Agreement, by and between Palisade Bio, Inc. and the investor party thereto, dated December 16, 2020		8-K	4.3	001-33672	12/21/20

4.27	Securities Purchase Agreement, by and between Leading Biosciences, Inc. and the investor party thereto, dated December 16, 2020		8-K	10.5	001-33672	12/21/20

4.28	Securities Purchase Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto, dated December 16, 2020		8-K	10.6	001-33672	12/21/20

4.29	2021 Equity Incentive Plan		10-Q	4.29	001-33672	8/23/21

4.30	2021 Employee Stock Purchase Plan		10-Q	4.30	001-33672	8/23/21

4.31**	Leading BioSciences, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise of Stock Option thereunder		S-4	10.24	333-25165	12/23/20

4.32	Waiver Agreement, by and among Palisade Bio, Inc. and Altium Growth Fund, LP, dated July 21, 2021		8-K	4.1	001-33672	7/22/21

4.33	Warrant issued to Altium Growth Fund, LP, dated July 21, 2021.		8-K	4.2	001-33672	7/22/21

4.34	Securities Purchase Agreement, by and between Palisade Bio, Inc. and Yuma Regional Medical Center, dated August 19, 2021		8-K	4.1	001-33672	8/24/21

4.35	Warrant issued to Yuma Regional Medical Center, dated August 19, 2021		8-K	4.2	001-33672	8/24/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of stockholders' equity (deficit); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

		*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

PALISADE BIO, INC.

Date: November 12, 2021	/s/ Tom Hallam
Tom Hallam, PhD, Chief Executive Officer
(Principal Executive Officer)