Form 10-K
period 2021-12-31
PALISADE BIO, INC.
filed 2022-03-17
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (858) 704-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the Nasdaq Capital Market on such date, was approximately $39.2 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 16, 2022, the registrant had 18,233,479 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of these factors are more fully discussed, as are other factors, in section 1A of this Annual Report on Form 10-K entitled “Risk Factors”, and elsewhere herein.

Forward-looking statements may include, but are not limited to, statements about:

•
estimates about the size and growth potential of the markets for our product candidates, and our ability to serve those markets, including any potential revenue generated;
•
the impact of the COVID-19 pandemic on our business, and operations, and supply;
•
the rate and degree of market acceptance of our products;
•
our ability to build and expand our sales organization to address effectively existing and new markets that we intend to target;
•
future regulatory, judicial, and legislative changes or developments in the United States ("U.S.") and foreign countries and the impact of these changes;
•
our ability to build a commercial infrastructure in the U.S. and other markets;
•
our ability to compete effectively in a competitive industry;
•
our ability to identify and qualify additional manufacturers to provide API and manufacture drug product;
•
our ability to enter into longer term commercial supply agreements;
•
the success of competing technologies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•
our ability to obtain funding for our operations; and
•
our ability to attract collaborators and strategic partnerships.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” "intend," “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, and other factors described in Part I, Item 1A Risk Factors and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should read this Annual Report on Form 10-K, together with the documents that we have previously filed with the Securities and Exchange Commission ("SEC") completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

RISK FACTOR SUMMARY

We face many risks and uncertainties, as more fully described in this Annual Report on Form 10-K under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”.

•
The Company’s business depends on the successful clinical development, regulatory approval and commercialization of the Company's lead drug candidate, LB1148.
•
Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no U.S. Food and Drug Administration-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.
•
The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and prior findings of the U.S. Food and Drug Administration ("FDA") regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.
•
Clinical drug development is very expensive, time-consuming, and uncertain.
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
•
The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials or the data may be insufficient to achieve regulatory approvals.
•
The Company expects to rely on third-party Contract Research Organizations ("CROs") and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.
•
The Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.
•
The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidate.
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
•
Any adverse developments that occur during any clinical trials conducted by Newsoara Biopharma Co., Ltd. (“Newsoara”) may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.
•
The Company has a very limited operating history and has never generated any revenues from product sales.
•
If the Company is not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist its common stock.
•
The Company may not be able to protect its intellectual property rights throughout the world.
•
The Company's board of directors (the “Board”) has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.
•
The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.
•
Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s consolidated financial statements.
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
•
The Company’s business could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 pandemic, especially where overwhelming patient hospitalizations disrupt routine medical practices, clinical studies, and ability for appropriate follow-up of patients enrolled in clinical studies or supply chain constraints associated with such pandemics impact the availability of the components needed to manufacture LB1148.

PART I

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Palisade,” “Palisade Bio,” “the Company,” “we,” “us,” and “our” or similar designations in this report refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. In addition, references to “Seneca” and “Seneca Biopharma, Inc.” are to the Registrant prior to the completion of the Merger.

Item 1. Business.

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

On April 27, 2021, Seneca Biopharma, Inc. (“Seneca”) completed its previously announced merger transaction with Leading BioSciences, Inc. (“LBS”) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 16, 2020 (the “Merger Agreement”), by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Immediately prior to the effective time of the Merger, LBS merged with and into Merger Sub and LBS continued to exist as the surviving corporation. Concurrent with the closing of the Merger, on April 27, 2021 the Company effected a 1-for-6 reverse stock split (“Reverse Stock Split”) of its common stock. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1-for-6 reverse stock split for all periods presented. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Our approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the GI tract that can damage tissues and promote inflammation, causing a broad array of acute and chronic conditions.

We are focused on developing a portfolio of oral product candidates to treat conditions driven by protease (intestinal enzymes) leakage through the intestinal epithelial barrier, including by surgical complications and inflammatory conditions. The below graphic illustrates the protease leakage resulting from a compromised intestinal epithelial barrier:

The Intestinal Barrier in Health and Disease

The intestinal mucosal barrier plays a key role in both acute critical-care medical conditions and burdensome chronic diseases. The intestinal epithelium, which forms the inner lining of the intestinal tract, is a highly regulated and semi-permeable barrier that maintains a delicate balance. It helps facilitate nutrient absorption while also protecting the mucosa from the harsh environment of the intestine, whose contents includes corrosive secretions, invasive pathogens, potentially harmful dietary antigens, and proteases. The intestinal epithelium requires proper oxygenation and blood to maintain its integrity and confer protection against damaging events that can compromise mucosal barrier function.

A wide variety of events can cause the breakdown of the intestinal mucosal barrier, including physical injuries resulting from incisions and mechanical manipulations during abdominal surgery, metabolic injuries resulting from prolonged hypoperfusion (low blood flow) and disruption of blood flow during cardiovascular ("CV") surgery, pathological damage resulting from the body’s response to life-threatening infections that could then progress into sepsis, septic shock, multi-organ dysfunction syndrome (“MODS”), and acute respiratory distress syndrome, as well as chronic inflammatory diseases. If compromised, the mucosal barrier can allow proteases to leak into intestinal tissues, damaging the GI tract and triggering widespread pathology throughout the body.

During CV surgery, to repair cardiac defects, the surgeon requires a bloodless, motionless surgery area. To stop the motion of the heart and lungs, blood flow is diverted through a cardiopulmonary bypass pump to allow blood, oxygen, and nutrients to circulate throughout the body while the heart and lungs remain motionless. The cardiopulmonary bypass pump preferentially directs blood to the vital organs, such as the brain, heart, and lungs by diverting blood from the mesenteric organs. This diversion of blood causes a prolonged period of low blood flow to the intestines that can lead to damage to the intestinal epithelium. This initiates a pathological mechanism of diseases called autodigestions whereby digestive enzymes may leak into the intestinal wall and eventually gain access to the lymphatic and circulatory systems, causing local tissue damage, initiating inflammatory cascades and aberrant cell signaling, activating immune cell infiltration, and driving intestinal organ dysfunction. Some CV surgery patients may experience a delayed return to normal bowel function and, the Company believes, may benefit from a therapeutic like LB1148 that helps accelerate the return of GI function.

During GI and abdominal surgeries, surgeons handle, manipulate, and often make incisions in the bowel, which can cause bruising, lesions, and microscopic tears to the mucosal barrier. This tissue trauma and damage may compromise the organ mucosa, the barrier that confines digestive enzymes within the intestine. Leakage of these digestive enzymes across the barrier can initiate autodigestion and exacerbate local tissue and organ damage. Consequently, surgical patients may experience a delayed return of normal GI function, impaired motility in the intestine (ileus), and intestinal scar tissue (adhesion) formation. These complications can lengthen recovery time, increase hospital readmissions, and cause long-term consequences with a high disease burden. Similar to CV patients, many GI surgery patients experience a delayed return to normal bowel function and, the Company believes may benefit from a therapeutic like LB1148 that helps accelerate the return of GI function.

Postoperative Ileus and Return of Bowel Function in Adults

Patients undergoing GI or CV surgery often experience some degree of GI dysfunction, or delayed return of GI function, manifested by a transient cessation of bowel motility, or postoperative ileus (“POI”). Bowel function typically returns three to five days after abdominal surgery. However, about 8.5% of abdominal surgery patients experience severe POI that delays bowel function by six or more days. Some procedures result in ileus incident rates of over 20%.

Prolonged POI is a serious complication of GI or CV surgery, resulting in increased morbidity, longer hospital stays, and higher costs. Patients experience bloating and major abdominal pain and, with extended lengths of stay in the hospital, may be at increased risk of hospital acquired infections. The mechanism of POI is likely multifactorial, involving digestive proteases, the nervous system (specifically the autonomic and enteric nervous systems), inflammation (mast cell inflammatory process), hormones, neuropeptides, anesthesia, and narcotics.

There are key milestones for patients to meet prior to discharge following major surgery, which include return of bowel function, infection source control and pain management. Current antibiotics and analgesics can greatly help achieve two of these milestones, yet there is still unmet need for therapeutics to help improve return of GI function.

Post-Operative Adhesions

Intra-abdominal adhesions are bands of scar tissue that form inside the abdomen. The fibrous bands form between two or more organs and/or surfaces that are not normally connected, causing the surfaces to become adherent or bound together. As a result, intra-abdominal adhesions can kink, twist, pull, or compress the intestines and other organs in the abdomen, causing symptoms and complications, such as pain, bloating, intestinal obstruction or blockage.

Abdominal adhesions are common and often develop after open or laparoscopic abdominal surgery. In surgery with an open approach, the surgeon makes a large incision to open the abdomen or pelvis, whereas in laparoscopic surgery, the surgeon makes small openings in the abdomen and inserts special tools to view, remove, or repair organs and tissues. Adhesions may arise during these abdominal surgeries by a variety of mechanisms. We believe that injuries resulting from incisions, sutures, surgical manipulation, bleeding, and hypoperfusion can lead to leakage of digestive proteases. We believe that digestive enzymes that have escaped from the intestine may create proteolytic damage to the mesothelial surface. The body’s response is to grow new scar tissue to heal the damage. When the new scar tissue grows it can connect these surfaces with adhesions. It is estimated that these postoperative intra-abdominal adhesions may develop in up to 93% of patients undergoing abdominal or pelvic surgery.

Although many patients with intra-abdominal adhesions are asymptomatic, a significant portion of patients will develop “adhesive disease,” a symptomatic state ranging from a variety of chronic, highly distressing, and even life-threatening symptoms. Up to approximately 6% to 10% of cases require follow-up medical care. Abdominal adhesions are the most common cause of obstruction of the small intestine which can lead to the death of intestinal tissues, peritonitis (an infection of the lining of the abdominal cavity) and, in severe cases, death. In fact, although adhesion related bowel obstruction is the number ten cause of emergent surgery, intestinal obstruction from adhesions is one of the top causes of emergency surgery death in the United States. In women, abdominal adhesions in the abdomen and pelvis can compress, deform, or block parts of the reproductive system and leading to infertility.

Our Lead Product Candidate, LB1148

Our lead therapeutic candidate, LB1148, is an oral liquid formulation of the well-characterized digestive enzyme inhibitor, tranexamic acid, intended to inhibit digestive enzyme activity and preserve gut integrity during intestinal stress resulting from, among other things, reduced blood flow to the intestine, infections, or due to surgery. Peer reviewed publications of third-party research suggest that digestive enzyme leakage from the GI tract increases incidents of GI and organ dysfunction following these events.

Our pipeline of LB1148 is illustrated in this chart:

* Commercial rights to LB1148 in Greater China (excluding Taiwan) have been out-licensed to Newsoara.

We are initially developing LB1148 to be administered to patients prior to major surgeries that risk disrupting the intestinal mucosal barrier. As announced in March 2020, a randomized, double-blind, parallel, placebo-controlled Phase 2 investigator-sponsored clinical trial of LB1148 in 120 patients undergoing coronary artery bypass grafting and/or heart valve replacement surgery requiring cardiopulmonary bypass was completed. Patients were randomized to receive LB1148 or placebo in conjunction with surgery. The trial’s primary endpoint was time to return of bowel function. Secondary endpoints include Intensive Care Unit (“ICU”) length of stay, hospital length of stay, organ function changes, inflammatory response and glucose control. LB1148 provided an approximately 30% improvement in the time to normal bowel function following cardiovascular (“CV”) surgery (p<0.001) compared to placebo. The treatment group also had an average 1.0-day shorter length of stay in the ICU and an average 1.1-day shorter hospital stay. Generally, treatment with LB1148 was well tolerated. Adverse events were similar between the treatment groups and not considered unexpected for the subject population. None of the adverse events or serious adverse events reported were considered drug-related by the sponsor-investigator. One of the primary factors in discharging patients from the hospital following surgery is the return of bowel function. LB1148 has been granted Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis (“NEC”), etc.) associated with gut hypoperfusion injury in pediatric patients who have undergone congenital heart disease repair surgery.

On July 20, 2021, we and our co-development partner Newsoara announced topline Phase 2 clinical trial data demonstrating that LB1148 had a statistically significant (p=0.0008) effect in accelerating the return of bowel function in patients undergoing elective bowel resection surgery.

Results from the trial include:

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
•
LB1148 was well tolerated with 10.9% and 4.8% of patients in the LB1148 group and placebo group, respectively, experiencing a drug-related adverse event.
•
The most common drug-related adverse events were GI disorders (LB1148 4.7% vs. placebo 3.2%).
•
No drug-related serious adverse events occurred in the trial.

Results from this trial are expected to be reported at upcoming surgical-focused medical conferences. We and Newsoara intend to advance LB1148 to pivotal Phase 3 clinical trials for accelerating the return of bowel function for major surgical indications. LB1148 has received Fast Track designation from the FDA for reduction of adhesions following abdominal and pelvic surgery.

Adhesion prevalence is reported to be >90% in patients who have abdominal surgery and represents a significant contribution to serious complications such as small bowel obstruction, infertility, chronic abdominal pain, subsequent surgery, and other morbidities. On March 16, 2022 we announced data from a pooled-analysis of studies LBS-IST-POI-101 and LBS-POI-201-CN (PROFILE-CN) at the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2022 Annual Meeting. The results from the pooled analysis showed that 8/9 (89%) of subjects in the placebo group versus 2/8 (25%) in the LB1148 group had adhesions observed during a second follow-up surgery, representing a relative risk reduction of 72% (p = 0.0152). The mean total adhesion score which measures both the extent and severity of adhesions was 1.0 (8/8) for LB1148 and 14.3 (129/9) for placebo, representing relative risk reduction of 93% (p = 0.0162). We believe the reduction in the incidence of post-surgical intra-abdominal adhesions as well as the reduction in the extent and severity of adhesions provides preliminary evidence of the clinically meaningful efficacy of LB1148 to reduce post-surgical adhesions when compared to placebo.

We are also currently conducting a randomized, double-blind, placebo-controlled, proof-of-concept Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the United States. This trial will also evaluate whether or not patients treated with LB1148 experience fewer postoperative intra-abdominal adhesions and quicker return of bowel function following surgery.

LB1148 contains a broad-spectrum serine protease inhibitor, tranexamic acid (“TXA”), and is formulated as an aqueous solution for oral (or enteral) administration. In addition to TXA, the patented LB1148 formulation contains polyethylene glycol, carbohydrates, and electrolytes. The components of LB1148 are provided as dry powders for reconstitution in water prior to administration. Such reconstitution may be carried out in a pharmacy (by a pharmacist), or in an outpatient setting (by a patient).

The potential of LB1148 relies on its formulation as a liquid composition for oral administration, which is designed to stop the downstream effects of a disruption of the intestinal mucosal barrier. We are not aware of any other approved oral TXA-containing liquid compositions in the marketplace suitable for such administration.

We believe that LB1148, if successfully developed and approved, may have the ability to become the standard of care across a broad range of acute and chronic conditions associated with GI barrier dysfunction.

Prior regulatory history of third-party products with TXA active ingredients

The active ingredient in LB1148, TXA, has been evaluated in human clinical trials and in tens of thousands of patients. Supporting these observations is also over 40 years of post-marketing data from approved TXA products. Studies and regulatory bodies have suggested that TXA administration, while accompanied by a potential increased risk of thrombosis and rare hypersensitivity, may be generally safe and well-tolerated. TXA is an over-the-counter medicine for treating heavy menses in multiple countries, including the United Kingdom, Japan, and Sweden.

Reduction of acute complications associated with delayed return of postoperative bowel function

Preliminary data from preclinical and clinical studies provide scientific evidence that LB1148 may protect the mucosal barrier and neutralizes digestive enzyme leakage, and promote return of bowel function after surgery.

By potentially accelerating return of bowel function and thereby reducing length of stay in surgical patients, we believe LB1148 may be able to improve patient outcomes, decrease health care costs, and increase operating margins for providers. Furthermore, we believe that that these benefits may extend to patients undergoing GI/abdominal and CV surgery, expediting bowel recovery and return to normal feedings to improve long-term outcomes.

Reduction postoperative intra-abdominal and pelvic adhesions and associated long-term complications

Data from preclinical and clinical studies suggest that LB1148 administration may prevent postoperative adhesions in surgical patients. Postoperative adhesions are costly for patients and hospitals. Postoperative adhesions are the number one cause of secondary infertility in women; the most common cause of bowel obstruction, accounting for up to 75% of cases; and the tenth most frequent cause of emergency surgeries. They also account for approximately 80% of emergency surgery deaths and more than 400,000 adhesion lysis surgeries annually in the United States.

By preventing or minimizing adhesions in abdominal and pelvic surgery patients, we believe that LB1148 may minimize numerous medical complications and reduce the need for additional surgeries or other treatments, benefiting both patients and providers.

Clinical Development of LB1148

Completed Clinical Trials

CV Surgery Phase 1, LBS-IST-CVS-101

LBS-IST-CVS-101 was a single-blind, investigator-sponsored trial conducted in Taipei City, Taiwan, under the oversight of a local ethics committee. This trial investigated the potential of LB1148-Z (an earlier formulation of TXA that differs in the inactive ingredients from our current LB1148 formulation) to ameliorate systemic inflammatory response syndrome in patients after open heart surgery. This clinical trial enrolled 49 patients. 28 patients received treatment with LB1148-Z and 17 patients were control patients.

The primary endpoints for this trial were mortality, morbidity (assessed from hepatic and renal function), and length of hospital and ICU stay. Although the differences were not statistically significant, patients in the LB1148-Z treatment group spent an average of 0.6 days less in the hospital and 1.0 days less in the ICU than the patients in the control group. Statistical significance is a determination by an analyst that the results in the data are not explainable by chance alone. Statistical hypothesis testing is the method by which the analyst makes this determination. This test provides a p-value, which is the probability of observing results as extreme as those in the data, assuming the results are truly due to chance alone. A p-value of 0.05 or lower is often considered to be statistically significant.

The secondary endpoints for this trial were inflammation (assessed from white blood cell count (“WBC”)), cardiac output, and pancreatic enzyme activity. Mean WBC counts on day 2 were significantly lower in the LB1148-Z treatment group 11.2 ± 3.4×109/L compared to the control group 13.6 ± 3.6×109/L (p=0.02). The absolute reduction from postoperative baseline was also significantly lower in the LB1148 group 1.8 ± 4.9×109/ on day 2 whereas WBC counts (an indicator of inflammation) continued to increase in the placebo group 2.0 ± 2.9×109/L (p=0.01).

Safety evaluation for this trial suggests that LB1148-Z appears to have been well tolerated in this sensitive surgical population. There were no LB1148-related deaths or treatment discontinuations. The only death of a patient in this clinical trial was in the placebo group. The incidence of adverse events (“AEs”) was similar between treatment groups; 52% for LB1148 and 56% for the placebo group. The most frequent AEs were thirst and abdominal fullness. Abdominal fullness was more frequent in the LB1148 treatment group (32%) compared to the placebo group (11%). There were no statistically significant differences between treatment groups in laboratory measures.

The results from this trial suggest that LB1148-Z appears to have been tolerated and safety evaluations showed no meaningful differences compared to the placebo group. On the regulatory front, these data may be used to support the safety of LB1148 in surgical patients as part of an eventual NDA submission to with the FDA.

CV Surgery Phase 2, LBS-IST-CVS-201

LBS-IST-CVS-201 was a Phase 2, single-site, randomized, double-blind, placebo-controlled, investigator-sponsored clinical trial, that enrolled 120 patients at a Heart Center in Taipei City, Taiwan, under the oversight of its local ethics committee. This trial was completed in September 2019. This trial evaluated return of bowel function in patients undergoing coronary artery bypass grafting and/or heart valve replacement surgery requiring cardiopulmonary bypass.

Patients were randomized in a 1:1 ratio between the two treatment arms: LB1148 or placebo. Each patient was administered the first dose via NG/OG tube in conjunction with surgery, and then received the second and third doses daily following the day of surgery. The patients were followed for outcomes for 30 days. The primary endpoint for this clinical trial was improved return to normal bowel function following surgery. Return to normal bowel function was measured as the time from the end of surgery to the first postoperative bowel movement. Secondary endpoints included length of ICU stay, length of hospital stay, organ function, inflammatory response, glucose control and mortality rate.

Generally, treatment with LB1148 was well tolerated. AEs were similar between the treatment groups and not considered unexpected for the subject population. None of the AEs or serious adverse events (“SAEs”) reported were considered drug-related by the sponsor-investigator. Substantially all of the SAEs resolved without lasting consequence with the exception of cardiogenic shock which resulted in death for a patient in the placebo group.

As shown in the figure below, the LB1148-treated group demonstrated a significant improvement of approximately 30% in the median time to return of normal bowel function as compared to the placebo treatment group (p<0.001).

Top line data from this trial demonstrated that patients treated with LB1148 had a mean length of stay in the ICU of 1.0 fewer days than patients in the placebo group and a mean length of hospital stay of 1.1 days fewer than patients in the placebo group. Although these differences did not reach statistical significance because the study was not statistically powered to do so, we believe they potentially demonstrate the merit of continued inclusion and evaluation of length of stay in our ongoing and planned clinical trials of LB1148 in surgical indications.

GI Surgery Phase 1, LBS-IST-POI-101

LBS-IST-POI-101 was a Phase 1, single-site, open-label, investigator-sponsored trial that enrolled 11 and evaluated 10 patients at a hospital in the United States. The trial evaluated the use of LB1148 for safety and preliminary efficacy in subjects undergoing elective bowel resection.

Patients received a 700 mL of LB1148 as a split dose 2 to 12 hours prior to bowel resection surgery. GI function (necessity for postsurgical NG tube placement, presence of postsurgical vomiting, time to first flatus and bowel movement, time to toleration of a liquid and solid diet) was accessed on each hospital day until discharge or day 14 (whichever came first). Hospital length of stay (time to hospital discharge order written) was measured, with a safety follow-up on day 30.

Generally, treatment with LB1148 was well tolerated. AEs were not considered unexpected for the patient population. None of the AEs or SAEs reported were considered drug-related by the sponsor-investigator. Substantially all SAEs resolved without lasting consequences with the exception of cardiogenic shock which resulted in death for a patient in the placebo group.

The mean time for a first bowel movement in LB1148-treated patients in this clinical trial following surgery was 2.43 days, which is 2.27 days shorter than the mean time of 4.70 days for the placebo-treated patients in a third-party clinical trial of the approved-drug, ENTEREG®, which enrolled a similar elective bowel resection surgery patient population. Although this was an open-label study comprising only a single arm (LB1148) with a small number of patients, the mean time for a first bowel movement in patients in this clinical trial following surgery compares favorably to those from the pivotal trials used for regulatory approval of ENTEREG® (17 hour faster return of bowel function and 7 hour shorter length of hospital stay).

Upon admission, a patient is typically admitted under a billing code that is associated with an expected geometric mean length of stay (“GMLOS”). The GMLOS is derived from hundreds of thousands of admissions and, as the title indicates, represents an expected mean length of stay. The actual length of stay of patients treated with LB1148 in this clinical trial was compared to the expected GMLOS. LB1148 treated patients had statistically significant shorter hospital length of stay, when compared with expected length of stay based on their billing code at admission, as depicted in the following figure.

Moreover, the length of stay improvement in LB1148-treated patients of an average of 1.3 days, compares favorably to length of stay improvements previously reported from clinical trials of ENTEREG® which were between 0.3 days and 0.7 days.

Three of the eleven patients enrolled underwent follow-up surgical procedures. For two of these patients, the patient had no intra-abdominal adhesions at the time of the follow-up surgery. The third patient’s follow-up surgery was conducted on an emergent basis 14 days postoperatively by a surgeon who was not participating as an investigator in the clinical trial, and so the extent and severity of adhesions were not formally assessed. Although an official evaluation of adhesions was not provided, the surgical notes do not describe any adhesions during the surgery.

Although these are early data in a limited number of patients, we believe that they may support our ongoing Phase 2 clinical trial to evaluate the impact of LB1148 on return to bowel function, length of stay, and postoperative intra-abdominal adhesions.

GI Surgery Phase 2, LBS-POI-201-CN (PROFILE-CN)

LBS-POI-201-CN was a multicenter, randomized, double-blind, parallel, placebo-controlled, proof-of-concept Phase 2 study of LB1148 in patients undergoing bowel resection conducted by our co-development partner Newsoara in the People’s Republic of China. The study evaluated 120 subjects. Subjects were randomized into 2 treatment groups (LB1148 or placebo) at a ratio of 1:1. Subjects were stratified by: (1) surgical method (minimally invasive or laparotomy), and 2) whether or not there was a planned stoma. Subjects received a split, oral dose of LB1148 or placebo: 350 mL 6-10 hours before surgery and 350 mL 2-6 hours before surgery. Perioperative care was standardized at all sites per study protocol. The primary outcome was recovery of bowel function measured as the time from the end of surgery to oral food tolerance and passage of stool (GI-2).

For the LB1148 group, the median time to the primary endpoint of recovery of bowel function was 2.77 days for subjects treated with LB1148 and 3.83 days for subjects receiving placebo. The median time difference between the two groups was 25.5 hours, that is, the median time from the LB1148 group to the GI-2 event was 25 hours less than the placebo group (hazard ratio = 1.886; p = 0.0008).

The difference between groups increased at the 3rd quartile (75th percentile), with LB1148 (3.4 days) demonstrating a 1.5-day shorter recovery of bowel function compared to placebo (4.9 days).

LB1148 appeared to be well tolerated in this trial. The most common adverse events were fever, nausea, hypoalbuminemia, vomiting, bloating, constipation, abdominal pain, diarrhea, lowered blood sugar, expectorant cough, cough, hypotension and anemia. There was no significant difference in the distribution of adverse events between LB1148 and placebo groups. A total of 13 subjects had serious adverse events (SAE), including 5 (7.8%) in the LB1148 group and 8 (12.7%) in the placebo group. No SAE related to the drug occurred in the trial, and there was no adverse event that led to drug discontinuation or withdrawal of subjects from the trial.

For AEs of special interest, there were there were 3 (4.7%) cases of POI in the LB1148 group and 2 cases (3.2%) in the placebo group. No subjects in the LB1148 group had postoperative complications compared to 5 (7.9%) in the placebo group. No subject had a venous thrombotic event. Overall, AEs are balanced between the groups and there are no apparent trends for type or severity of AEs.

Taken together, we believe these data demonstrate that LB1148 may potentially accelerate the time to return of GI function following GI surgery with a favorable safety and tolerability profile. We believe these data lay the groundwork for proceeding to pivotal studies for the return of bowel function indication.

Pooled-Analysis of Post-Surgical Intraabdominal Adhesions LBS-IST-POI-101 and LBS-POI-201-CN

Adhesion prevalence is reported to be >90% in patients who have abdominal surgery and represents a significant contribution to serious complications such as small bowel obstruction, morbidity, and financial cost during subsequent surgery, infertility, and chronic abdominal pain. Traditionally, adhesion formation was thought to result from an interaction of cytokines, growth factors, cell adhesion molecules, and other factors near an area of tissue perturbation during surgery. Recent evidence suggests intestinal injury leads to a breakdown of the intestinal mucosal barrier, and subsequent translocation of digestive proteases into the intestinal tissues and visceral cavity. These digestive enzymes cause proteolytic damage to the mesothelial surface of the viscera, triggering adhesion formation as part of the repair process to heal the damaged tissue surfaces.

Studies LBS-IST-POI-101 and LBS-POI-201-CN assessed the efficacy of LB1148 to reduce the formation of adhesions in subjects undergoing abdominal surgery. Study LBS-IST-POI-101 was a Phase 1, single-center, open-label, study enrolling 11 subjects undergoing GI surgery. Study LBS-POI-201-CN was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate LB1148 for return of gastrointestinal function in subjects undergoing elective bowel resection (PROFILE). In both trials, adhesions were quantified at the time of surgical closure during a first surgery and at the time of opening a second surgery for those subjects who had a second surgical procedure.

A total of 3/11 subjects in LBS-IST-POI-101 and 14/120 subjects in LBS-POI-201-CN underwent a second surgery at which time adhesion formation was assessed. In both studies, study drug was administered as part of the bowel preparation prior to surgery. Data were pooled from the two trials and the incidence, extent and severity of adhesion for subjects treated with LB1148 or placebo were compared. Grading of the adhesions (extent and severity) was performed by the surgeon during the second surgical procedure.

The results from the pooled analysis showed that 8/9 (89%) of subjects in the placebo had one or more adhesions. For subjects treated with LB1148, 2/8 (25%) had adhesions observed during the second follow-up surgery, representing a relative risk reduction of 72% (P-value of 0.0152).

The mean extent and severity adhesion score in subjects who had a second surgery in the pooled analysis was 1.0 (±0.672 SEM) for LB1148 treated subjects and 14.3 1.0 (±9.19 SEM) for placebo subjects, representing reduction in the extent and severity score of 93% (P = 0.0162).

Although this analysis includes a small number of subjects across two studies, the lower incidence of post-surgical intra-abdominal adhesions, and the reduction in the extent and severity of adhesions provide what we believe to be preliminary evidence of LB1148 to potentially clinically reduce post-surgical adhesions when compared to placebo. The overall surgical procedural types between placebo and drug were comparable and reflects the increasing trend toward minimally invasive techniques in abdominal surgery.

Ongoing Clinical Trials

GI Surgery Phase 2, LBS-POI-201-US (PROFILE-US)

LBS-POI-201-US is a multicenter, randomized, double-blind, parallel, placebo-controlled, adaptive design, proof-of-concept Phase 2 study of LB1148 in patients undergoing bowel resection. The study is currently enrolling patients in the United States to evaluate a pre-operative dose of LB1148 as compared to placebo, with the purpose of establishing preliminary evidence of efficacy safety and tolerability of LB1148, for the treatment of POI and prevention of intra-abdominal adhesions in patients undergoing elective bowel resection. Originally the study design was nearly identical to the LBS-POI-201-CN with the primary endpoint being recovery of bowel function measured as the time from the end of surgery to oral food tolerance and passage of stool (GI-2). With the data from LBS-POI-201-CN demonstrating that LB1148 had a statistically significant acceleration in the time to return of GI function and LB1148 proceeding to pivotal studies for the return of GI function indication in the US and China, the PROFILE-US study was amended so that reduction in intraabdominal adhesions is the primary endpoint. Further, the study design was amended to ensure adequate enrollment of patients receiving an adhesions assessment to inform the statistical design of pivotal studies for adhesions indications. Enrollment is ongoing in the trial, with up to 200 anticipated patients.

All randomized patients are divided between two treatment groups (LB1148 or placebo) in a 1:1 ratio stratified by surgical approach (either minimally invasive technique or laparotomy). All patients to be enrolled going forward are expected to have a planned repeat abdominal operation (stoma takedown), are expected to participate in the study until the repeat abdominal operation and intra-abdominal adhesion assessments have been completed. For the planned second surgery, the exploratory endpoints include physician-recorded values for the extent and severity of visible intra-abdominal adhesions using an assessment worksheet recorded at both the first and second surgeries, and physician assessment of the clinical consequences of the visible intra-abdominal adhesions on bowel function and pain.

Patients receive 700 mL of LB1148 (or placebo) administered as a split dose in the two to ten hours prior to surgery. The primary endpoint is the change from baseline in extent and severity of intra-abdominal adhesions. The secondary endpoints include the incidence of intra-abdominal adhesions, time to GI-2, hospital length of stay, time to GI-3 (time to toleration of solid food and first flatus or first bowel movement), time to resolution of POI (if present), and time to resolution or appearance, as appropriate, of one or more of the components common to GI dysfunction following elective bowel surgery with or without a planned stoma.

Planned Clinical Trials - Global Phase 3 to Accelerate the Return of GI Function following Abdominal Surgery, PBI-POI-301

Our future clinical development plans include a phase 3 clinical study of LB1148 as a therapeutic to accelerate the return of GI function in patients undergoing GI surgery. In the second half of 2022, we are planning to initiate a global phase 3, multicenter, randomized, double-blind, placebo-controlled, clinical study to evaluate the safety and efficacy of LB1148 in 400-600 subjects undergoing planned bowel resection. All subjects will receive 700 mL of LB1148 or placebo in a split, oral dose of 350 mL at 6-10 hours and 2-6 hours prior to surgery. Subjects will then undergo surgery. The primary objective is to compare the time to gastrointestinal GI-2, defined as the time from the end of surgery to the time of recovery of the upper GI tract (toleration of solid food) and the lower GI tract (first bowel movement) following surgery. Secondary measures will include safety, measures of bowel movement and hospital length of stay. This study is intended to be a confirmatory trial to provide evidence that LB1148 is safe and effective in accelerating the time to return of bowel function in subjects undergoing abdominal surgery. The population for this study includes adult patients scheduled to undergo a planned (non-emergent) bowel resection via minimally invasive technique or laparotomy. This includes any subject in which a resection of the small intestine, colon, or rectum is performed for any elected indication. The exclusion criteria include underlying conditions that might put a subject at risk (i.e. where treatment with TXA is contraindicated) or has condition such that their inclusion might make either safety or efficacy analyses difficult to interpret. The post-operative follow-up for an individual subject is approximately 90 days after surgery.

Regulatory Considerations for LB1148

LB1148 has been granted Fast Track designation from the FDA for reduction of adhesions following abdominal and pelvic surgery. Furthermore, LB1148 has received Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis, etc.) associated with gut hypoperfusion injury in pediatric patients who underwent congenital heart disease repair surgery. The LB1148 final drug product contains polyethylene glycol 3350 (“PEG”). In certain circumstances, in different countries and across different regulatory authorities, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. We believe that there is ambiguity and risk regarding the PEG in LB1148 being classified as an active ingredient. From our communications with regulatory authorities including the FDA about our development of LB1148, there remains uncertainty about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Even though we are proceeding with a Phase 3 trial for LB1148 as a single active ingredient drug product, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. It is important to note that before GI surgery, most patients undergo a mechanical bowel prep. Traditionally, the standard of care for a bowel prep includes PEG. Therefore, including a treatment arm of a clinical trial that would not allow for a standard bowel prep containing PEG may be impractical. As a result, we believe that it would be impractical, infeasible, and ultimately unethical to exclude the use of PEG as part of the mechanical bowel prep for GI surgery studies.

Preclinical Studies of LB1148

TXA Safety Studies

Consistent with its widespread use in humans over the past several decades, TXA, the active ingredient in LB1148, shows a wide safety margin in preclinical toxicology studies.

As reported, for example, in the Canadian Monograph for Cyklokapron (brand name for TXA), the acute toxicity of TXA was analyzed across multiple time points (24 hours, 48 hours, 7 days) in several animal models (mice, rats, rabbits and dogs), following IV, intraperitoneal (“IP”), subcutaneous and oral administration. The lethal oral doses exceed 5-10 g/kg body weight (“BW”) in all studied species, and the IV LD50 was approximately 1-1.5 g/kg BW in mice, rats and dogs. In six subacute toxicity studies, daily doses of TXA were administered orally to rats (1-5 g/kg for ten weeks) and dogs (100-500 mg/kg for four months); to dogs (20-500 mg/kg for one month and 1 g/kg for three days) and to rabbits (60-180 mg/kg IV for 13 days); and IP to rats (0-1000 mg/kg for two weeks). Dose-related emesis, loose stools or diarrhea, and decreased BW gain were the main drug-induced findings in the oral and IP studies.

LB1148 in Animal Models of POI and Intra-abdominal Adhesions

A number of preclinical studies have evaluated the use of LB1148 in treating POI and intra-abdominal adhesions. Collectively, we believe these preclinical studies support the hypotheses that LB1148 may improve postoperative GI function and prevent tissue damage linked to luminal digestive enzyme leak and reduce postoperative adhesions. Key supportive studies evaluating the LB1148 are described in detail.

Reduction of Postoperative Intra-abdominal Adhesions with Enteral LB1148

This study tested whether enteral LB1148 would be superior to enteral vehicle in preventing intra-abdominal adhesions in a rat model of surgical adhesions. A total of 20 rats (n=10/group) were randomized to either enteral vehicle or enteral LB1148. Enteral treatment was administered orally two hours prior to abdominal surgery. This timing was utilized because it paralleled a pre-operative oral administration prior to a surgery in man.

Following laparotomy, the latex glove-induced adhesion model was utilized by gently rubbing the intestine with a latex glove ten times. On postoperative day 28 the number and severity of postoperative intra-abdominal adhesions was quantified. The severity (size) of each adhesion was scored from 0 to 4 with a 4 being the most severe.

All animals recovered without consequence. As shown in the figure below, the group that received enteral LB1148 prior to surgery had a significant reduction in the number of adhesions (p<0.01) compared to the enteral vehicle group.

In addition, the group that received enteral LB1148 prior to surgery had a significant reduction in the severity (size) of adhesions (p<0.01) at postoperative day 28 as compared to the group given vehicle, as shown in the figure below.

These results demonstrate that a single enteral administration of LB1148 is sufficient to decrease both the number and severity (size) of adhesions in a model of surgery-induced abdominal adhesions.

Enteral LB1148 Improves Return of Bowel Function and Reduces Intra-abdominal Adhesions Compared to Vehicle in a Model of Laparotomy with Bowel Resection and Anastomosis

The leak of pancreatic digestive enzymes across the compromised GI mucosal barrier can contribute to local and remote injury. This study tested the hypothesis that enteral administration of LB1148, if given prophylactically, improves early recovery of GI function and reduces postoperative intra-abdominal adhesions.

A total of 16 rats (n=8/group) were administered enteral LB1148 or vehicle two hours before a surgical model of small bowel resection and anastomosis designed to mimic the identical surgery in man. A one centimeter bowel resection and primary anastomosis was created. Oral intake, fecal output, water consumption, and a morbidity were monitored daily for five days.

All animals recovered without consequence except one vehicle-treated control, which had anastomotic leak, peritonitis, and death. Enteral blockade of proteases by oral administration of LB1148 significantly improved postoperative GI function as measured by food consumption and bowel recovery (measured by fecal output, depicted in the figure below).

In addition, oral administration of LB1148 significantly improved post-surgery water consumption and morbidity score (measured by activity level, as shown in the figure below).

Taken together, these data show that pre-operative treatment with LB1148 demonstrated uniform and statistically enhanced return of bowel function as measured by food and water consumption, fecal output, and general activity. Notably, differences in bowel function and morbidity were present as of postoperative day 1, suggesting early recovery of function after bowel resection.

LB1148 administration also significantly reduced the number of adhesions (p<0.001) at 28 days, as shown in the following figure.

In summary, these results show that LB1148 significantly enhances early GI recovery in this model of open bowel surgery and significantly reduces the number of intra-abdominal adhesions.

LB1148 in Animal Models of Mesenteric Hypoperfusion

A number of preclinical studies have evaluated the impact of enteral LB1148 on mucosal barrier integrity and function in models of shock/hypoperfusion and ischemia. Collectively, these preclinical studies support the hypotheses that LB1148 can protect the GI tract from the damaging consequences of shock, including shock resulting from hypoperfusion. These observations underscore the potential utility of LB1148 in major surgeries that can impact the mucosal barrier. Key supporting studies evaluating the LB1148 are described in detail:

LB1148 Reduces Intestinal Injury in a Rat Model of Intestinal Hypoperfusion

The objective of this study was to evaluate LB1148 in preserving mucosal barrier integrity and reduce tissue injury in a rat model of intestinal hypoperfusion. LB1148 or control was administered orally two hours prior to intestinal hypoperfusion injury. Bowel injury was initiated by occluding the superior mesenteric artery for a period of 30 minutes. After the hypoperfusion period, perfusion was resumed for a period of two hours, followed by necropsy. The number and percent of intestinal villi that were undamaged and damaged were quantified.

As shown in the following figure, the percentage of intact villi was significantly higher (p<0.05) in animals treated with LB1148 versus the control.

Representative histological micrographs of LB1148-treated and control-treated villi are shown below:

These data demonstrate that LB1148 preserved the mucosal barrier and reduced villi tip damage following hemorrhagic shock.

We are progressing a complementary strategy for PB101 for treatment of semi-acute flares associated with inflammatory bowel disease (“IBD”). PB101 is a recombinant biologic protein that is a broad spectrum digestive protease inhibitor. This protein is stable in the intestinal track and active against multiple proteases in the small and large intestines. PB101 is a preclinical development program to induce remission in IBD patients experiencing an active flare. We are working on a proprietary formulation of PB101 for future clinical studies and cannot predict when we will be in a position to file an IND with the FDA for this indication.

Semi-Active Chronic Conditions: Inflammatory Bowel Disease

IBD covers two principal conditions, Crohn’s disease (“CD”) and ulcerative colitis (“UC”). A hallmark of these conditions is chronic inflammation of the GI tract that can lead to long-term damage. Consequently, loss of integrity of the mucosal barrier plays a central role in IBD pathology.

CD and UC also have distinguishing features. First, CD can affect any part of the GI tract, although it frequently targets the end of the small intestine (ileum), whereas UC occurs in the large intestine (colon) and rectum. Second, the damaged areas in CD appear in patches next to area of health tissue, but they are continuous in UC, usually starting at the rectum and extending further into the colon. Third, inflammation in CD can penetrate through multiple layers of the GI wall in CD, but in UC is typically observed only in the innermost layer of the colon wall.

The symptoms of IBD vary among individual patients and may change over time. The most common symptoms of CD and UC are frequent or urgent bowel movements, diarrhea, bloody stool, abdominal pain, nausea and vomiting, and weight loss. IBD is a chronic illness, so most patients experience symptoms on and off throughout their life. Periods when little or no symptoms are present are called remissions and can last anywhere from a few months to several years.

Periods where symptoms are present or reappear are called relapses or flares. Symptom flare-ups can last from weeks to months, and they may include the same or different types of digestive problems that were present upon initial diagnosis. Typical symptoms during a flare include diarrhea, frequent bowel movements, abdominal pain, nausea and vomiting, and weight loss.

Current Treatments

Current IBD treatments include medications and surgery. Medications are meant to reduce inflammation, with some used to treat flares and some used to prolong remission once symptoms have gone away. These include aminosalicylates, corticosteroids, immunomodulators, biologic drugs, and antibiotics. Surgery is typically reserved for patients who fail to respond (or no longer respond) to medications. Up to 75% of CD patients will eventually need surgery.

CD and UC remain chronic inflammatory diseases that are not medically curable.

Protease Activity and IBD

Proteases are observed throughout the GI tract and are tightly regulated by proteolytic activation and endogenous protease inhibition. An imbalance in proteolytic homeostasis has been associated with IBD. Protein and mRNA expression of proteases from immune cells (neutrophil elastase, proteinase-3, cathepsin G, tryptase, chymase or granzymes) are increased in inflamed tissues from patients with IBD. Matrix metalloproteinases known to drive tissue remodeling are significantly increased in IBD. Proteases associated with inappropriate induction of cell death through apoptosis or autophagy are also involved and upregulated in IBD. In a third-party scientific publication, protease and protease inhibitors genes have associated with IBD. Seven genes coding for protease inhibitors were associated in increased incidence for CD; and fourteen proteases and four endogenous protease inhibitor genes were associated with UC. We believe the increase in protease activity observed in IBD may make protease inhibition by synthetic inhibitors a potential route for therapeutic intervention.

We are pursuing the evaluation of selective protease inhibitors, including PB101 as a treatment for IBD. PB101 is a recombinant biologic protein with broad-spectrum serine protease inhibitory activity, that was originally developed to reduce bleeding during complex surgery. PB101 is stable in an aqueous solution for potential GI delivery and action. The protein functions as a competitive inhibitor of serine proteases and therefore can block the action of some luminal enzymes. It inhibits several serine proteases, specifically trypsin, chymotrypsin, plasmin and kallikrein. It forms reversible enzyme-inhibitor complexes between the active serine residue of the protease and the inhibitor. We believe that oral delivery may expose to the intraluminal space of the GI tract to proteolytic inhibition while avoiding potential absorption issues and thereby deliver PB101 directly to the site of therapeutic need, the lumen of the intestinal tract.

Previously published third-party studies of this protein highlight numerous properties supporting its proposed use as a liquid formulation to treat IBD (and related GI-related disorders):

•
It is freely soluble in water and in aqueous buffers of low ionic strength.
•
It is stable in solutions at a pH range of 1-12.
•
It is stable as a dry or liquid formulation when refrigerated.
•
It is a highly potent inhibitor of trypsin (Ki = 0.06 picomolar), chymotrypsin, elastase, kallikrein, and other intestinal proteases believed to drive IBD.

Peer reviewed published data from an independent laboratory suggests that intraluminal protease inhibition might improve inflammation in animal models, and we believe PB101 may demonstrate improvements in clinical studies of IBD. The supernatant from colonic biopsies from IBS patients loses its capacity to induce visceral hypersensitivity in mice if the supernatant is pretreated in vitro with a broad-spectrum serine protease inhibitor. In addition, intraluminal serine protease inhibition reduces visceral pain animal models of stress-induced visceral hypersensitivity. Further, treatment with serine protease inhibitors reversed the visceral pain response to colonic distension in rats with post-inflammatory visceral hypersensitivity and significantly decreased visceral hypersensitivity in a dose-dependent fashion.

Loss of integrity of the intestinal epithelium plays a key pathogenic role in IBD. As published recently in a peer reviewed publication, a third party studied the PB101 compound for its ability to protect intestinal tissues from proteolytic damage in an animal model of intestinal injury. The compound was given to rats before they were subjected to mesenteric ischemia-reperfusion which blocks blood flow to the intestines for a period of time before resuming normal circulation. Using a histopathological scoring system for intestinal damage, the compound was shown to reduce intestinal injury relative to the control (untreated) animals. These results are summarized in the following figure:

Our Strategy

Beyond our initial therapeutic focus on GI-related pathology triggered by major surgeries, we believe that protease-based therapeutics hold promise in meeting a number of unmet needs resulting from chronic protease leak. By leveraging our expertise in protease-mediated diseases and dysregulation of the intestinal epithelia barrier, our strategy is to create a broad portfolio of innovative oral therapeutics that target serious diseases associated with the breakdown of this barrier. The key components of our strategy are to:

•
Pursue approval of our lead drug candidate LB1148 for its first indication to accelerate the return of bowel function following GI surgery and, if approved, commercialize LB1148 for this indication in the United

States. The FDA and the Company have agreed to the protocol for a phase 3 clinical trial. GI hypomotility and delayed return of bowel function is expected after major surgery. This is associated with significant discomfort, nausea, vomiting, and the inability to advance the diet in the post-operative setting. If unresolved, this can predispose patients to nosocomial complications, infections, malnutrition, electrolyte derangements, and poor wound healing. Delayed return of bowel function is associated with a prolonged hospital length of stay, increased resource utilization, and risk for readmission due to GI dysmotility or bowel obstruction. In a retrospective study of colon resections, prolonged postoperative ileus was significantly associated with the serious complications of intra-abdominal infections, anastomotic leak and a significantly higher mortality risk. We believe treating the root cause of GI hypomotility caused by abdominal surgery has the potential to lower the risk of morbidity and mortality for the over six million patients undergoing abdominal surgeries each year in the U.S.
•
Pursue approval of LB1148 for the reduction of postoperative adhesions following major surgeries. Some studies have shown that postoperative intra-abdominal adhesions develop in up to 93% of surgery patients. Adhesions are a costly postoperative consequence of surgery for patients. They can cause bowel obstruction and can require hospitalization or even corrective surgery. Due to its oral route of administration and results from our preclinical and early-stage clinical trials, we believe LB1148 has the potential to be an oral agent for reducing postoperative surgical adhesions. To our knowledge there are no other oral drugs approved or pending approval for this indication. Results from animal studies demonstrated that LB1148 may reduce the number of postoperative adhesions. In addition, a pooled analysis of clinical trial results showed a reduction in the incidence of post-surgical intra-abdominal adhesions as well as the reduction in the extent and severity of adhesions. We believe this provides preliminary evidence of LB1148 to potentially reduce post-surgical adhesions when compared to placebo. We have amended the study design of the PROFILE-US clinical trial to ensure adequate enrollment of patients receiving an adhesions assessment to inform the design of future pivotal studies in this indication.
•
Build sales and marketing capabilities to commercialize our product candidates in the United States and European Union. If approved, we intend to develop and commercialize our product candidates in major markets and establish distributor networks or strategic partnerships in smaller markets.
•
Leverage our expertise in protease-mediated diseases and the GI tract to efficiently expand our product candidate pipeline to address chronic conditions. Many chronic endocrine and inflammatory diseases are associated with chronic proteolytic enzyme leak from the GI tract. Using our understanding of digestive protease biology of the GI tract, we have developed a proprietary whole-blood assay to measure the activity of specific proteases. In conjunction with the development of this whole-blood assay, we have acquired an exclusive license to synthetic protease substrates and methodologies for analyzing human clinical samples associated with a broad spectrum of conditions and disorders. Together, we believe these assets form a platform for novel drug discovery and highly efficient patient selection and measurement of ex vivo clinical response during drug development.

Pipeline Development

Many chronic endocrine and inflammatory diseases are associated with chronic proteolytic enzyme leak from the GI tract. We have a unique understanding of the protease biology of GI tract and have developed a proprietary whole-blood assay to identify the specific activities of different proteases. In conjunction, we have acquired an exclusive license to synthetic protease substrates and methodologies for use in analyzing animal samples and human clinical samples, including whole blood, associated with a broad spectrum of conditions and disorders. Together, we believe these assets form a platform for novel drug discovery and highly efficient patient selection and measurement of clinical response during drug development.

We have correlated circulating protease activity with specific pathologies such as heart disease and IBD. To deepen our insights into these diseases, we developed a proprietary assay that currently identifies the specific activity of proteases in whole blood. We believe that this assay can be greatly expanded to identify specific proteases.

Detection of systemic protease activity is important for:

Target Identification: The biomarker assay will allow us to identify diseases driven by specific digestive enzymes in plasma samples from different patient groups and allow for a better understanding of disease processes. This will allow for improved diagnostics and the discovery of specific enzymes driving disease pathology.

Drug Development: The biomarker assay will allow us to screen drugs for specificity and potency against key digestive enzymes, with a focus on identifying drugs to repair the mucosal barrier and prevent proteolytic enzyme leak.

Treatment Design: The biomarker assay will allow us to identify patients with digestive enzyme leak for inclusion in clinical studies, as well as measure response of activity and optimize therapeutic dosing/response.

We have created fluorescent charge-changing peptide substrates for several proteases which allows for detection of specific protease activity. The substrate is combined with a sample and, in the presence of the substrate specific protease, cleavage of the substrate occurs creating charged fragments. The charged fragments are tagged with a fluorescent molecule, and the fragments are separated in an electric field. In the figure below, activity of the pancreatic enzymes trypsin and chymotrypsin was measured in lymph fluid of rats in shock at different time points (0, 1, 2, 3 hours after reperfusion). Elevated pancreatic enzyme activities were found in rats subjected to shock.

We plan to develop an assay to measure protease activity directly in whole blood that:

•
Requires minimal sample preparation;
•
Uses blood sample; and
•
Produces rapid measurement and activity readings.

We hope our biomarker assay platform will help drive pipeline efforts to discover and develop new therapeutics for chronic inflammatory conditions impacting the GI barrier. Pilot programs under exploration are as follows.

Chronic Conditions: Glucose Control and Inflammatory Autoimmune Disease Programs

Multiple peer-reviewed publications from the laboratory of Geert Schmid-Schönbein, Professor, Bioengineering, UC San Diego provide support for aberrant protease activity in endocrine and inflammatory diseases. As depicted in the following schematic, for example, extracellular protease activity is linked with cleavage of receptors linked to cardiovascular, metabolic, and other physiological processes.

For example, peer-reviewed published studies in rodents suggest that aberrant protease activity may be partially responsible in diabetes and insulin regulation. First, as shown in the following figure, the diabetic rats show elevated levels of protease activity, which are reduced to levels below control upon administering a protease inhibitor.

In conjunction, diabetic rats show elevated levels of glucose and glycosylated hemoglobin (HbA1c), which are restored to normal ranges upon administering a protease inhibitor, as shown in the following figure.

Third, ex vivo protease inhibition also prevents insulin receptor degradation in the SHR model, as shown in the following figure.

Fourth, type 2 diabetes patients have elevated protease activity. Blood protease activity was measured with our proprietary protease biomarker assay. The following figure is a snapshot of baseline protease activity in the blood of control, pre-diabetic, and diabetic patients, showing that protease activity increased with disease severity.

These observations, coupled with our clinical data, support our view that chronic endocrine and autoimmune diseases reflect an underlying pathology driven by chronic proteolytic enzyme leak from the GI tract.

Manufacturing

We do not own or operate any manufacturing facilities. We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture and supply our preclinical and clinical materials to be used during the development of our drug candidates, including our lead drug product. As our product candidates advance through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs.

To that end, we have entered into an umbrella services agreement with a manufacturing company who we expect to lead our drug manufacturing efforts and under which we plan to enter into individual project agreements to meet our future drug manufacturing needs. Although we rely on CMOs, we have personnel and third-party consultants with extensive drug manufacturing experience to oversee the relationships with our CMOs. It is also our intent to identify and qualify additional manufacturers to provide API and drug product manufacturing.

Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148 and, depending on the duration and extent of the pandemic or new strains, could impact the components and production capacity required for a commercial scale-up of LB1148. We believe we have sufficient supply or plans for supply to meet our clinical and nonclinical development needs through 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

LB1148 is a dry powder for reconstitution, consisting of the previously approved API (tranexamic acid) as well as other components. Drug product manufacturing is a relatively straightforward operation, involving the blending of dry components. To date, controlled stability experiments indicate that the active ingredient is highly stable and that the drug product has a long shelf life.

Sales and Marketing

We do not currently have any approved drugs. However, we intend to build a commercial infrastructure in the United States and potentially in other markets, that we believe will be necessary to effectively support the commercialization of LB1148, if approved, and any other products that we develop in the future, with a focus on high treating physicians and hospitals. In the U.S. we estimate that cardiovascular and abdominal surgeries collectively represent close to seven million addressable patients, which we believe, based on certain assumptions, could translate into over $2 billion in annual sales for LB1148. We believe that we may be able to address the market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group, and distribution support.

We plan to utilize a variety of marketing programs to promote LB1148, if approved, including sales promotional materials, speaker programs, journal advertising, industry publications, medical conferences, electronic media, and product sampling. Additional capabilities important to commercialization of LB1148, if approved, and any other products that we may develop in the future, include the management of key accounts, such as managed care organizations, hospital and specialty pharmacies, and government accounts – where formulary acceptance is necessary for product adoption and reimbursement.

Outside of the U.S., where we believe it is appropriate, we may utilize strategic partners, distributors, or contract sales forces to expand the commercial availability of LB1148, if approved, and other products, if approved. In addition, we believe the other indications that we may pursue with our product candidates can be addressed with a small, dedicated sales force. We currently do not expect that we will require large pharmaceutical partners for the commercialization of our product candidates, although we may consider partnering in certain territories or indications or for other strategic purposes. We intend to continuously evaluate our commercialization strategy as we advance our clinical and preclinical programs.

Competition

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will greatly depend upon our ability to complete necessary clinical trials and the related regulatory approval processes, and successfully market any product that we may successfully develop. The key competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety, tolerability, dosing convenience, price, coverage and reimbursement.

Our current and potential future competitors are diverse. There are many public and private biopharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. In addition, the number of companies seeking to develop and commercialize products and therapies similar to our product candidates is likely to increase.

With regard to postoperative improvement of bowel function, we expect to face competition in the pharmacological therapy space from alvimopan, marketed as a branded product, ENTEREG®, by Merck, as well as in generic form. Alvimopan is currently the only approved therapeutic indicated to accelerate return for bowel function. However, the alvimopan label is restricted to those surgeries that include partial bowel resection with primary anastomosis. Other companies may be developing product candidates for postoperative improvement of bowel function that could pose future competition if approved for sale in overlapping territories.

With regard to the reduction or elimination of postoperative intra-abdominal adhesions, to our knowledge, there are no approved therapeutics for treating or preventing postoperative intra-abdominal adhesions. The only potential oral therapeutic in clinical development we are aware of is TTX 333 Evitar™ being developed by Temple Therapeutics based in the Netherlands. However, we face general competition from other medical interventions for adhesions, namely surgical procedures and adhesion barrier products. Adhesion barrier products approved for abdominal or pelvic surgery in the United States consist of SEPRAFILM, INTERCEED®, and ADEPT®. In addition, several products are used off-label for adhesion prevention in the United States, including EVICEL®, SURGIWRAP®, COSEAL™, and PRECLUDE™. Adhesion barrier products available outside the United States include HYALOBARRIER®, SPRAYSHIELD™, PREVADH™, and INTERCOAT™. Such products are used as adjunctive interventions, have variable efficacy, and are not easily used with laparoscopic procedures, which are becoming increasingly common.

Intellectual Property

Our commercial success depends in part on our ability to (i) obtain and maintain proprietary protection to protect our current and future product candidates, novel discoveries, product development technologies, improvements, and know-how; (ii) preserve the confidentiality of our trade secrets and confidential information; (iii) maintain our co-development agreements and licenses for exclusive commercial rights to intellectual property, including patent rights co-owned with third parties; (iv) defend and enforce our proprietary rights, including our patents; and (v) operate without infringing valid and enforceable patents and other proprietary rights of third parties.

We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. As for the product candidates we develop and plan to commercialize, as a normal course of business, we generally have pursued, or intend to pursue, composition and therapeutic use patents, as well as patents directed to dosing regimens and additional prospective indications. We also rely, as needed, on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position. We also will pursue data exclusivity, market exclusivity, and other regulatory exclusivities, as applicable and available.

Regardless of the coverage we seek under our existing patent families, there is always a risk that an alteration to our products, methods, or processes may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our products or product candidates.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office ("USPTO") in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products, if approved, or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation.

LB1148 Patent Portfolio

Currently, we solely own (or co-own with exclusive commercial rights) four patent families with claims directed to compositions covering components of LB1148, including the protease inhibitor tranexamic acid, or their therapeutic uses and dosing regimens:

The First Family is directed to compositions comprising four components of LB1148 and their therapeutic use in treating shock and other indications. As of March 9, 2022, this patent family includes a recent patent in Europe (EP 3122349) that granted on December 22, 2021, three granted patents in the United States (including a recent grant, US 11,123,317, on September 21, 2021), two granted patents in Taiwan, granted patents in Australia, India, Japan, and Mexico, and pending applications in Canada, Korea, and the U.S., all of which we solely own. In addition, this family includes a granted patent in China that we previously assigned to Newsoara to support our co-development agreement with Newsoara, as discussed below. The expected expiration date of the issued patents (or any patents that may issue from pending applications) is 2035, excluding any adjustments or extensions of patent term that may be available.

The Second Family, which we jointly own with the University of California, is directed to compositions comprising three (or fewer) components of LB1148 and their therapeutic use in treating shock and other indications. Under our 2015 License with the University of California (as discussed in the section entitled "License Agreements and Collaborations"), we have exclusive commercial rights to this family. As of March 17, 2022, this patent family includes three granted patents in the U.S., granted patents in China, Canada, and Korea, and pending applications in Europe and the U.S. The expected expiration date of the issued patents (or any patents that may issue from pending applications) is 2031, excluding any adjustments or extensions of patent term that may apply.

The Third Family covers the use of LB1148 (or its active ingredient, tranexamic acid) in certain therapeutic indications, including POI and adhesions, which align with our current clinical and commercial strategy. This family also covers specific split-dose regimens of LB1148 that can apply to the current therapies. As of March 9, 2022, this patent family includes a recent patent in the United States (US 11,202,768) that was granted on December 21, 2021, as well as pending applications in Australia, Europe, Canada, Hong Kong, all of which we solely own. In addition, this family includes a recent patent in China (CN 108883086) that was granted on October 26, 2021 and that we previously assigned to Newsoara to support our co‑development agreement with Newsoara (as discussed in the section entitled "License Agreements and Collaborations"). The expected expiration date of any patents (or patents that may issue from pending applications) is 2037, excluding any adjustments or any extensions of patent term that may apply.

The Fourth Family, which we solely own, consists of a U.S. patent application with claims covering the use of LB1148 in methods of controlling glucose levels in diabetic patients in hospital and non-hospital settings. The expected expiration date of any patents that may issue from pending applications is 2038, excluding any adjustments or any extensions of patent term that may apply.

License Agreements and Collaborations

2015 License Agreement with the Regents of the University of California

In August 2015, LBS entered into a license agreement with the Regents of the University of California (the “Regents”), as amended in December 2019 (the “2015 UC License”). Pursuant to the 2015 UC License, we have an exclusive, sublicensable, worldwide license under certain patent rights to make, use, sell, offer for sale and import products and practice methods covered by the claims of the licensed patent rights in the field of protease inhibitor administration in therapeutic indications including, among others, uses in surgery generally, and treatment of shock, sepsis, inflammatory disease and post-surgical ileus and adhesions. We utilize these licensed patent rights in certain compositions comprising components of LB1148, including the active ingredient, tranexamic acid.

Upon the execution of the 2015 UC License, LBS paid a one-time license issue fee of $3,500 and are obligated to pay an annual license maintenance fee in the mid four-digit dollar range until such time that we are commercially selling a licensed product. We are also obligated to make: (i) payments up to $250,000 in the aggregate upon achievement of certain regulatory milestones and (ii) tiered royalty payments in the low single-digit percentage range on annual net sales of licensed products, subject to a minimum annual royalty in the low five-digit dollar range and adjustments to the royalty percentage in certain events. Further, we are obligated to pay a percentage of non-royalty licensing revenue we receive from our sublicensees under the 2015 UC License to the Regents.

Under the 2015 UC License, we are required to diligently proceed with the development, manufacture, regulatory approval, and sale of licensed products and is subject to a number of diligence obligations relating to developmental, regulatory and commercialization milestones for the licensed products, as well as a minimum annual spend requirement in the low six-digit dollar range.

The 2015 UC License will expire upon the later of the expiration date of the longest-lived patent right licensed under the 2015 UC License. The Regents may terminate the 2015 UC License if: (i) a material breach by us is not cured within 60 days, (ii) we file a claim asserting the Regents licensed patent rights are invalid or unenforceable, or (iii) we file for bankruptcy. We also have the right to terminate the 2015 UC License at any time upon at least 90 days’ written notice.

2020 License Agreement with the Regents of the University of California

In April 2020, LBS entered into another license agreement with the Regents (the “2020 UC License”). Pursuant to the 2020 UC License Agreement, we have an exclusive, sublicensable, worldwide license under certain patent rights to make, use, sell, offer for sale and import products and practice methods covered by the claims of the licensed patent rights as directed to synthetic charge-changing substrates and methods for detecting protease activity in animal and human clinical samples. Under the 2020 UC License, the exclusive rights include analysis of animal samples and human clinical samples (including microbial samples from an animal or human), including detecting and measuring proteases, enzymes, and biomolecules in bodily fluids, breath, and other sources but excluding analysis of human clinical samples associated with blood cancers, solid tumors, and other samples related to oncology conditions and diseases. We expect these licensed patent rights to support our pipeline activities, including those focused on identifying new drug targets and diagnostics.

Upon the execution of the 2020 UC License, LBS paid a one-time license issue fee of $5,000, agreed to reimburse the Regents for past patent costs and are obligated to pay an annual license maintenance fee in the mid four-digit dollar range until such time that it is commercially selling a licensed product. We are also obligated to make: (i) payments up to approximately $1.9 million in the aggregate upon achievement of certain development, regulatory and commercial milestones and (ii) royalty payments in the low- to mid-single-digit percentage range on annual net sales of licensed products, subject to a minimum annual royalty in the low five-digit dollar range and adjustments the royalty percentage in certain events. Further, we are obligated to pay to the Regents a percentage of non-royalty licensing revenue we receive from our sublicensees under the 2020 UC License.

Under the 2020 UC License, we are subject to a number of diligence obligations relating to developmental, regulatory and commercialization milestones for the licensed products, as well as a minimum annual spend requirement in the low six-digit dollar range.

The 2020 UC License will expire upon the later of the expiration date of the longest-lived patent right licensed under the 2020 UC License. The Regents may terminate the 2020 UC License if: (i) a material breach by us is not cured within 60 days, (ii) we file a claim asserting the Regents licensed patent rights are invalid or unenforceable, or (iii) we file for bankruptcy or becomes insolvent. We also have the right to terminate the 2020 UC License at any time upon at least 90 days’ written notice.

2021 License Agreement with the Regents of the University of California

In July 2021, we entered into another license agreement with the Regents (the “2021 UC License”) to obtain exclusive rights to the cancer-related indications and uses that had been excluded under the 2020 UC License. Pursuant to the 2021 UC License Agreement, we have an exclusive, sublicensable, worldwide license under certain patent rights that now include cancer to make, use, sell, offer for sale and import products and practice methods covered by the claims of the licensed patent rights as directed to synthetic charge-changing substrates and methods for detecting protease activity in animal and human clinical samples. In conjunction with the 2020 UC License, we expect these licensed patent rights to further enhance pipeline activities, including those focused on identifying new drug targets and diagnostics.

Upon execution of the 2021 UC License, we paid a one-time license issue fee of $10,000 and are obligated to pay an annual license maintenance fee in the mid four-digit dollar range until such time that it is commercially selling a licensed product. We are also obligated to make: (i) payments up to approximately $1.9 million in the aggregate upon achievement of certain development, regulatory and commercial milestones and (ii) royalty payments in the low- to mid-single-digit percentage range on annual net sales of licensed products, subject to a minimum annual royalty in the low five-digit dollar range and adjustments to the royalty percentage in certain events. Further, we are obligated to pay the Regents a percentage of non-royalty licensing revenue we receives from any sublicensees under the 2021 UC License.

Under the 2021 UC License, we are subject to a number of diligence obligations relating to developmental, regulatory and commercialization milestones for the licensed products, as well as a minimum annual spend requirement in the low six-digit dollar range.

The 2021 UC License will expire upon the later of the expiration date of the longest-lived patent right licensed under the 2021 UC License. The Regents may terminate the 2021 UC License if: (i) a material breach by us is not cured within 60 days, (ii) we file a claim asserting the Regents licensed patent rights are invalid or unenforceable, or (iii) we file for bankruptcy or become insolvent. We also have the right to terminate the 2021 UC License at any time upon at least 90 days’ written notice.

Co-Development and Distribution Agreement with Newsoara

In February 2018, we entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended in November 2018 (the “Co-Development Agreement”). Pursuant to the Co-Development Agreement, we granted Newsoara an exclusive co-development right under certain patents and know-how owned or controlled by us to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include LB1148. The Co-Development Agreement obligates Newsoara to initially use us as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory.

Under the Co-Development Agreement, Newsoara is responsible for meeting certain regulatory milestones and is required to share with us the preclinical and clinical data it generates that pertains to the Licensed Products. The Company also obtained from Newsoara (i) an exclusive license under certain patents and know-how owned or controlled by Newsoara (“Newsoara Technology”) to make, have made, use, sell, offer to sell, import, and otherwise develop and commercialize Licensed Products in any and all indications outside of the Territory, and (ii) a non-exclusive license under the Newsoara Technology to make, have made, use, sell, offer to sell, and import Licensed Product inside the Territory to the extent necessary to comply with certain of our obligations under the Co-Development Agreement.

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid us a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events.

The Co-Development Agreement will expire upon the later of the expiration date of the last valid claim of any licensed patent covering the Licensed Products in the Territory. In addition, the Co-Development Agreement can be terminated (i) by either party for the other party’s material breach that remains uncured for a specified time period after written notice or for events related to the other party’s insolvency, (ii) by us if Newsoara challenges or attempts to interfere with any licensed patent rights and, (iii) by Newsoara for any reason upon specified prior written notice.

Trade Secrets and Confidentiality

We rely, in some circumstances, on trade secrets and other confidential information to protect our unpatented technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with our employees, consultants, collaborators, scientific advisors, suppliers, contractors and other third parties. In addition, we enter into employment agreements that require employees to assign to us any inventions, trade secrets or know-how that they develop while employed by us.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and our trade secrets and other proprietary information may be disclosed. We may not have adequate remedies for any breach and could lose our trade secrets and other proprietary information through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing.

Small molecule drugs are subject to regulation under the Food, Drug, and Cosmetic Act (“FDCA”) and biological products are additionally subject to regulation under the Public Health Service Act (“PHSA”) and both are subject to additional federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biopharmaceuticals Regulation

The process required by the FDA before drug and biologic product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (“GLP”) regulations;
•
submission to the FDA of an investigational new drug application (“IND”) which must become effective before clinical trials may begin;
•
approval by an independent institutional review board or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of a drug candidate and safety, purity and potency of a proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a new drug application (“NDA”) or biologics license application (“BLA”), as applicable, after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice requirements ("cGMPs"), and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of an NDA, or licensure of a BLA, to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent institutional review board for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

For purposes of biopharmaceutical development, human clinical trials are typically conducted in three sequential phases that may overlap or be combined;

•
Phase 1. The investigational product is initially introduced into patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early indications of effectiveness.
•
Phase 2. The investigational product is administered to a limited patient population to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the application. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the institutional review board’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

NDA/BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA, as applicable, requesting approval to market the product for one or more indications. The application must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an application requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA has sixty days from the applicant’s submission to either issue a refusal to file letter or accept the application for filing, indicating that it is sufficiently complete to permit substantive review.

Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine whether a drug is safe and effective for its intended use and a BLA to determine whether a biologic is safe, pure and potent. FDA also reviews whether the facility in which the product is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the application with a risk evaluation and mitigation strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, breakthrough therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Biopharmaceutical manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning or untitled letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biopharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug containing an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA’s approval of the drug, provided that that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a paragraph IV certification.

Drugs and biologics can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Hatch-Waxman Amendments and Exclusivity

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredient(s) in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (i) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (ii) such patent has expired; (iii) the date on which such patent expires; or (iv) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents, or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The U.S. federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties laws.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower and qui tam actions, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouses and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, and state and local laws that require the registration of pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements.

Coverage and Reimbursement

The future commercial success of our product candidates, if approved, will depend in part on the extent to which third-party payors, such as governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors, provide coverage of and establish adequate reimbursement levels for our product candidates. Third-party payors generally decide which products they will pay for and establish reimbursement levels for those products. In particular, in the United States, no uniform policy for coverage and reimbursement exists. Private health insurers and other third-party payors often provide coverage and reimbursement for products based on the level at which the government, through the Medicare program, provides coverage and reimbursement for such products, but also on their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

In the United States, the European Union (“EU”), and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Similarly, because certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act"). It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates.

The Affordable Care Act became law in March 2010 and substantially changed the way healthcare is financed by third-party payors, and significantly impacts the U.S. pharmaceutical industry. Among other measures that may have an impact on our business, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the Affordable Care Act extended manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expanded entities eligible for discounts under the Public Health Service Act. At this time, we are unsure of the full impact that the Affordable Care Act will have on our business.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. President Trump has signed Executive Orders and other directives designed to delay the implementation of certain Affordable Care Act provisions or otherwise circumvent requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 ("BBA") among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden Administration will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, as amended, was signed into law which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA and the Infrastructure Investment and Jobs Act, will continue through 2031 unless additional Congressional action is taken. However, COVID-19 Relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments with vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These measures could reduce future demand for our products or put pressure on our pricing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Further, some countries outside of the United States, including the EU member states, Switzerland and the United Kingdom, have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, and security and confidentiality of the personal data. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

Subsidiaries

We have two wholly owned subsidiaries, Suzhou Neuralstem Biopharmaceutical Co., Ltd. ("Suzhou"), organized under the laws of the People’s Republic of China, and LBS. Suzhou was established by Seneca to sponsor a clinical trial of NSI-566 that was conducted between 2013 and 2016. As of December 31, 2021, Suzhou has limited operations and exists for the sole purpose of conducting observational follow-up for a small group of remaining patients from the completed clinical trial, which it does through the engagement of a consultant. Suzhou has no employees or other operations. We believe that all Suzhou operations will cease in 2022.

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive their pro-rata share of 80% of the net proceeds, subject to certain conditions ("CVR Payment Amount", if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). Additionally, pursuant to the terms of the CVR agreement ("CVR Agreement"), CVR Holders are only entitled to participate in their pro-rata share of net proceeds which we receive during the 48-month period following the closing of the Merger. As discussed below, we entered into an Asset Transfer Agreement ("ATA") to potentially monetize one Legacy Technology whereby the licensee purchased the assets underlying the NSI-189 License. We are unable to determine if we will be successful in the sale or licensing of any of the remaining Legacy Technology. In the event we are not able to sell or license the remaining Legacy Technology, or the CVR Payment Amount is not greater than the minimum amount requiring distribution pursuant to the terms of the CVR Agreement, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless.

NSI-189 – Exclusive License and Subsequent Exercise of Purchase Option

As previously disclosed, on December 16, 2020, Seneca exclusively licensed certain patents and technologies, including a sublicense covering a synthetic intermediate, of our NSI-189 assets (“189 License”), along with a purchase option through December 16, 2023 (“Purchase Option”). On October 22, 2021, Alto Neuroscience agreed to terms of an early exercise of the Purchase Option under the 189 License and entered into an Asset Transfer Agreement (“ATA”). Alto Neuroscience is a U.S. based private biopharmaceutical company focused on precision-medicine for central nervous system disorders, including depression, using artificial intelligence-based brain biomarkers.

In connection with the ATA, we received gross proceeds of $0.4 million. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the CVR if the CVR Payment Amount would be less than $0.5 million. In accordance with the terms of the CVR Agreement, the net proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, were deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of our other Legacy Technologies, which may include but are not limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that NSI-566 will ever be successfully monetized or that CVR holders will receive CVR Payment Amounts from the sale of the NSI-189 assets.

NSI-566

We engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. As of March 17, 2022, we do not have sufficient information to determine if the Company will be successful in the sale or licensing of NSI-566.

Human Capital Resources

Overview

As of December 31, 2021, we had 13 full-time employees and no part-time employees. Of these full-time employees, four employees are engaged in research and development activities and nine employees are engaged in finance, legal, corporate strategy and business development, human resources, and other general administrative functions. We engage a number of regular consultants to assist with our regulatory and clinical operations, and human resources and information technology functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good. We are invested in the development of our employees, including performance management and mentorship programs. Subsequent to the Merger in 2021, we retained the majority of the legacy LBS employees and executive management team.

Compensation, Benefits, and Professional Development

Our compensation programs, including our equity incentive programs, are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting achievement of our primary business goals. Our goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to support and facilitate growth and drive long-term stockholder value. Consequently, we provide employee wages that we believe are competitive within our industry, and we regularly evaluate the effectiveness of our compensation and benefit programs against industry benchmarks. We seek to align our employees' interests with those of stockholders by linking annual changes in compensation to overall company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall company performance is intended to align the employee’s financial interests with the interests of shareholders. We are also committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. All employees are eligible for medical, dental, and vision insurance, paid and unpaid leaves, group life and personal accident insurance coverage as well as the option to participate in the Company's 401(k) plan and supplemental group life and short-term disability coverage.

Corporate Information

The registrant was originally incorporated in 2001 in the State of Delaware under the name Neuralstem, Inc. In October 2019, Neuralstem, Inc. changed its name to Seneca Biopharma, Inc. In April 2021, we effected a merger transaction with LBS, whereby LBS became a wholly owned subsidiary of Seneca. In April 2021, we changed our name from Seneca Biopharma, Inc. to Palisade Bio, Inc. Our principal executive offices are located at 5800 Armada Drive, Suite 210, Carlsbad, California 92008, our telephone number is (858) 704-4900 and our website address is www.palisadebio.com.

The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission ("SEC"). We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors.

RISK FACTORS

You should consider carefully the risks described below, as well as the other information in this Annual Report on Form 10‑K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•
ability to obtain favorable labeling for LB1148 through regulators that allows for successful commercialization, given that the drugs may be marketed only to the extent approved by these regulatory authorities;
•
ability to successfully commercialize LB1148 in the U.S. and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration others;

•
acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of LB1148, if approved, including relative to alternative and competing treatments;
•
existence of a regulatory environment conducive to the success of LB1148;
•
ability to price LB1148 to recover the Company’s development costs and generate a satisfactory profit margin; and
•
The Company’s ability and its partners’ ability to establish and enforce intellectual property rights in and to LB1148.

If the Company, either individually or through its co-development partner, does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize LB1148. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize LB1148. Accordingly, the Company cannot assure you that it will ever be able to generate sufficient revenue through the sale of LB1148, if approved, to continue its business.

Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.

There are no FDA-approved therapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery. While ENTEREG® is approved to accelerate the time to upper and lower gastrointestinal recovery following surgeries that include partial bowel resection with primary anastomosis, there is no guarantee that regulatory precedence regarding ENTEREG® will apply to the approval of other therapies that may accelerate the time to gastrointestinal recovery following surgery. While there are multiple medical devices approved for the reduction or elimination of postoperative intra-abdominal adhesions, there are no drugs approved to reduce postoperative intra-abdominal adhesions. The regulatory approval process for novel product candidates such as LB1148 can be more expensive and take longer than for other, better known or extensively studied therapeutic approaches.

The development and commercialization strategy for the Company’s lead product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.

The Hatch-Waxman Act added Section 505(b)(2) to the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the submission of a New Drug Application ("NDA") where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to justify that it is scientifically appropriate to rely on the applicable published literature or referenced product, referred to as bridging. The FDA may then approve the new product candidate for all or some of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The labeling, however, may be required to include all or some of the limitations, contraindications, warnings or precautions or restrictions on use included in the reference product’s labeling, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions or restrictions on use.

The Company currently plans to pursue marketing approval for LB1148, in the U.S. through a 505(b)(2) NDA and will be completing bridging analyses prior to NDA submissions. If the FDA disagrees with the Company’s conclusions regarding the appropriateness of its reliance on the FDA’s prior findings of safety and efficacy for TXA or on published literature, or if the Company is not otherwise able to bridge to the listed drug or published literature to demonstrate that its reliance is scientifically appropriate, the Company could be required to conduct additional clinical trials or other studies to support its NDA, which could lead to unanticipated costs and delays or to the termination of the development program for LB1148. If the Company is unable to obtain approval for LB1148 through the 505(b)(2) NDA process, it may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the Company.

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

The results from the prior preclinical studies and clinical trials for LB1148 discussed elsewhere in this Annual Report on Form 10-K may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from its prior clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than the Company) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines and regulatory approvals and commercialization prospects for its product candidates and its business and financial prospects, would be adversely affected. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration trials. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. The Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty on how the FDA and other regulatory agencies about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Even though we are proceeding with a Phase 3 trial for LB1148 as a single active ingredient drug product, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

If the clinical development of LB1148 is successful, the Company intends to eventually seek regulatory approvals of LB1148 initially in the U.S. and may seek approvals in other geographies. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, the Company must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. The Company cannot assure you that the FDA or non-U.S. regulatory authorities would consider its planned clinical trials to be sufficient to serve as the basis for approval of its product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of the Company’s clinical trials and in determining whether the results demonstrate that its product candidates are safe and effective. If the Company is required to conduct clinical trials of its product candidates in addition to those it has planned prior to approval, the Company will need substantial additional funds, and cannot assure you that the results of any such outcomes trial or other clinical trials will be sufficient for approval.

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

The Company, as well as investigator sponsors, have conducted clinical trials, is conducting clinical trials, and may in the future choose to conduct one or more clinical trials outside of the U.S. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusion. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of the Company’s business plan.

The Company relies on and expects to continue to rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.

The Company relies on, and expects to continue to rely on, third-party CROs to conduct and oversee its LB1148 clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. The Company expects to rely heavily on these parties for the execution of its clinical trials and preclinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. The Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine whether or not any of the Company’s clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with product produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would delay the regulatory approval process.

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

Reimbursement may impact the demand for, and the price of, any product for which the Company obtains marketing approval. Assuming the Company obtains coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use the Company’s products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the Company’s products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Outside of the U.S., many countries require approval of the sale price of a product before it can be marketed and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, the Company may be required to conduct a clinical trial that compares the cost-effectiveness of its product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, the Company might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay its commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, the Company is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder the Company’s ability to recoup its investment in one or more product candidates, even if such product candidates obtain marketing approval.

Even if a product candidate obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of LB1148, if approved, will depend significantly on attaining broad adoption and use of the drug by physicians and patients for approved indications, and it may not be commercially successful even though it is shown to be effective. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

•
patient demand for approved products that treat the indication for which they are approved;
•
the effectiveness of a product compared to other available therapies or treatment regimens;
•
the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors;

•
the cost of treatment in relation to alternative treatments and willingness to pay on the part of patients;
•
insurers’ willingness to see the applicable indication as a disease worth treating;
•
proper administration by physicians or patients;
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

With respect to the Company’s lead product candidate, LB1148, for the indication of postoperative improvement of bowel function, the Company expects to face competition in the pharmacological therapy space from alvimopan, marketed as a branded product, ENTEREG®, by Merck, as well as in generic form. There are no pharmacotherapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery or for the reduction or elimination of postoperative intra-abdominal adhesions. However, the Company will face general competition from other medical interventions, namely surgical procedures and adhesion barrier products. Adhesion barrier products approved for abdominal or pelvic surgery in the United States consist of SEPRAFILM, INTERCEED and ADEPT. In addition, several products are used off-label for adhesion prevention in the United States, including EVICEL, SURGIWRAP, COSEAL and PRECLUDE. Adhesion barrier products available outside the United States include HYALOBARRIER, SPRAYSHIELD, PREVADH, and INTERCOAT. Such products are used as adjunctive interventions, have variable efficacy, and are not easily used with laparoscopic procedures, which are becoming increasingly common.

Any adverse developments that occur during any clinical trials conducted by Newsoara may affect the Company’s ability to obtain regulatory approval or commercialize LB1148.

Newsoara has the rights to develop and commercialize LB1148 in China for return of bowel function, reduction of adhesions, and sepsis. If serious adverse events occur during any clinical trials for which Newsoara conducts with respect to LB1148, the FDA and other regulatory authorities may delay, limit or deny approval of LB1148 or require the Company to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If the Company receives FDA approval for LB1148 and a new and serious safety issue is identified in connection with clinical trials conducted by Newsoara, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict the Company’s ability to market and sell the Company’s product. In addition, treating physicians may be less willing to administer the Company’s product due to concerns over such adverse events, which would limit the Company’s ability to commercialize LB1148.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is a clinical-stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital, developing the Company’s pipeline assets and other research and development. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

The Company currently has no products approved for sale, and it may never obtain regulatory approval to commercialize any of its product candidates.

The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to its biopharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and in foreign countries, and such regulations differ from country to country and frequently are revised.

Even after the Company achieves U.S. regulatory approval for a product candidate, if any, the Company will be subject to continued regulatory review and compliance obligations. For example, with respect to the Company’s product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. The Company also will be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion and recordkeeping for the Company’s product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of the Company’s product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion (“OPDP”) regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, the Company may be subject to similar or more onerous (i.e., prohibition on direct-to-consumer advertising that does not exist in the U.S.) restrictions and requirements imposed by laws and government regulators in those countries.

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

If the Company, its product candidates or the manufacturing facilities for its product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•
impose restrictions on the sale, marketing or manufacturing of the products, amend, suspend or withdraw product approvals or revoke necessary licenses;
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

If the Company is not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist its common stock.

The Company’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if is delisted from The Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. In order to maintain this listing, it must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share.

The Company cannot assure you that, in the future, its securities will meet the continued listing requirements to be listed on Nasdaq. If the Company’s common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of its common stock, increased volatility in its common stock, reduced liquidity in its common stock, a limited availability of market quotations for the Company’s common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in its common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in the Company’s securities at all. Delisting could also cause a loss of confidence of the Company’s collaborators, vendors, suppliers and employees, which could harm its business and future prospects.

The Company currently has no marketing capabilities and no sales organization. If the Company is unable to establish sales and marketing capabilities on its own or through third parties, the Company will be unable to successfully commercialize its product candidates, if approved, or generate product revenue.

The Company currently has no marketing capabilities and no sales organization. To commercialize the Company’s product candidates, if approved, in the U.S. and other jurisdictions, the Company must build its marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and the Company may not be successful in doing so. Although the Company’s employees, consultants, contractors, and partners have experience in the marketing, sale and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, the Company as a company has no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including its ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of the Company’s internal sales, marketing, distribution and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products.

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

Although we sold our legacy assets related to NSI-189, sufficient proceeds were not received to require distribution of proceeds to our CVR holders as provided for in the CVR Agreement. The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent upon: (i) our ability to sell or license certain legacy intellectual property within the time periods specified in the CVR Agreement and (ii) the consideration received for such intellectual property being greater than the amounts permitted to be retained or deducted by us pursuant to the CVR Agreement. If we are not able to sell or license such intellectual property within the prescribed time period, or the consideration received by us is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. Following the closing of the Merger, we do not have any contractual obligation to support the development of the legacy asset, NSI-566.

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of the Company’s products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

Even if the Company obtains regulatory approval for its product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In the U.S., engaging in impermissible promotion of the Company’s product candidates for off-label uses can also subject it to false claims litigation under federal and state statutes, which can lead to civil, criminal and/or administrative penalties and fines and agreements, such as a corporate integrity agreement, that materially restrict the manner in which the Company promotes or distributes its product candidates. If the Company does not lawfully promote its products if they receive regulatory approval, the Company may become subject to such litigation and, if it is not successful in defending against such actions, those actions could have a material adverse effect on its business, financial condition and operating results and even result in having an independent compliance monitor assigned to audit the Company’s ongoing operations for a lengthy period of time.

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

Before obtaining marketing approvals for the commercial sale of any product candidate, the Company must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication. Failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, the Company may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an IRB may also require that the Company suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

The Company may expend its limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Because the Company has limited financial and managerial resources, it is currently focusing only on development programs that it identifies for specific indications for its product candidates. As a result, the Company may forego or delay pursuit of opportunities for other indications, or with other potential product candidates that later prove to have greater commercial potential. The Company’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. The Company’s spending on current and future research and development programs for specific indications or future product candidates may not yield any commercially viable products. If the Company does not accurately evaluate the commercial potential or target market for a product candidate, it may not gain approval or achieve market acceptance of that candidate, and its business and financial results will be harmed.

The Company may choose to discontinue developing or commercializing any of its product candidates, or may choose to not commercialize product candidates in approved indications, at any time during development or after approval, which would reduce or eliminate its potential return on investment for those product candidates.

At any time, the Company may decide to discontinue the development of any of its product candidates for a variety of reasons, including the appearance of new technologies that make its product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If the Company terminates a program in which it has invested significant resources, the Company will not receive any return on its investment and it will have missed the opportunity to have allocated those resources to potentially more productive uses.

Healthcare reform measures could hinder or prevent the commercial success of the Company’s product candidates.

There have been executive, judicial, and Congressional challenges to certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act”). For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code was eliminated beginning in 2019. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and the Company's business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other SARS-CoV-2 relief legislation have suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations. The Company expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates if approved or additional pricing pressures.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Congress is considering drug pricing as part of other reform initiatives.

There are also calls to ban all direct-to-consumer advertising of pharmaceuticals, which would limit the Company’s ability to market its product candidates. The United States is in a minority of jurisdictions that allow this kind of advertising and its removal could limit the potential reach of a marketing campaign. Further, it is possible that additional governmental action is taken in response to the SARS-CoV-2 pandemic.

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

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against the Company for violation of these laws, even if the Company successfully defends against it, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business and result in reputational damage. If the Company’s operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to the Company, it may be subject to significant penalties, including administrative, civil and criminal penalties, damages, including punitive damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of its operations, and injunctions, any of which could adversely affect the Company’s ability to operate its business and its financial results.

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

LB1148 has received Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis, etc.) associated with gut hypoperfusion injury in pediatric patients who underwent congenital heart disease repair surgery. In addition, the Company may seek Fast Track designation, breakthrough designation, or priority review for product candidates it may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if the Company believes a particular product candidate is eligible for any such mechanism, it cannot guarantee that the FDA would decide to grant it. Even if it does obtain Fast Track or priority review designation or pursue an accelerated approval pathway, the Company may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from the Company’s clinical development program.

The Company intends to seek breakthrough designation for LB1148 for the treatment of postoperative GI dysfunction associated with gut hypoperfusion injury in pediatric patients who undergo congenital heart disease repair surgery and for the treatment of postoperative GI dysfunction associated with major surgeries that risk disrupting the intestinal mucosal barrier. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if the Company believes a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The Company cannot be sure that its evaluation of a product candidate as qualifying for breakthrough therapy designation will meet the FDA’s requirements. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review, or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualifies as a breakthrough therapy, the FDA may later determine that the product candidate no longer meets the conditions for qualification or may determine that the time period for FDA review or approval will not be shortened.

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

The Company relies completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates, which may include sole-source suppliers and manufacturers; the Company intends to rely on third parties for commercial supply, manufacturing and distribution if any of its product candidates receives regulatory approval; and the Company expects to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

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

The Company does not have direct control over whether or not its contract suppliers and manufacturers will maintain current pricing terms, be willing to continue supplying the Company with APIs and finished products or maintain adequate capacity and capabilities to serve its needs, including quality control, quality assurance and qualified personnel. The Company is dependent on its contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, the Company may not be able to commercialize or obtain regulatory approval for the affected product or product candidate successfully, and the Company may be held liable for injuries sustained as a result.

In order to conduct larger or late-stage clinical trials for a product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, the

Company’s contract manufacturers and suppliers will need to produce its drug substances and product candidates in larger quantities more cost-effectively and, in certain cases, at higher yields than they currently achieve. If the Company’s third-party contractors are unable to scale up the manufacture of any of the Company's product candidates successfully in sufficient quality and quantity and at commercially reasonable prices, or are shut down or put on clinical hold by government regulators, and the Company is unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and the Company is unable to transfer the processes successfully on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm its business, financial condition, operating results and prospects.

The Company expects to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. The Company’s supply and manufacturing agreements do not guarantee that a contract supplier or manufacturer will provide services adequate for its needs. Additionally, any damage to or destruction of the Company’s third-party manufacturer’s or suppliers’ facilities or equipment, even by force majeure, may significantly impair the Company's ability to have its products and product candidates manufactured on a timely basis. The Company’s reliance on contract manufacturers and suppliers further exposes it to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate the Company’s trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of the Company’s suppliers may be located outside of the United States. This may give rise to difficulties in importing the Company’s products or product candidates or their components into the United States or other countries.

Risks Related to the Company’s Financial Operations

The Company has expressed substantial doubt about its ability to continue as a going concern.

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern due to uncertainties that the Company’s cash flows generated from its operations will be sufficient to meet its current operating costs and the Company’s future consolidated financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s year-end and interim financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in the Company’s consolidated financial statements.

The Company’s management has identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. Additionally, the Company’s management identified a material weakness in its internal control over the fair value calculation of options granted during the quarter ended June 30, 2021. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

The Company may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as terrorism that could disrupt its business operations, and its business continuity and disaster recovery plans may not adequately protect it from a serious disaster.

The Company’s headquarters and main research facility are located in the greater San Diego area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, health pandemics or epidemics, terrorism and similar unforeseen events beyond its control, including for example the ongoing COVID-19 pandemic, prevented it from using all or a significant portion of its headquarters or research facility, it may be difficult or, in certain cases, impossible for the Company to continue its business for a substantial period of time. The Company does not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of the Company’s internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with its lack of earthquake insurance, could have a material adverse effect on its business. Furthermore, integral parties in the Company’s supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect its supply chain, it could have a material adverse effect on the Company’s ability to conduct clinical trials, its development plans and its business.

If our information systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may process, as defined above, proprietary, confidential, and sensitive data, including personal data (such as health-related patient data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, CROs, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

The risk of a security breach or disruption, particularly through cyber-attacks, cyber-intrusion, malicious internet-based activity, and online and offline fraud, are prevalent and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters, terrorism, war, and telecommunication and electrical failures. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity.

Furthermore, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security breach or disruption. While the Company has not experienced any such security breach or other disruption to date, if such an event were to occur, it could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information and cause interruptions in the Company’s operations, including material disruptions of its development programs and business operations.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security breaches and disruptions. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or disruption has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of certain security breaches and disruptions. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security breach or other disruption, or are perceived to have experienced such events, we may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. In particular, since the Company sponsors clinical trials, any breach or disruption that compromises patient data and identities could generate significant reputational damage, which may affect trust in the Company and our ability to recruit for future clinical trials. Additionally, the loss of clinical trial data from completed or future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims

The Company’s business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in its cyber-security.

Despite the implementation of security measures, the Company’s internal computer systems and those of its current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although the Company has not suffered any material incidents to date, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While the Company has not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in the Company’s operations, it could result in a material disruption of its development programs and its business operations. In addition, since the Company sponsors clinical trials, any breach that compromises patient data and identities causing a breach of privacy could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in the Company to recruit for future clinical trials. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, the Company’s data or applications or inappropriate disclosure of confidential or proprietary information, the Company could incur liability and the further development and commercialization of its products and product candidates could be delayed.

Risks Related to the Company’s Intellectual Property

The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.

The Company’s success with respect to its product candidates will depend, in part, on its ability to obtain and maintain patent protection in both the U.S. and other countries, to preserve its trade secrets and to prevent third parties from infringing on its proprietary rights. The Company’s ability to protect its product candidates from unauthorized or infringing use by third parties depends in substantial part on its ability to obtain and maintain valid and enforceable patents around the world.

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

The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent or duration as in the U.S., and many companies have encountered significant difficulties in acquiring, maintaining, protecting, defending and especially enforcing such rights in foreign jurisdictions. If the Company encounters such difficulties in protecting or are otherwise precluded from effectively protecting its intellectual property in foreign jurisdictions, its business prospects could be substantially harmed, especially internationally.

Proprietary trade secrets and unpatented know-how are also very important to the Company’s business. Although the Company has taken steps to protect its trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or enforced by courts, that the Company would have adequate remedies for any breach, including injunctive and other equitable relief, or that its trade secrets and unpatented know-how will not otherwise become known, inadvertently disclosed by the Company or its agents and representatives, or be independently discovered by its competitors. If trade secrets are independently discovered, the Company would not be able to prevent their use and if the Company and its agents or representatives inadvertently disclose trade secrets and/or unpatented know-how, the Company may not be allowed to retrieve this and maintain the exclusivity it previously held.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, and the judicial and government systems are often corrupt, which could make it difficult for the Company to stop the infringement of its patents or marketing of competing products in violation of its proprietary rights generally. Proceedings to enforce its patent rights in foreign jurisdictions could result in substantial costs and divert its efforts and attention from other aspects of its business, could put its global patents at risk of being invalidated or interpreted narrowly and its global patent applications at risk of not issuing, and could provoke third parties to assert claims against it. The Company may not prevail in any lawsuits that the Company initiates or infringement actions brought against the Company, and the damages or other remedies awarded, if any, may not be commercially meaningful when the Company is the plaintiff. If the Company is the defendant it may be required to post large bonds to stay in the market while it defends itself from an infringement action.

In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patent holder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. In these situations, the royalty the court requires to be paid by the license holder receiving the compulsory license is not calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, the Company may have limited remedies if its patents are infringed or if the Company is compelled to grant a license to its patents to a third party, which could also materially diminish the value of those patents. This would limit its potential revenue opportunities. Accordingly, the Company’s efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that the Company owns or licenses, especially in comparison to what it enjoys from enforcing its intellectual property rights in the United States. Finally, the Company’s ability to protect and enforce its intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.

Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and its patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trade Office ("USPTO") and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If the Company or its licensors fail to maintain the patents and patent applications covering its product candidates for any reason, the Company’s competitors might be able to enter the market, which would have an adverse effect on the Company’s business.

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

The Company has entered into in-license agreements with respect to certain of its product candidates. These license agreements impose various diligence, milestone, royalty, insurance and other obligations on the Company. If the Company fails to comply with these obligations, the respective licensors may have the right to terminate the license, in which event the Company may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect its business, financial condition, operating results and prospects.

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

As is common in the biotechnology and pharmaceutical industries, certain of the Company’s employees were formerly employed by other biotechnology or pharmaceutical companies, including its competitors or potential competitors. Moreover, the Company engages the services of consultants to assist us in the development of the Company's product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including the Company's competitors or potential competitors. The Company may be subject to claims that these employees and consultants or the Company has inadvertently or otherwise wrongfully used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although the Company has no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if the Company is successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to its management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

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

The Company’s business could be adversely affected by the effects of health pandemics or epidemics in regions where it has concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom it relies. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 and its variants have spread to most countries, including the United States and many other countries. The Company’s headquarters is located in San Diego County, California, and many of the Company’s raw materials for manufacture of LB1148 are produced in foreign countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States and numerous other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19. Further, on March 19, 2020 the State of California declared a statewide stay at home order for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Due to the stay-at-home order, the Company implemented work from home policies for all of its employees. The stay-at-home order has since expired and currently not in effect. The effects of future stay-at-home orders and work from home policies may negatively impact productivity, disrupt business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in operations could negatively impact the Company’s business, operating results and financial condition.

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

Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148 and, depending on the duration and extent of the pandemic or new strains, could impact the components and production capacity required for a commercial scale-up of LB1148. The Company's suppliers could be adversely impacted, which may result in delays or disruptions in the Company's current or future supply chain.

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
•
failure of LB1148, if approved, to achieve commercial success;
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

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity of the type that the Company recently completed with LBS. Such litigation if brought could negatively impact the Company’s business.

The Company is expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its common stock being less attractive to investors.

As of June 30, 2021, the last business day of the Company’s most recently completed second fiscal quarter, the public float of the Company is less than $250 million and therefore qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, the Company will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

The Company does not anticipate paying any dividends in the foreseeable future.

The current expectation is that the Company will retain its future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of the shares of the Company will be your sole source of gain, if any, for the foreseeable future.

If the Company fails to attract and retain management and other key personnel, it may be unable to successfully develop or commercialize its product candidates or otherwise implement its business plan.

The biotechnology industry has experienced a high rate of turnover in recent years. The Company’s ability to compete in the highly competitive biopharmaceuticals industry depends upon the ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. The Company will conduct its operations in the greater San Diego area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. The Company may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which the Company will compete have greater financial and other resources, different risk profiles and a longer history in the industry. The Company’s competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit the Company’s ability to continue to attract and retain high quality personnel, which could negatively affect its ability to successfully develop and commercialize its product candidates and to grow the business and operations as currently contemplated.

The Company’s ability to use NOL carryforwards and certain other tax attributes may be limited.

The Company has incurred substantial losses during its history and does not expect to become profitable in the near future, and it may never achieve profitability. Unused U.S. federal and state net operating loss (“NOL”) carryforwards generated in taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal tax law.

In addition, both current and future unused NOLs and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50-percentage-point cumulative change, by value, in its equity ownership over a three-year period. To the extent the Company has undergone an ownership change, its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Including the recently completed Merger, the Company has completed several equity offerings since its inception which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future. The Company has not completed a Code Section 382 and 383 analysis regarding the limitation of NOL and research and development credit carryforwards for all relevant tax years.

Accordingly, the Company's pre-2018 NOL carryforwards may expire prior to being used, its NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation and, the Company's ability to use pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the Company's use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if the Company attains profitability, it may be unable to use all or a material portion of its NOLs and other tax attributes, which could adversely affect future cash flows.

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

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its consolidated financial statements. Prior to the Merger, LBS’s management identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process for LBS, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. If the Company does not remediate this material weakness, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective internal financial and accounting controls and procedures could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

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

If the Company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if it is unable to maintain proper and effective internal controls, the Company may not be able to produce timely and accurate consolidated financial statements. If that were to happen, the market price of its common stock could decline and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

General Risk Factors

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

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Future sales in the public market of shares of our common stock, including shares issued upon exercise of our outstanding stock options, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of life sciences and biotechnology companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years. Even if we are successful in defending claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases office space for its corporate headquarters under a non-cancelable facility operating lease for 4,911 square feet located in Carlsbad, California. The lease commenced on August 1, 2019 and is set to expire on July 31, 2022. The Company has the option to renew this lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term.

For additional information regarding our lease agreements, see Note 11 of the Consolidated Financial Statements included in this report.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings at this time. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is a party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is traded on the Nasdaq Capital Market under the symbol "PALI." On March 7, 2022, the last reported sale price for the Company's common stock on the Nasdaq Capital Market was $0.85 per share.

Holders

As of March 4, 2022, there were approximately 193 holders of record of the Company's common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any dividends on its common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company's board of directors and will depend on, among other factors, the Company's financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that its board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under the Company's equity compensation plans.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results, performance or achievements could differ materially from any future results, performance or achievements discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.”

OVERVIEW

The Company is a clinical stage biopharmaceutical company advancing oral therapies that aid patients suffering with acute and chronic gastrointestinal (GI) complications stemming from post-operative digestive enzyme damage. Palisade Bio’s innovative lead asset, LB1148, which has been advanced to phase 3 clinical trials for the return of bowel function indication, is a protease inhibitor with the potential to both help restore bowel function and reduce abdominal adhesions following surgery.

The year ended December 31, 2021 was a transformative year for the Company. In April, the Company completed the merger of Seneca and Leading BioSciences. This milestone was followed just a few months later with what the Company believes was the most important clinical data in its history—the positive phase 2 clinical trial results of LB1148. This data demonstrated a statistically significant acceleration of the return of GI function by more than one day following GI surgery. These positive findings informed the Company’s decision to progress to phase 3 pivotal clinical studies for the return of bowel function following surgery. The Company is also continuing to build additional pipeline assets to treat the wide array of health complications caused by the inflammation and tissue damage produced by rogue digestive enzymes.

Clinical and Regulatory Overview

In July 2021, the Company released positive top-line phase 2 clinical trial results demonstrating that LB1148 accelerated the time to return of bowel function by 1.1 days in patients undergoing GI surgery. This data allowed the Company to achieve alignment with the FDA to proceed with phase 3 study of LB1148 for accelerating the return of bowel function in patients undergoing abdominal surgery.

A pooled-study analysis showed LB1148 was successful in reducing the risk of adhesions by 72% and reducing the extent and severity of adhesions by 92%. The Company’s phase 2 GI surgery study of LB1148 in the U.S. has been amended to deliver 70 or more patients that may have an adhesion assessment to further inform the Company’s development program to prevent post-surgical adhesions.

During 2021 the Company received FDA Fast Track designation for LB1148 for two indications (i) the treatment of postoperative gastrointestinal dysfunction associated with pediatric cardiovascular surgery, and (ii) the reduction of adhesions following abdominal and pelvic surgery.

Financial Overview

In August 2021, Yuma Regional Medical Center invested an additional $5.2 million in the Company.

Operating loss for the year ended December 31, 2021 was $41.9 million, of which $30.1 million was attributable to in-process research and development expense associated with the Merger. Also contributing to the operating loss, research and development expense and general and administrative expense for the year ended December 31, 2021 was $2.4 million and $9.3 million, respectively. Net cash used in operating activities was $14.8 million for the year ended December 31, 2021, of which $4.8 million of cash usage was attributable to changes in operating assets and liabilities.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions, and had a negative impact on the Company's ability to conduct clinical trials of its lead drug candidate, LB1148. Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148 and, depending on the duration and extent of the pandemic or new strains, could impact the components and production capacity required for a commercial scale-up of LB1148. The Company believes it has sufficient supply or plans for supply to meet its clinical and nonclinical development needs through 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. The ongoing rollout of vaccines and a decreasing trend in new cases domestically is driving optimism for economic recovery, and specific to the Company's business operations, availability of clinical trial sites and patients to enroll in the ongoing clinical trials of LB1148. The Company will continue to actively evaluate the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and its investment policies regarding cash as well as the long-term effects in the medical and drug development fields.

Refer to Note 1 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K for further discussion of COVID-19 and the impact it has had on the Company's business operations. For further discussion of the risks related to COVID-19, see Item 1A. "Risk Factors" in Part I of this Annual Report on Form 10-K.

FINANCIAL OVERVIEW

Amounts discussed herein related to the Company's financial condition and results of operations prior to the closing of the Merger are representative of LBS’s operations. The financial condition and results of operations subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd.

Revenue

The Company generated no revenues from the sale of its proposed therapies for any of the periods presented.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the clinical development of the Company's lead product candidate LB1148, which include:

•
salaries and employee-related costs, including stock-based compensation;
•
laboratory and vendor expenses related to the execution of preclinical and clinical trials;
•
expenses under agreements with third-party contract research organizations, investigative clinical trial sites that conduct research and development activities on the Company’s behalf, and consultants;
•
costs related to develop and manufacture preclinical study and clinical trial material; and
•
regulatory expenses.

The Company’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, CROs, clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its preclinical development, process development, manufacturing, clinical development, and regulatory activities. The Company does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. The Company primarily uses internal resources to conduct its research as well as for managing its preclinical development, process development, and clinical development activities.

The Company's cash research and development expenses were approximately $0.7 million in the fourth quarter of 2021. The Company expects research and development expenses to increase in 2022. In particular, the Company expects the costs associated with investigative clinical trial sites that conduct research and development activities on the Company's behalf to increase as the Company accepts new sites and new patients into its clinical trials. Similarly, the Company expects the laboratory and vendor expenses related to the execution of preclinical and clinical trials to increase in 2022, as well as costs related to the development and manufacture LB1148.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, consulting, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses. We expect our general and administrative expenses will continue to increase in the full year 2022 compared to those in 2021 of our accounting predecessor, LBS, as we: (i) incur a full year of post-Merger costs, including the additional audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance premiums; and investor relations costs, (ii) hire additional personnel to support the growth and operational strategy of the Company, and (iii) protect our intellectual property. The Company's cash general and administrative expenses were approximately $2.6 million in the fourth quarter of 2021.

Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the filing date of this Annual Report on Form 10-K. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing by the second half of 2022 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Annual Report on Form 10-K and for one year from the issuance of the consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Operating expenses
Research and development	$2,430	$3,099	(669)	(22)%
In-process research and development	30,117	—	30,117	n/a
General and administrative	9,307	6,198	3,109	50%
Total operating expenses	41,854	9,297	32,557	350%
Loss from operations	(41,854)	(9,297)	(32,557)	350%
Other income (expense):
Gain on forgiveness of PPP loan	279	—	279	n/a
Loss on issuance of secured debt	(686)	(841)	155	(18)%
Gain on change in fair value of warrant liability	23,033	38	22,995	n/a
Gain on change in fair value of share liability	91	—	91	n/a
Interest expense	(2,398)	(235)	(2,163)	920%
Other income	47	13	34	262%
Loss on issuance of LBS Series 1 Preferred Stock	(1,881)	—	(1,881)	n/a
Loss on issuance of warrants	(3,247)	—	(3,247)	n/a
Total other income (expense)	15,238	(1,025)	16,263	1587%
Net loss	$(26,616)	$(10,322)	$(16,294)	158%

Research and Development Expenses

The decrease in research and development expenses of approximately $0.7 million, or 22%, from $3.1 million for the year ended December 31, 2020 to $2.4 million for the year ended December 31, 2021 was primarily attributable to $0.7 million net decrease in clinical trial activities due to the onset of the COVID-19 pandemic in the first quarter of 2020, as well as a decrease in research and development activity in an effort to conserve liquidity going into the Merger. Higher trailing enrollment from the period immediately prior to the onset of COVID-19 led to higher research and development expenses in 2020 compared to 2021 as clinical trial activities for non-essential surgical procedures were virtually halted in the second half of 2020 and into 2021. The Company resumed its clinical trials in the first quarter of 2022. A $0.5 million decrease in research and development payroll and employee-related expenses in 2021, due primarily to a decrease in the permanent workforce with the halting of clinical trial activities, and lower share-based compensation expense, was offset by a $0.5 million increase in consultants and contract labor and an increase in manufacturing and storage costs in preparation for resumption of clinical trials in 2022.

In-process research and development

For the year ended December 31, 2021, the Company recognized an in-process research and development expense of $30.1 million associated with the Merger. See Note 3 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K, for further details regarding this expense.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 increased by $3.1 million, or 50%, from $6.2 million in the year ended December 31, 2020 to $9.3 million for the year ended December 31, 2021. The increase was primarily related to higher general and administrative expenses associated with operating as a public company, as compared to those of our accounting predecessor, LBS, including (i) a $1.1 million increase in accounting and legal costs associated with regulatory, compliance and governance fees required since the Merger, (ii) a $0.7 million increase in investor relations and shareholder services costs, (iii) a $0.7 million increase in insurance costs associated with being a public company, (iv) $0.4 million of costs associated with the winddown of Seneca-related operations after the Merger, and (v) a $0.3 million net increase in net payroll and employee related costs coinciding with the increased staffing needs after becoming a public company and expected staffing needs in line with the Company's strategy and operating plan. These increases in the year ended 2021 compared to 2020 were partially offset by a $0.1 million decrease in share-based compensation expense.

Other income (expense)

Other income, net increased by $16.3 million from an expense of $1.0 million for the year ended December 31, 2020 to income of $15.2 million for the year ended December 31, 2021. The increase was primarily due a reduction in the fair value of warrant liabilities of $23.0 million in 2021, a portion of which was due to an agreement entered into in July 2021 between the Company and Altium Growth Fund, L.P. (the "Investor") whereby the Investor agreed to waive certain provisions of the previous Security Purchase Agreement entered into between the parties (the "Waiver Agreement"), which resulted in a $3.9 million favorable change in the fair value of the underlying warrants. Also contributing to the increase for the year ended December 31, 2021 was a $0.3 million gain on the forgiveness of the Company’s PPP loan.

The gross increase in other income, net, for the year ended December 31, 2021 compared to 2020 was partially offset by (i) a $2.2 million increase in interest expense mostly due to the non-cash debt discount accretion related to the pre-Merger senior secured debt financing that was accelerated when this debt was converted to equity at the close of the Merger, (ii) a $1.9 million loss on the issuance of LBS Series 1 Preferred Stock due to fair value of the liability classified warrants being in excess of the equity proceeds, (iii) $3.2 million of costs associated with the issuance of warrants in the period, including a $1.7 million loss associated with the issuance of warrants as a condition of the Waiver Agreement, and (iv) a $0.1 million decrease in the loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt from a loss of $0.8 million on the senior secured debt issued in 2020 to a loss of $0.7 million on the senior secured debt issued in 2021.

Liquidity and Capital Resources

Financial Condition

Since the Company's inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree grants and research contracts as well as the licensing of its intellectual property to third parties. Refer to the paragraph under the heading "Going Concern" in the Financial Overview section above for management's assessment of the Company’s ability to continue as a going concern.

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it may receive regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by general political, economic conditions or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have an adverse impact its business, financial condition, and results of operations. In addition, pursuant to an agreement with the Investor, the Company's ability to conduct a primary offering of its securities is restricted prior to March 18, 2022.

Cash Flows

As of December 31, 2021 the Company had $10.5 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(14,773)	$(4,768)
Net cash used in investing activities	$(54)	$(6)
Net cash provided by financing activities	$24,609	$1,890

Net Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2021, reflects a $26.6 million loss for the year adjusted for $4.8 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $0.3 million gain on forgiveness of the Company's Paycheck Protection Program loan ("PPP loan"), (ii) $1.7 million in costs allocated to warrant issuances not associated with the Merger, (iii) a $1.9 million expense recognized for stock-based compensation, (iv) a $23.0 million gain recorded for the change in the fair market value of the warrant liabilities, of which $3.9 million resulted from the Waiver Agreement, (v) a $0.7 million loss on the issuance of the senior secured debt, and (vi) a $0.2 million lease expense recognized. Additionally, the following net non-cash expenses of $35.7 million were incurred in connection with the Merger transaction:

a)
$30.1 million expense related to in-process research and development solely related to the Merger.
b)
$2.2 million relating to the accelerated debt accretion as a result of the Merger
c)
$1.9 million loss recorded in connection with the issuance of LBS Series 1 Preferred Stock
d)
$1.6 million issuance cost allocated to the warrant liabilities incurred as a result of the transaction costs associated with the Merger.
e)
$0.1 million non-cash benefit for transaction costs shared with Seneca.

Cash used in operating activities for the year ended December 31, 2020 includes a $10.3 million loss for the year adjusted for $2.4 million of net cash inflows related to changes in operating assets and liabilities, a $2.0 million non-cash expense recognized for stock-based compensation, and a $0.8 million non-cash loss on issuance of senior secured debt.

Net Cash Used in Investing Activities

For the year ended December 31, 2021, cash used investing activities consisted of $3.3 million in cash acquired in connection with the Merger that was offset by $3.3 million of cash used to pay for acquisition related costs in 2021. For the year ended December 31, 2020, net cash used in investing activities consisted of $6,000 of property and equipment purchases.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $24.6 million, which was primarily generated as follows: (i) $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock, (ii) $5.2 million from the issuance of common stock and warrants, and (iii) $1.3 million in proceeds from the issuance of senior secured debt. These increases were partially offset by payments on debt of $1.4 million, redemption of warrants of $0.1 million, payment of debt issuance costs of $0.2 million and payment of equity issuance costs of $0.1 million.

For the year ended December 31, 2020, cash provided by financing activities was primarily attributable to $1.2 million from the issuance of common stock and warrants, and $0.8 million from the issuance of debt, partially offset by payments of debt and debt issuance costs of $0.1 million.

Future Liquidity and Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. During the year ended December 31, 2021, the Company repaid the outstanding principal and accrued interest on its outstanding unsecured promissory note and related party note using cash on hand. Also during the year ended December 31, 2021, the outstanding principal and interest on both tranches of the senior secured promissory notes were cancelled for shares of Series 1 Preferred Stock of the Company.

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

Other than payments due under the facility lease of its corporate headquarters of approximately $0.1 million and the final insurance financing arrangements payments due of approximately $0.1 million and cash to fund its normal operations, as of December 31, 2021 the Company has no other significant contractual cash commitments required in 2022 or thereafter. The Company intends to enter into insurance financing arrangements when the associated insurance contracts renew in the second quarter of 2022. The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. The Company’s estimates are based on historical experience, known trends, events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

The Company's significant accounting policies used in the preparation of the consolidated financial statement are described in more detail in Note 2 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K. However, the Company believes that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations:

Accrued research and development expenses

The Company is required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, clinical sites, manufacturers, vendors and consultants, in connection with conducting research and development activities. This process involves reviewing open contracts and purchase orders, communicating with Company personnel and consultants to identify services that have been performed on the Company's behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company's service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known to it at that time.

The financial terms of the Company's contracts with CROs, clinical sites, manufacturers, vendors and consultants are subject to negotiation and vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses associated with its clinical trial activities by matching those expenses with the period in which the Company estimates services and efforts are expended. The Company accounts for research and development expenses according to the progress of the underlying study as measured by the timing of various aspects of the study or related activities, such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period and adjusts accordingly. There may be instances in which payments made to the Company's vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

Other examples of estimated accrued research and development expenses include fees paid to:

•
investigative sites in connection with clinical studies;
•
vendors in connection with preclinical development activities; and
•
vendors related to the development, manufacturing, and distribution of clinical trial materials.

Although the Company does not expect its estimates to be materially different from amounts actually incurred, if the Company's estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in the Company reporting amounts that are too high or too low in any particular period.

Stock-based compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company's stock-based awards are subject to service-based vesting conditions only. The stock-based compensation expense recognized represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model and recognizes forfeitures as they occur. The Black-Scholes option pricing model requires the use of subjective assumptions, including (i) the risk-free interest rate, (ii) the expected volatility of the Company's common stock, (iii) the expected term of award, and (iv) the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities. Due to the lack of an adequate history of a public market for the trading of the Company's common stock and a lack of adequate company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with comparable characteristics to it, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily close prices for the selected companies’ shares during the equivalent period of the calculated expected term of its own stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its common stock price becomes available. The Company has estimated the expected term of its stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. See Note 9 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K for additional information and specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021 and 2020. Stock-based compensation expense totaled approximately $1.9 million for the year ended December 31, 2021, and $2.0 million for the year ended December 31, 2020.

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

The Company accounts for its common stock warrants in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. See Note 9 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K for additional information and specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021 and 2020. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

See Note 5 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K for additional information and specific assumptions used in applying the Black-Scholes option pricing model and the Monte Carlo simulation valuation model to determine the estimated fair value of the Company's liability classified warrants issued in the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company's liability classified warrants had a fair value of $2.7 million and $1.8 million, respectively, and in the years ended December 31, 2021 and 2020, the Company recognized gains associated with the change in fair value of warrants of $23.0 million and less than $0.1 million, respectively.

Common Stock Fair Value

Prior to becoming a publicly traded company, the Company was required to periodically estimate the fair value of common stock when issuing stock options and computing its estimated stock-based compensation expense. The fair value of common stock was determined on a periodic basis, with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

The fair value of the common stock underlying the Company’s stock options was estimated at each grant date. The Company's board of directors intended all options granted with an exercise price per share no less than the estimated fair value per share of common stock underlying those options on the date of grant.

In order to determine the fair value, Palisade considered, among other things, contemporaneous valuations of the Company's common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions; the lack of marketability of the LBS common stock (pre-Merger); the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Recently Adopted Accounting Pronouncements

See Note 2 to the consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Palisade Bio, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palisade Bio, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Complex Financial Instruments

As discussed in Notes 5, 6, 7 and 8, the Company entered into several transactions during the year that included the issuance of debt, equity and warrants. In February 2021, the Company issued the second tranche of senior secured promissory notes resulting in the issuance of $1.7 million in aggregate principal of senior secured promissory notes and warrants to acquire 94,096 shares of common stock (See Note 6). In conjunction with the merger, the Company entered into a securities agreement with an institutional investor to purchase 5,303,568 shares of LBS Series 1 Preferred Stock and warrants to acquire 4,995,893 shares of common stock (See Notes 5 and 7). During 2021, the Company modified the warrants discussed above as a result of a Waiver Agreement to waive the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 warrants (See Note 5).

We identified the accounting for these financing transactions, including the evaluation for potential embedded derivatives and classification of the warrants as a critical audit matter. The application of the accounting guidance applicable to these transactions, including the evaluation for potential embedded derivatives, and the classification of the related warrants is complex, and therefore, applying such guidance to the contract terms is complex and requires significant judgement. Auditing these elements involved especially complex auditor judgment due to the nature of the terms of the financings and warrants and the effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Inspecting the agreements associated with each transaction and evaluating the completeness and accuracy of the Company’s technical accounting analysis and application of the relevant accounting literature.
•
Utilizing personnel with specialized knowledge and skills in technical accounting to assist in assessing management’s analysis of the senior secured notes and warrants, merger financing and warrants and warrant modification, including the evaluation for potential embedded derivatives, and classification of the related warrants including: (i) evaluating the contracts to identify relevant terms that affect the recognition in the financial statements, and (ii) assessing the appropriateness of conclusions reached by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

San Diego, California

March 17, 2022

Palisade Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$10,495	$713
Accounts receivable	—	59
Prepaid expenses and other current assets	1,879	124
Total current assets	12,374	896
Restricted cash	26	26
Deferred transaction costs	—	1,817
Right-of-use asset	109	275
Property and equipment, net	3	5
Total assets	$12,512	$3,019

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,323	$2,537
Accrued liabilities	463	2,740
Accrued compensation and benefits	511	1,590
Current portion of lease liability	112	168
Current portion of debt	87	578
Current portion of related party debt, net	—	469
Total current liabilities	2,496	8,082
Warrant liability	2,651	1,830
Non-current portion of debt	—	94
Lease liability, net of current portion	—	112
Total liabilities	5,147	10,118
Commitments and contingencies (Note 11)
Series C convertible preferred stock, $0.001 par value; 0 and 33,594,625 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 11,674,131 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively; liquidation preference of $10.4 million as of December 31, 2020	—	9,503
Stockholders' equity (deficit):
Series A Convertible Preferred Stock, 7,000,000 shares authorized, $0.01 par value; 200,000 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	—
Common stock, $0.01 par value; 300,000,000 and 6,797,500 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 14,239,177 and 2,774,502 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	143	28
Additional paid-in capital	101,862	51,396
Accumulated deficit	(94,642)	(68,026)
Total stockholders' equity (deficit)	7,365	(16,602)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$12,512	$3,019

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$2,430	$3,099
In-process research and development	30,117	—
General and administrative	9,307	6,198
Total operating expenses	41,854	9,297
Loss from operations	(41,854)	(9,297)
Other income (expense):
Gain on forgiveness of PPP loan	279	—
Loss on issuance of secured debt	(686)	(841)
Gain on change in fair value of warrant liability	23,033	38
Gain on change in fair value of share liability	91	—
Interest expense	(2,398)	(235)
Other income	47	13
Loss on issuance of LBS Series 1 Preferred Stock	(1,881)	—
Loss on issuance of warrants	(3,247)	—
Total other income (expense)	15,238	(1,025)
Net loss	$(26,616)	$(10,322)
Loss per common share:
Basic	$(2.86)	$(3.72)
Diluted	$(3.39)	$(3.72)
Weighted average shares used in computing loss per common share:
Basic	9,309,774	2,774,370
Diluted	9,347,944	2,774,370
Net loss attributable to common shares - basic	$(26,616)	$(10,322)
Net loss attributable to common shares - diluted	$(31,735)	$(10,322)

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Year Ended December 31, 2020
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	11,674,131	$9,503	—	$—	2,774,177	$28	$49,344	$(57,704)	$(8,332)
Net loss	—	—	—	—	—	—	—	(10,322)	(10,322)
Issuance of common stock to vendor	—	—	—	—	325	—	9	—	9
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	29	—	29
Stock-based compensation expense	—	—	—	—	—	—	2,014	—	2,014
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Year Ended December 31, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(26,616)	(26,616)
Issuance of common stock to vendor	—	—	—	—	118,833	1	1,183	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of LBS Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	5,303,568	53	(53)	—	—
Conversion of LBS Series C Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	317,420	3	9,500	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	2,884,375	29	28,699	—	28,728
Acquisition of Seneca Series A Convertible Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	1,891	—	1,891
Issuance of common stock upon warrant exercises	—	—	—	—	1,309,266	13	1,676		1,689
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	1,509,896	15	5,126	—	5,141
Conversion of share liability to common stock	—	—	—	—	12,500	1	32	—	33
Vesting of restricted stock units	—	—	—	—	8,817	—	—	—	—
Balance, December 31, 2021	—	$—	200,000	$2	14,239,177	$143	$101,862	$(94,642)	$7,365

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(26,616)	$(10,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
In-process research and development	30,117	—
Noncash transaction costs shared with Seneca	(135)	—
Noncash lease expense	166	143
Gain on forgiveness of PPP loan	(279)	—
Accretion of debt discount and non-cash interest expense	2,339	202
Loss on issuance of LBS Series 1 Preferred Stock	1,881	—
Loss on issuance of secured debt	686	841
Loss on issuance of warrants	3,247	—
Change in fair value of warrant liabilities	(23,033)	(38)
Change in fair value of share liability	(91)	—
Stock-based compensation	1,891	2,014
Other	(192)	—
Changes in operating assets and liabilities:
Trade and other receivables	84	(59)
Prepaid and other assets	(1,157)	89
Accounts payable and accrued liabilities	(2,395)	1,006
Accrued compensation	(1,120)	1,494
Operating lease liabilities	(168)	(141)
Net cash used in operating activities	(14,773)	(4,768)
Cash flows from investing activities:
Cash acquired in connection with the Merger	3,279	—
Acquisition related costs paid	(3,333)	—
Purchases of property and equipment	—	(6)
Net cash used in investing activities	(54)	(6)
Cash flows from financing activities:
Payments on debt	(1,433)	(27)
Proceeds from issuance of debt	1,250	379
Proceeds from the issuance of related party debt	—	450
Proceeds from issuance of LBS Series 1 Preferred Stock	19,900	—
Proceeds from issuance of common stock and warrants	5,209	1,175
Redemption of warrants	(99)	—
Payment of equity issuance costs	(67)	—
Payment of debt issuance costs	(151)	(87)
Net cash provided by financing activities	24,609	1,890
Net increase (decrease) in cash, cash equivalents and restricted cash	9,782	(2,884)
Cash, cash equivalents and restricted cash, beginning of period	739	3,623
Cash, cash equivalents and restricted cash, end of period	$10,521	$739
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	10,495	713
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$10,521	$739
Supplemental disclosure of cash flows:
Interest paid	$64	$55
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable	$—	$41
Transaction costs shared with Seneca	$135	$—
Acquisition costs related to stock issuance	$1,184	$—
Issuance of common stock to former Seneca stockholders	$28,728	$—
Conversion of LBS Series C Preferred stock into common stock	$9,503	$—
Net assets acquired in the Merger	$2	$—
Acquisition related vesting of RSU’s assumed in the Merger	$41	$—
Acquisition related fair value change in warrant liability assumed in the Merger	$51	$—
Debt discount for issuance of warrants	$—	$29
Issuance of common stock for the cashless exercise of warrants	$1,689	$—
Deferred transaction costs in accounts payable and accrued liabilities	$—	$1,817
Issuance of common stock for settlement of trade payable	$—	$9
Debt issuance costs included in accounts payable	$—	$61

The accompanying notes are an integral part of these consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) became a wholly owned subsidiary of Seneca Biopharma Inc. (“Seneca”) in accordance with the terms of the agreement and plan of merger and reorganization, dated as of December 16, 2020, (the “Merger Agreement”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Concurrent with the closing of the Merger, LBS outstanding common stock, common stock warrants and options for the purchase of LBS common stock were exchanged for Seneca common stock, Seneca common stock warrants, and options for the purchase of Seneca common stock, at a ratio of 0.02719 shares of LBS common stock equivalents to one share of Seneca common stock equivalents (the “Exchange Ratio”). On April 27, 2021, in connection with the Merger, Seneca filed a certificate of amendment to its amended and restated certificate of incorporation to affect a 1-for-6 reverse stock split of its common stock (the "Reverse Stock Split"). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. The final Exchange Ratio incorporated the effect of this Reverse Stock Split, and all issued and outstanding common stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding shares of LBS common stock and shares of common stock underlying convertible preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented herein these consolidated financial statements.

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

The Company is a clinical-stage biopharmaceutical company advancing oral therapies that help patients with acute and chronic gastrointestinal complications stemming from post-operative digestive enzyme damage. The Company's initial focus is guarding against the disruption of gastrointestinal function (referred to as "ileus") following major surgery in order to speed recovery and reduce the time a patient stays in hospital. The Company's lead candidate, LB1148 is a protease inhibitor with the potential to both reduce abdominal adhesions and help restore bowel function following surgery.

Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced operating losses and negative cash flows from operations since its inception. At December 31, 2021, the Company had an accumulated deficit of $94.6 million and cash and cash equivalents of $10.5 million. The Company expects to continue to incur operating losses and negative cash flows from operations into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. Management anticipates continuing to raise additional capital from the sale of its securities or through agreements, such as potential partnering events of the Company’s existing technology. However, no assurance can be given as to whether the Company will achieve these objectives. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these consolidated financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses, and net operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COVID-19

In April 2020, as a result of impacts and risks associated with the COVID-19 pandemic (COVID-19), the Company paused enrollment and program activities surrounding the Company’s clinical trials of its lead therapeutic candidate, LB1148. Clinical trials of LB1148 have re-started in February 2022, although the Company continues to experience some delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment rates. In addition, supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148. Depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, the Company's suppliers could continue to be adversely impacted, which may result in delays or disruptions in the Company's current or future supply chain.

The Company cannot predict how legal and regulatory responses to ongoing concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Dollar amounts contained in these consolidated financial statements are in whole numbers, unless otherwise indicated.

The accompanying consolidated financial statements prior to the closing of the Merger are representative of LBS’s operations as LBS was determined to be the accounting acquirer for financial reporting purpose (see Note 3). The consolidated financial statements subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the entities are consolidated in the Company's consolidated financial statements and all intercompany activity and transactions, if any, have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to clinical trial accruals and the valuation of derivative liabilities and stock-based compensation instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Restricted Cash

As of December 31, 2021 and December 31, 2020, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its consolidated balance sheets.

Deferred Transaction Costs

Deferred transaction costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to the acquisition of assets under the Merger Agreement. These costs represent legal, accounting and other direct costs related to the acquisition of assets under the Merger Agreement. As of December 31, 2020, deferred transaction costs related to the Merger were $1.8 million. For the year ended December 31, 2021, total transaction costs related to the Merger of $4.7 million were included in the total purchase price (see Note 3 for additional disclosure).

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

Convertible Preferred Stock

The Company’s Series C Convertible Preferred Stock ("Series C Convertible Preferred Stock") has been classified as temporary equity within the accompanying consolidated balance sheet, in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as the stock is conditionally redeemable upon certain change in control events outside of the Company’s control, including the liquidation, sale or transfer of control of the Company. Upon such change in control events the holders of the Series C Convertible Preferred Stock can cause its redemption.

The Company did not adjust the carrying values of the Series C Convertible Preferred Stock to its redemption value as of December 31, 2020 since a liquidation event was not probable.

In connection with the Merger, the Series C Convertible Preferred Stock converted to the Company's common stock.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, debt and derivative liabilities. The carrying amounts of financial instruments such as cash equivalents, restricted cash, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s derivative financial instruments are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

The Company follows ASC 820, Fair Value Measurements and Disclosures which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability.

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

Further information on the fair value of financial instruments can be found at Note 5, Fair Value Measurements.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, including Monte-Carlo simulations. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants, including options or warrants to non-employees in exchange for consulting or other services performed.

The Company accounts for its common stock warrants in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. Historically, the Company’s estimated accrued liabilities have materially approximated actual expense incurred. Clinical trial expenses are included in research and development expenses in the consolidated statements of operations.

Patent Costs

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses in the consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. Debt issuance costs are recorded as a reduction to the carrying value of the debt and are amortized to interest expense in the consolidated statements of operations.

Income Taxes

The Company follows the ASC 740, Income Taxes, or ASC Topic 740 (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some of or all the deferred tax assets will not be realized.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the estimated grant date fair value of employee and non-employee stock option grants recognized over the requisite service period of the awards, which is usually the vesting period, on a straight-line basis. The Company recognizes forfeitures as they occur as a reduction of expense. The Company estimates the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model.

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series C Convertible Preferred Stock, the Senior Secured Promissory Note Warrants, the May 2021 Warrants and the July 2021 Warrants (as defined at Note 5) contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Series C Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position. When in an net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

As the Company was in a net loss position for both periods, basic and diluted loss per share for the years ended December 31, 2021 and December 31, 2020 were calculated under the if-converted and treasury stock methods. Certain of the liability classified warrants were dilutive in the second quarter of 2021 resulting in a dilutive impact for the year ended December 31, 2021.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Basic net loss per common share:
Net loss attributable to common shares - basic	$(26,616)	$(10,322)
Weighted average shares used in calculating basic loss per share	9,309,774	2,774,370
Basic net loss per common share	$(2.86)	$(3.72)

Diluted net loss per common share:
Net loss	$(26,616)	$(10,322)
Change in fair value of warrants	(5,119)	—
Net loss attributable to common shares - diluted	$(31,735)	$(10,322)
Weighted-average shares outstanding	9,309,774	2,774,370
Effect of potentially dilutive securities	38,170	—
Weighted average shares used in calculating diluted loss per share	9,347,944	2,774,370
Diluted net loss per common share	$(3.39)	$(3.72)

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their effects would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options	1,956,855	826,769
Warrants for common stock	7,181,741	195,712
Series C Convertible Preferred Stock	—	317,420
Series A Convertible Preferred Stock	6,479	—
Total	9,145,075	1,339,901

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04"). The accounting standard update is effective for fiscal years beginning after December 15, 2021. The Company early adopted this standard effective January 1, 2021 and evaluated all outstanding financial instruments that would fall under the scope of ASU 2021-04. The adoption of this standard did not have a significant impact on the on the Company's consolidated financial statement and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard in the first quarter of 2023 and does not expect the adoption will have a significant impact on its consolidated financial statements and related disclosures.

In August 2020, FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is considering early adoption of this standard in 2022 and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements.

3. Merger between Seneca and LBS

On December 16, 2020, Seneca and LBS entered into a Merger Agreement. Pursuant to the Merger Agreement, on April 27, 2021, Merger Sub merged with and into LBS with LBS surviving as a wholly owned subsidiary of Seneca.

The transaction was accounted for as a reverse asset acquisition. Under this method of accounting, LBS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) LBS’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) LBS designated a majority of the members of the initial board of directors (five of eight total members) of the combined company, (iii) LBS’s senior management holds all key positions in the senior management of the combined company and (iv) the only employees remaining in the combined company are that of LBS employees (all Seneca employees were terminated on the date of Merger). As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of LBS.

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

Holders of the Company’s common stock are entitled to one vote for each share of common stock held of record for the election of directors and on all matters submitted to a vote of stockholders.

In accordance with the Merger Agreement, the Company entered into a Contingent Value Rights Agreement (“CVR Agreement”) related to the monetization of the Company’s legacy assets that were being developed prior to the Merger. Under the terms of the CVR Agreement, Seneca shareholders who held shares immediately prior to the effective date of the Merger retain the right to receive a portion of proceeds received within 48 months of the Merger closing from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by the Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). The contingent value right (“CVR”) payment amount ("CVR Payment Amount") is calculated as 80% of the net proceeds received, subject to certain conditions, provided, however that (i) no CVR Payment is required in the event such amount is less than $0.3 million during the CVR term and (ii) no distribution of the CVR Payment is required to be made to the holders of the CVR if such distribution would be less than $0.5 million. Based on the information available at the time of the Merger, any contingent consideration associated with the CVR payment was deemed to have a remote possibility. As such, no consideration was recorded on the Company’s consolidated financial statements.

On December 16, 2020, the Company licensed certain patents and technologies, including a sublicense, of its NSI- 189 assets (“189 License”), along with a purchase option through December 16, 2023. On October 18, 2021, the Company agreed to amend the 189 License to allow the licensee to currently exercise its purchase option thereunder and agreed to credit the licensee for the initial $0.1 million previously paid in connection with the 189 License. On October 22, 2021, the licensee under the 189 License agreed to terms of an early exercise of the purchase option under the 189 License and entered into an Asset Transfer Agreement (“ATA”) for all of the NSI-189 assets, resulting in gross proceeds of $0.4 million. The ATA also provides for up to $4.5 million upon the occurrence of one or more of the following events: (i) the first dosing of the first patient in a Phase III Clinical Trial ("FPFD”) from a product derived from the NSI-189 assets, in which case the purchaser will pay the Company a one-time non-refundable milestone payment of $1.5 million; (ii) the first market approval of a product derived from the NSI-189 assets, in the United States or Europe, in which case the purchaser will pay the Company a one-time, non-refundable milestone payment of $3.0 million dollars; or (iii) the licensing or sale of the NSI-189 assets prior to FPFD, in which case Company is entitled to 20% of any consideration received by the purchaser.

As discussed above, no distribution is required to be made to the holders of the CVR if such distribution would be less than $0.5 million. Accordingly, the gross proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, have been deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of the Company’s other legacy asset, NSI-566, which such costs and expenses may include but not be limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. The Company has engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. There can be no assurance that NSI-566 will ever be successfully monetized or that CVR holders will receive any distributions from the sale or licensing of the legacy assets.

Merger

The Merger was accounted for as a reverse asset acquisition pursuant to Accounting Standards Codification ("ASC") 805, as substantially all of the fair value of the assets acquired were concentrated in a group of similar identifiable intangible assets, and the acquired assets did not have outputs or employees. As Seneca had not yet received regulatory approval for its product candidates, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expense in the Company’s consolidated statements of operations for the year ended December 31, 2021.

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
(ii)
The purchase price was based on the closing price as reported on the Nasdaq Capital Market on April 27, 2021 (i.e., the Merger close date).

The allocation of the purchase price is as follows (in thousands):

Fair Value of Assets
Cash and cash equivalents	$3,279
Accounts receivable	24
Prepaid and other current assets	1,270
Accounts payable and accrued expenses	(927)
Accrued compensation	(165)
Warrant liabilities, at fair value	(200)
In-process research and development (IPR&D) (i)	30,117
Purchase price	$33,398

(i)
Represents the research and development projects of Seneca which were in-process, but not yet completed as of the date of the acquisition, the Merger close date. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date.

4. Balance Sheet Details

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued accounts payable	$195	$1,018
Accrued clinical trial costs	158	875
Accrued director stipends	110	759
Accrued other	—	88
	$463	$2,740

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurances	$1,408	$31
Other receivables	150	—
Prepaid subscriptions and fees	215	35
Prepaid software licenses	78	—
Deposits	26	16
Deferred financing costs	—	41
Prepaid other	2	1
	$1,879	$124

5. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities. Estimating fair values of derivative financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the consolidated statement of operations.

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Altium Growth Fund, LP (the “Investor”) pursuant to which, among other things, the Company agreed to issue (i) senior secured promissory notes in the aggregate principal amount of up to $5.0 million, in exchange for an aggregate purchase price of up to $3.75 million, representing an aggregate original issue discount of up to $1.25 million (the “Senior Secured Promissory Notes”), and (i) warrants (“Senior Secured Promissory Note Warrants”) to purchase shares of the Company’s common stock. In connection with the Merger, on April 27, 2021, the outstanding principal and interest on both tranches of the Senior Secured Promissory Notes were cancelled for shares of Series 1 Preferred Stock of the Company. As of December 31, 2021, there is no principal or interest outstanding on the Senior Secured Promissory Notes.

As of December 31, 2020, the first tranche of the Senior Secured Promissory Note Warrant liability fair value of $1.8 million was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 87 percent, (iv) risk-free interest rate of one-half percent, (v) contractual terms of approximately six years, and (vi) a zero percent dividend rate.

The second tranche of the Senior Secured Promissory Notes and the Senior Secured Promissory Note Warrants were issued on February 1, 2021. The initial fair value of the second tranche of the Senior Secured Promissory Note Warrant liability of $1.8 million was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $17.71, (ii) certain key event dates such as expected capital financings, (iii) expected re-levered volatility of approximately 88 percent, (iv) risk-free interest rate of one-half percent, (v) contractual terms of approximately 5.8 years, and (vi) a zero percent dividend rate.

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase 4,995,893 shares of common stock at an exercise price of $4.70 per share (the “May 2021 Warrants”). In June 2021, pursuant to the reset provisions of the Securities Purchase Agreement, the number of shares of common stock underlying the May 2021 Warrants increased to 5,303,568 shares and the exercise price was reduced to $3.88 per share. At the date of issuance, the Company valued the May 2021 Warrants using a Monte-Carlo valuation model with a resulting fair value of $21.9 million.

The Senior Secured Promissory Note Warrants and the May 2021 Warrants do not meet the criteria for equity classification and are therefore revalued at fair value each reporting period.

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "Waiver Agreement"). As part of the Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants such that the number of shares and exercise price in effect immediately prior to the effective date of the Waiver Agreement shall no longer be subject to price-based resets. The waiver of the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants and as a result, the underlying warrants were re-valued using a Black-Scholes based valuation model, which resulted in a favorable change in the fair value of the underlying warrants of $3.9 million, which was recognized in the gain on the change in the fair value of warrant liability at the consolidated statement of operations for the year ended December 31, 2021.

As of December 31, 2021, the fair value of the Senior Secured Promissory Note Warrants in the amount of $0.4 million was determined using a Black-Scholes valuation model that used the following assumptions: (i) a stock price of $1.30, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 1.20 percent, (iv) an estimated contractual term of 4.6 years, (v) volatility of 72.7%, and (vi) a zero percent dividend rate.

As of December 31, 2021, the fair value of the May 2021 Warrants in the amount of $1.7 million was determined using a Black-Scholes valuation model that used the follow assumptions: (i) a stock price of $1.30, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of 1.20 percent, (iv) an estimated contractual term of approximately 4.6 years, (v) volatility of 72.7%, and (vi) a zero percent dividend rate.

As consideration for the Waiver Agreement, the Company issued the Investor additional warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $3.63 per share (the "July 2021 Warrants"). The initial fair value of the July 2021 Warrants was $1.7 million and is included in loss on issuance of warrants at the consolidated statements of operations. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $3.58, (ii) certain key event dates such as expected capital financings, (iii) an expected re-levered volatility of 99.1 percent, (iv) an estimated risk-free interest rate of 0.82 percent, (v) an estimated contractual term of approximately 5.5 years, and (vi) a zero percent dividend rate.

The July 2021 Warrants are accounted for as liabilities and are included in non-current liabilities in the accompanying consolidated balance sheets. As of December 31, 2021, the fair value of the July 2021 Warrants in the amount of $0.5 million was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $1.36, (ii) certain key event dates such as expected capital financings, (iii) an expected re-levered volatility of 92.6 percent; (iv) an estimated risk-free rate of 1.27 percent, (v) estimated contractual terms of approximately 5.1 years, and (vi) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities (in thousands):

	Year Ended December 31,
Warrant Liabilities	2021	2020
Fair value at beginning of period	$1,830	$—
Initial fair value at the original issuance date	25,417	1,868
Equity classified warrant put feature activated	51	—
Change in fair value during the period	(23,033)	(38)
Fair value of warrants exercised	(1,689)	—
Seneca liability classified warrants assumed	200	—
Expiration of equity classified warrant put feature	(26)	—
Settlement of derivative liabilities	(99)	—
Fair value at end of period	$2,651	$1,830

At December 31, 2020, Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021, with only the August 2017 warrants recorded as a liability as of December 31, 2021. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 7,813 of these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants had an insignificant value as of December 31, 2021, which was determined using a Black-Scholes option pricing model.

Additionally, as a result of the Merger, a put feature was activated on certain equity classified warrants associated with an October 2018 offering that temporarily required liability classification. These warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 12,500 of these warrants during the second quarter ended June 30, 2021. Upon expiration of the put right in May 2021, the remaining warrants were reclassified back to equity.

The gains resulting from the changes in the fair value of the liability classified warrants are classified as a gain on change in fair value of warrant liability in the accompanying consolidated statements of operations.

6. Debt

Debt consisted of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Financing agreements	$87	$22
Unsecured promissory notes	—	231
Related party note	—	510
Senior secured debt	—	1,677
Paycheck Protection Program loan	—	279
Total debt	87	2,719
Less: Unamortized debt discounts	—	(1,578)
Total debt, net	87	1,141
Less: current portion of debt	(87)	(1,047)
Non-current portion of debt	$—	$94

Financing Agreements

In June and October 2020, the Company entered into agreements to finance certain insurance policies at a stated interest rate of 8.35% and payable over ten months. In April and May 2021, the Company entered into additional agreements to finance additional insurance policies (“Additional Financing Agreements”). The Additional Financing Agreements have a stated interest of 3.57% and 6.67%, respectively, and are payable over a nine- and ten-month period, respectively. The agreements are secured by the associated insurance policies. As of December 31, 2021 and December 31, 2020, the aggregate remaining balance due under the financing agreements was $87,000 and $22,000, respectively. The remaining minimum debt payment associated with the insurance financing arrangements was paid in the first quarter of 2022 and concurrent with this final payment, the Company renewed the associated insurance policies.

Other than the final insurance financing arrangements payments due, as of December 31, 2021, the Company has no other minimum debt payments required in 2022 or thereafter.

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

July 2020 Note

On July 9, 2020, the Company issued an unsecured promissory note for a principal sum of $125,000 with an original issue discount of 20 percent (the “July 2020 Note”). There were no issuance costs related to this transaction. Interest accrues on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. Principal and any accrued but unpaid interest under this note was due and payable upon demand of the holder at any time following the earlier to occur of (a) the date on which the Company received at least $1,250,000 in gross proceeds from the issuance of equity securities or securities convertible into or exercisable for equity securities or (b) the 120th day following the issuance date of the note. On November 6, 2020, the Company and the lender mutually agreed to extend the maturity date of the July 2020 Note for an additional 120 days, or through March 6, 2021. No other terms of the original agreement were amended. The Company paid all outstanding accrued interest, which approximated $4,000, in conjunction with the amendment and interest will continue to accrue at the original stated interest rate. On March 6, 2021, the maturity date was further extended to June 6, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $21,445 starting June 15, 2021 in full amortization of the Note (the “July 2020 Note Amendment”). In consideration for the July 2020 Note Amendment, the Company issued warrants to the noteholder to purchase an aggregate of 3,000 shares of the Company's common stock at a purchase price of $6.00 per share. The Company accounted for the amendments as a modification. The incremental value of the warrants of $6,000 was recorded as a discount on the debt and is accreted to interest expense over the remaining term of the debt. As of December 31, 2020, the outstanding balance of the July 2020 Note, including accrued interest, was $126,000. The entire amount of principal and accrued interest on the July 2020 Note was repaid in November 2021.

October 2020 Note

On October 16, 2020, the Company issued an unsecured promissory note for a principal sum of $500,000 with an original issue discount of ten percent. Interest accrued on the unpaid principal amount at a rate equal to ten percent per annum, compounded annually. The note was due and payable 180 days from the issuance date, or April 14, 2021. On May 25, 2021, the Company and the noteholder amended the note to (i) extend the maturity date of the note to November 15, 2021 and (ii) provide for six monthly payments of $90,901 starting June 15, 2021 in full amortization of the Note (the “October 2020 Note Amendment”). As consideration for the October 2020 Note Amendment, the Company issued warrants to the noteholder to purchase an aggregate of 5,000 shares of the Company's common stock at a purchase price of $6.00 per share. This noteholder was considered a related party due to its equity investment in the Company (see Note 12). As of December 31, 2020, the outstanding balance of the October 2020 Note, including accrued interest, was $510,000. The entire amount of principal and accrued interest on the October 2020 Note was repaid in November 2021.

Senior Secured Promissory Notes

In connection with the transactions contemplated by the Merger, (i) the Company entered into the Securities Purchase Agreement with the Investor pursuant to which, among other things, the Company agreed to issue the Senior Secured Promissory Notes and the Senior Secured Promissory Note Warrants, and (ii) Seneca and LBS entered into a separate securities purchase agreement with the Investor pursuant to which, among other things, the Investor agreed to invest $20.0 million in cash and cancel any outstanding principal and interest on the Senior Secured Promissory Notes immediately prior to the closing of the Merger in exchange for shares of Series 1 Preferred Stock of LBS to be issued immediately prior to the closing of the Merger and warrants to purchase shares of the Company's common stock to be issued after the closing of the Merger, in private placement transactions.

The Senior Secured Promissory Notes had a first closing on December 17, 2020 and a second closing on February 1, 2021. Each of the closings resulted in the issuance of $1.7 million in aggregate principal of Senior Secured Promissory Notes and Senior Secured Promissory Note Warrants to acquire 94,096 shares of common stock, with an exercise price of $17.71 per share. The third closing was at a date to be determined by the Company between March 16, 2021 and the closing of the Merger. The Company did not elect to draw down the third tranche. At issuance, the fair value of the first tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.8 million loss on issuance of debt. At issuance, the fair value of the second tranche of the Senior Secured Promissory Note Warrants exceeded the debt proceeds, resulting in a $0.7 million loss on issuance of debt. The debt was recognized at a zero-dollar carrying value and was being accreted to the principal amount of the debt, on a straight-line basis, through a charge to interest expense in the statement of operations. In connection with the Merger, on April 27, 2021, the outstanding principal and interest on both tranches of the Senior Secured Promissory Notes were cancelled for shares of Series 1 Preferred Stock of the Company. As of December 31, 2021, there is no principal or interest outstanding on the Senior Secured Promissory Notes.

Paycheck Protection Program (“PPP”)

In April 2020, the Company applied for and received $279,000 from the PPP (the “PPP Loan”) as government aid for payroll, rent and utilities. There were no issuance costs related to this transaction. The PPP Loan accrued simple interest at a rate of one percent per annum and has an original maturity date of April 2022. Payments of principal and interest were deferred for the ten-month period following the loan forgiveness period, which is defined as the 8-week or 24-week period following the loan origination date, at which time the loan balance was payable in monthly installments unless the Company applied for, and received, forgiveness in accordance with the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the terms of the loan executed by the Company and its lender.

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

In January 2021, the Company received notification the PPP Loan was forgiven and recognized a gain a $279,000, in other income in the consolidated statements of operations.

7. Stockholders’ Equity (Deficit)

Classes of Stock

As of December 31, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value common stock and 7,000,000 shares of $0.01 par value Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"). As of December 31, 2021, the Company's Series A Convertible Preferred Stock issued and outstanding in the amount of 200,000 shares is convertible into 6,479 shares of the Company's common stock.

As of December 31, 2020, LBS was authorized to issue 6,797,500 shares of $0.01 par value common stock and 33,594,625 shares of $0.001 par value Series C Convertible Preferred Stock. In connection with the Merger, the issued and outstanding Series C Convertible Preferred Stock shares in the amount of 11,674,131 were converted to 317,420 shares of the Company's common stock.

LBS Series 1 Preferred Stock

In connection with signing the Merger Agreement, LBS, Seneca and the Investor entered into a securities purchase agreement, pursuant to which, among other things, the Investor agreed to convert its outstanding senior secured debt and invest up to $20.0 million in cash to fund the combined company following the Merger. In return, LBS issued to the Investor a total of 5,303,568 shares of LBS Series 1 Preferred Stock at $0.001 par value per share. The LBS Series 1 Preferred Stock converted to common stock upon the closing of the Merger.

The Company recorded $19.9 million in net proceeds associated with this financing. In addition, the Company issued to the Investor warrants to purchase common stock in the combined company (see Note 8). The fair value of these warrants exceeded the equity proceeds, resulting in a $1.9 million loss on the issuance of the LBS Series 1 Preferred Stock. The Company incurred offering costs of $1.6 million which were allocated to the warrants and included in loss on issuance of warrants at the consolidated statements of operations.

Common Stock

Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Yuma Private Equity

On August 19, 2021, the Company entered into a Private Securities Purchase Agreement with Yuma Regional Medical Center (“Yuma”), a related party, pursuant to which Yuma purchased 1,509,896 shares of the Company’s common stock, par value $0.01 per share at a purchase price of $3.45 per share. The Company recorded $5.1 million in proceeds, net of equity issuance costs of $67,000, associated with the financing. In addition, the Company issued warrants to purchase common stock (see Note 8).

8. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity (deficit) at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in non-current liabilities. The outstanding warrants have an exercise price ranging from $3.45 to $4,695.60 per share and generally expire between five and ten years after the date of issuance. The Company had common stock warrants exercisable and outstanding of 7,181,741 and 195,712, at December 31, 2021 and December 31, 2020, respectively.

Issuance of Stock and Warrant to Ecoban Securities, LLC (“Ecoban”)

In connection with the closing of the Merger and the pre-Merger financing, on May 25, 2021, the Company issued to Ecoban (i) a warrant to purchase 18,353 shares of the Company's common stock at a price of $17.72 per share (the “Ecoban Warrant”) and (ii) 118,833 shares of the Company's common stock, as payment for a success fee for closing the Merger and pre-Merger financing, respectively. The Ecoban Warrant was equity classified.

Senior Secured Promissory Note Warrants

In connection with the issuance of the Senior Secured Promissory Notes, the Company issued Senior Secured Promissory Note Warrants to the Investor and identified an investor put right for future equity purchases in exchange for settlement of the Senior Secured Promissory Notes (see Note 5). The Senior Secured Promissory Note Warrants are immediately exercisable and expire five years from the date of registration of the warrants, or August 10, 2026.

The Senior Secured Promissory Note Warrants did not meet the criteria for equity classification and therefore, the warrants are accounted for as liabilities. As of December 31, 2021, the Senior Secured Promissory Note Warrants were exercisable for 858,892 shares of the Company’s common stock at an exercise price of $3.88.

May 2021 Warrant

The May 2021 Warrants are immediately exercisable and will have a term of five years from the date all the shares underlying the May 2021 Warrant have been registered for resale. In the fourth quarter of 2021, the Investor converted 1,309,266 warrants into shares of the Company's common stock in a cashless exercise. The Company revalued the warrants to their fair value immediately prior to the exercise, resulting in a gain of $55,000, which is included in the change in fair value of warrant liabilities at the consolidated statements of income. As of December 31, 2021, the May 2021 Warrants were exercisable for 3,994,302 shares of the Company’s common stock at an exercise price of $3.88. On February 2, 2022 and March 15, 2022, the Investor converted another 2,700,000 warrants and 1,294,302 warrants, respectively, into shares of the Company's common stock in cashless exercises.

July 2021 Warrant

The July 2021 Warrants are exercisable beginning six months following registration and for five years thereafter. The Waiver Agreement resulted in a change in fair value of the original warrants that the Company has recognized in earnings as of the date of the Waiver Agreement together with any associated transaction costs. As of December 31, 2021, the July 2021 Warrants were exercisable for 1,100,000 shares of the Company’s common stock at an exercise price of $3.63.

August 2021 Warrant

On August 19, 2021, pursuant to the terms of a Security Purchase Agreement, the Company issued to Yuma, a related party, a warrant to purchase up to 377,474 shares of the Company's common stock at a price of $3.45 per share, subject to certain adjustments (the "August 2021 Warrants"). The August 2021 Warrants are immediately exercisable and will have a term of five years from the date all of the shares underlying the August 2021 Warrants were registered, or December 8, 2021. The August 2021 Warrants were equity classified.

The following table summarizes warrant activity for the year ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2020	195,712	21.20	6.60
Granted	7,572,191	3.86	4.63
Seneca warrants	749,792	21.07	2.58
Exercised	(1,309,266)	3.88	4.86
Settled	(20,313)	57.46	2.43
Forfeited, expired or cancelled	(6,375)	18.37	2.74
Warrants outstanding, December 31, 2021	7,181,741	5.96	4.45

9. Equity Incentive Plans

In 2013, LBS adopted the 2013 Employee, Director, and Consultant Equity Incentive Plan, (as amended and restated, the “2013 Plan”). Upon the closing of the Merger, each outstanding, unexercised and unexpired LBS option under the 2013 Plan, whether vested or unvested, was assumed by the Company and converted into Palisade options and became exercisable by the holder of such option in accordance with its terms, with (i) the number of shares of common stock subject to each option multiplied by the Exchange Ratio and (ii) the per share exercise price upon the exercise of each option divided by the Exchange Ratio. In connection with the closing of the Merger, no further awards will be made under the 2013 Plan.

Seneca’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by Seneca’s stockholders on June 12, 2019. In April 2021, in connection with the Merger, all outstanding options under the 2019 Plan were cancelled and all outstanding restricted stock units were vested. The vested shares were settled for shares of the Company's common stock in the third quarter of 2021 (see below). In connection with the closing of the Merger, no further awards will be made under the 2019 Plan.

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2021 Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of the Company's common stock shares available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The Company's plans allow for the issuance of both incentive stock options and non-statutory stock options.

Also in April 2021, the Company stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. The maximum number of shares of the Company’s common stock available for issuance under the 2021 ESPP will not exceed 115,583 shares. In addition, such aggregate number of shares of the Company's common stock shares available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of December 31, 2021, there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the board of directors adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant share-based awards to individuals not previously employed by the Company, as an inducement to join the Company. Subject to certain changes in the capitalization of the Company, as provided in the 2021 Inducement Plan document, the aggregate number of shares of the Company's common stock that may be issued under the 2021 Inducement Plan will not exceed 750,000 shares of common stock.

Stock Options

The Company believes that stock options align the interests of its employees, consultants and directors with the interests of its stockholders. Stock option awards are generally granted with an exercise price equal to the market price of Company’s stock at the date the grants are awarded, a term as determined by the Company's board of directors but generally not to exceed ten-years, and generally vest in equal proportions each quarter over three years. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined in the individual stock option agreements. Stock awards are valued as of the measurement date, which is the grant date, and are generally amortized on a straight-line basis over the requisite vesting period for all awards. The Company's plans allow for the issuance of both incentive stock options and non-statutory stock options.

On April 27, 2021, in connection with the closing of the Merger, the Company granted a total of 59,818 options to its CEO and CFO under the 2013 Plan. These grants vested immediately. On November 18, 2021, the Company granted a total of 671,756 options to employees under the 2021 Plan and granted a total of 150,000 options to recently hired employees under the 2021 Inducement Plan. Also on November 18, 2021, the Company granted a total of 338,380 options to the members of the Company's board of directors under 2021 Plan (the "Board Grants"). The Board Grants vest in equal proportions each quarter over a period of one year from the date of grant. Each option awarded entitles the participant to receive one share of the Company's stock upon exercise.

The fair value of options granted is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	December 31,
	2021	2020
Weighted-average exercise price per share	$3.08	$26.85
Weighted-average expected term (years)	5.63	8.18
Weighted-average risk-free interest rate	1.25%	0.98%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	74.32%	80.0%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 Plan and the 2021 Inducement Plan for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	826,769	$32.72	6.49	$1,541
Granted	1,219,954	3.08	9.86	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	(89,868)	19.10	—	—
Outstanding at December 31, 2021	1,956,855	7.32	8.37	—
Vested and expected to vest at December 31, 2021	1,956,855	7.32	8.37	—
Exercisable at December 31, 2021	779,445	$14.69	6.11	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and December 31, 2020 was $1.68 per share and $20.23 per share, respectively. The fair value of the options vested during each the years ended December 31, 2021 and December 31, 2020 was $1.2 million and $2.1 million, respectively.

Share-Based Compensation Expense

Subsequent to the application of the Exchange Ratio, the Company determined that the outstanding stock options under the 2013 Plan had an exercise price per share that was significantly higher than the current fair market value of the Company's common stock (the "Underwater Options"). On November 18, 2021, the compensation committee of the Company's board of directors resolved that it was in the best interests of the Company and its stockholders to amend the Underwater Options for five key employees to reduce the exercise price per share to the closing per share price of the Company’s common stock on November 18, 2021 (the “Repricing”). In accordance with the 2013 Plan requirements, the holders of the Underwater Options identified under the Repricing consented to the modification of their affected awards. All the other terms of the Underwater Options other than the exercise price remained the same, including the number of shares granted, vesting schedule and expiration date.

The Company determined that the Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental compensation expense of $0.4 million for the year ended December 31, 2021. The additional unrecognized compensation expense of approximately $26,000 associated with the Repricing is expected to be recognized over the remaining vesting period of the modified options, or 1.1 years.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Year Ended December 31,
	2021	2020

Research and development expense	$440	$534
General and administrative	1,451	1,480
Total	$1,891	$2,014

As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $1.9 million which is expected to be recognized over a weighted-average period of approximately 2.08 years.

Restricted Stock Units

The Company has granted restricted stock units (RSUs) to certain employees and board members that entitle the holders to receive shares of common stock upon vesting and subject to certain restrictions regarding the settlement of the RSU’s. The grant date fair value of RSU’s is based upon the market price of the underlying common stock on the date of grant.

As of December 31, 2020, there were 4,817 RSUs outstanding under the 2019 Plan. The Company granted and additional 4,000 RSU’s under the 2019 Plan in the year ended December 31, 2021 with a weighted average grant date fair value of $10.14 per share. In connection with the closing of the Merger, these RSU’s became fully vested, and the Company recognized RSU vesting expense of approximately $41,000 during the year ended December 31, 2021.

During the year ended December 31, 2021, 8,817 RSUs under the 2019 Plan were converted to the Company's common stock. There were no outstanding RSUs as of December 31, 2021.

Officer Settlement Agreements

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation package, the Company’s board of directors agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the consolidated statements of operations during the year ended December 31, 2021.

10. Collaborations and License Agreements

Co-Development and Distribution Agreement with Newsoara

The Company has entered into a co-development and distribution agreement, as amended, (the “Co-Development Agreement”), with Newsoara Biopharma Co., Ltd. (“Newsoara”). Pursuant to the Co-Development Agreement, the Company granted Newsoara an exclusive co-development right under certain patents and know-how owned or controlled by the Company to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include, the Company's lead drug candidate, LB1148. The Co-Development Agreement obligates Newsoara to initially use the Company as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory.

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid the Company a one-time upfront fee of $1.0 million and a six-digit regulatory milestone payment in 2018. In addition, Newsoara is obligated to make (i) additional payments of up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events. For the years ended December 31, 2021 and December 31, 2020, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. The technology is related to the Company’s products under development. The Regents are entitled to certain development and sales milestones.

The most recent license agreement with the Regents was entered into in July 2021 (the “2021 UC License”) to obtain exclusive rights to the cancer-related indications and uses that had been excluded under the one of the preceding licenses with Regents. Pursuant to the 2021 UC License Agreement, the Company has an exclusive, sublicensable, worldwide license under certain patent rights that now include cancer to make, use, sell, offer for sale and import products and practice methods covered by the claims of the licensed patent rights as directed to synthetic charge-changing substrates and methods for detecting protease activity in animal and human clinical samples.

Upon execution of the 2021 UC License, the Company paid a one-time license issue fee of $10,000 and is obligated to pay an annual license maintenance fee in the mid four-digit dollar range until such time that it is commercially selling a licensed product. The Company is also obligated to make: (i) payments up to approximately $1.9 million in the aggregate upon achievement of certain development, regulatory and commercial milestones and (ii) royalty payments in the low- to mid-single-digit percentage range on annual net sales of licensed products, subject to a minimum annual royalty in the low five-digit dollar range and adjustments to the royalty percentage in certain events. Further, the Company is obligated to pay the Regents a percentage of non-royalty licensing revenue it receives from any sublicensees under the 2021 UC License.

In conjunction with the Co-Development and Distribution Agreement with Newsoara, the Company is obligated to pay the Regents royalties for its portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payment received. As of December 31, 2021 and December 31, 2020 a sublicensing payable of approximately $81,000 and $125,000, respectively, was included in accounts payable.

11. Commitments and Contingencies

Facility Lease

The Company leases office space for its corporate headquarters under a non-cancelable facility operating lease for 4,911 square feet located in Carlsbad, California.

In July 2019, the Company entered into a facility operating lease (the “July 2019 Headquarter Lease”) at this location. The initial contractual term is three years commencing on August 1, 2019 and expiring on July 31, 2022. The Company has the option to renew this lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option. Therefore, the lease term is determined to be a total of three years commencing on August 1, 2019 and expiring on July 31, 2022. Commencing in August 2019, the Company is subject to contractual monthly lease payments of $16,000 for the first 12 months with 3 percent escalations at the first and second lease commencement anniversary. The Company incurred cost associated with the lease of $197,000 and $194,000 during the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the weighted-average remaining lease term on the July 2019 Headquarter Lease was 0.6 years and 1.6 years, respectively, and the weighted-average discount rate on the lease was 15% for both periods. As of December 31, 2021, the total remaining future minimum lease payments associated with the lease of $117,000, less imputed interest of $5,000, will be paid in 2022.

Office lease deferral of payments concession

On April 29, 2020, the Company entered into a rent deferral agreement with its landlord pursuant to the financial impacts of the COVID-19 pandemic on the Company. Under the terms of the arrangement, the Company would repay any deferred balance in equal installments prorated over six months beginning October 2020. As of December 31, 2020, the deferred balances under this arrangement totaled $87,000 and was included in accounts payable. The Company paid the entire deferred balance during the year ended December 31, 2021.

Accrued Employee Compensation

As of December 31, 2020, certain Company executives and employees voluntarily agreed to temporarily suspend a portion of their salary benefits and bonuses. As of December 31, 2020, $1.1 million was accrued related to these suspended salary benefits and bonuses, which were paid upon the closing of the Merger in the second quarter of 2021.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through December 31, 2021 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

12. Related Party Transactions

Unsecured Related Party Notes

Yuma is an equity investor in the Company and is considered a related party. As discussed in Note 6, on October 16, 2020, the Company entered into an unsecured promissory note of $500,000 with Yuma. This unsecured promissory note was amended in May 2021 to extend its maturity date to November 2021. The amendment to the unsecured promissory note was accounted for by the Company as a debt modification. As discussed in Note 8, on August 19, 2021, the Company issued the August 2021 Warrants to Yuma.

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s consolidated balance sheets within accrued liabilities. These liabilities were $110,000 and $759,000 as of December 31, 2021, and December 31, 2020, respectively.

13. Employee Benefits

Subsequent to the Merger, the Company continues to participate in a defined contribution 401(k) plan adopted by LBS effective June 20, 2016. All employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. No matching contributions have been made by the Company since the adoption of the 401(k) plan.

14. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	1
Total current provision	—	1
Deferred:
Federal	—	—
State	—	—
Total deferred provision	—	—
Income tax expense	$—	$1

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (in thousands):

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate of 21 percent applied to loss before income taxes	$(5,589)	$(2,168)
State taxes - net of federal benefit	(1,309)	1
Meals and entertainment	—	1
Warrants	(3,609)	(8)
Stock-based compensation	106	97
IPR&D	5,828	—
Interest expense	479	—
Other non-deductible expenses	327	—
Expiration of tax attributes	330	—
Change in tax rate	(413)	—
Valuation allowance	3,664	1,891
Others	186	187
	$—	$1

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$59	$512
Depreciation and amortization	206	—
Charitable contributions carryforward	1	—
Lease accounting	29	59
Net operating loss carryforwards	20,904	8,073
Stock compensation	1,737	1,438
Total deferred tax assets	22,936	10,082
Deferred tax liabilities:
Right-of-use asset	28	57
Prepaid expense	86	7
Total deferred tax liabilities	114	64

Net deferred tax asset	22,822	10,018
Valuation allowance	(22,822)	(10,018)
Net deferred taxes	$—	$—

Deferred tax assets and liabilities are recognized for temporary differences and unused tax losses to the extent that realization of the related tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the deferred tax assets become deductible. After considering the history of operating losses and uncertainty regarding its ability to generate positive pre-tax income in 2022 and beyond, the Company has concluded that it is not more likely than not that its deferred tax assets will be realized, and therefore maintains a full valuation allowance on all deferred tax assets.

As of December 31, 2021, the Company had federal net operating loss ("NOL") carryforwards of approximately $91.1 million and state NOL carryforwards of approximately $25.6 million. Of the total amount of federal NOL carryforwards, approximately $53.9 million arose in tax years beginning after December 31, 2017 and will carry forward indefinitely. The federal NOL carryforwards arising in tax years beginning before January 1, 2018 of approximately $37.2 million will begin to expire in 2022 unless previously utilized. A portion of the Company’s state NOL carryforwards as of December 31, 2021 may be carried forward indefinitely, with the remaining portion expiring at various dates between 2027 and 2041.

Pursuant to the provisions of the Internal Revenue Code ("IRC"), the Company’s NOL and tax credit carryforwards and certain other attributes are subject to review and possible adjustment by the Internal Revenue Service ("IRS") and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the IRC, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Including the recently completed Merger, the Company has completed several equity offerings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the IRC, or could result in a change in control in the future. The Company has not completed an IRC Section 382 and 383 analysis for all relevant tax years regarding the limitation of net operating losses. The NOL deferred tax asset does reflect the limitation resulting from the Merger; however, there could be further limitations due to prior changes in control. Due to the existence of a full valuation allowance, however, changes in the NOLs included as deferred tax assets on the Company’s consolidated balance sheets would have no impact on the Company's effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company's tax returns for tax years 2017 and forward remain subject to examination by the Internal Revenue Service and the various state taxing authorities.

The Company accounts for taxation under ASC 740, which clarifies the accounting for uncertain tax positions. ASC 740 requires that the Company recognize the impact of a tax position in its consolidated financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. The Company did not have any uncertain income tax positions as of December 31, 2021 and 2020.

ASC 740 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount to ultimately be paid. The Company identified no unrecorded material uncertain tax positions as of December 31, 2021 and 2020, consequently no interest or penalties have been accrued by the Company in either period. The Company does not anticipate a significant change to its unrecognized tax benefits within the next 12 months.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "TCJA"). The TCJA contains certain provisions that went into effect on January 1, 2022, including a provision impacting Section 174 of the IRC whereby for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize rather than deduct research and development expenses. Section 174 research and development expenses must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S., beginning with the midpoint in the year in which the expenses were incurred. Further, software development costs were specifically included in the definition of a Section 174 expenditure, and therefore must be capitalized and amortized over five (or 15 years). Finally, if a research project is abandoned or disposed of, the taxpayer cannot recover costs earlier than the end of the required amortization period. The Company is currently assessing the impact of this provision, but does not expect it to have a material impact on its financial position, results of operations or cash flows in 2022.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, the related income tax provisions did not have a material impact on the Company in 2021 or 2020.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"). Included in the tax provisions are a number of items directly related to COVID-19 relief such as a provision allowing recipients of Paycheck Protection Program loans to deduct associated costs and an extension and significant expansion of the employee retention credit originally enacted in the CARES Act. There was no material impact from the provisions of the Appropriations Act in 2021 or 2020.

15. Subsequent Events

As discussed in Note 5, on July 21, 2021, the Company and the Investor entered into the Waiver Agreement. As part of the Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants. The exercise price of certain warrants held by the Investor are subject to adjustment related to the issuance of securities by the Company while the warrants are outstanding (the “anti-dilution provisions”).

Effective January 31, 2022 (the “Effective Date”), the Investor entered into a Waiver and Amendment Agreement with the Company (the “January 2022 Waiver Agreement”). Pursuant to the January 2022 Waiver Agreement, the Investor and the Company agreed to irrevocably waive any adjustment to the exercise price of the July 2021 Warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants. The January 2022 Waiver Agreement also includes agreement by the parties to, among other things, (i) restrict the Investor's ability to sell the Company's securities through a "leak out" provision whereby sales are restricted by applying a volume limitation, (ii) shorten the notice period for the Investor’s participation rights related to certain future securities offerings, (iii) restrict the Company’s ability to conduct a primary offering of its securities for a specified period of time, and (iv) provide registration rights for the shares underlying the January 2022 Warrant (defined below). As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor an additional warrant to purchase up to 2,250,000 shares of the Company’s common stock (the “January 2022 Warrant”). The January 2022 Warrant is exercisable beginning six months following the Effective Date. The exercise price for the January 2022 Warrant is $1.10 (the closing price of the Company’s common stock on January 28, 2022), subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications and similar transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control over Financial Reporting and Fair Value Calculations

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, a material weakness existed in our internal control over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

The Company’s management had identified an additional material weakness in its internal control over the fair value calculation of options granted during the quarter ended June 30, 2021. This material weakness resulted in a material audit adjustment being made to our consolidated financial statements as of and for the period ended June 30, 2021.

Remediation Efforts related to the Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weaknesses.

(i)
The Company will continue to hire additional finance, accounting and information technology employees with appropriate experience, certification, education and training.
(ii)
The Company has already implemented, or is in the process of implementing, compensating controls to remediate the inherent segregation of duties control risks associated with its current accounting software. In addition, the Company plans to implement a new accounting and finance management software in 2022, which is intended to eliminate some of the existing deficiencies in our internal control environment. Both the compensating controls implemented and those information technology general controls implemented with the new accounting and finance management software will be documented and tested for operating effectiveness in 2022.
(iii)
The Company is in the process of updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries, and controls over period end financial reporting.
(iv)
The Company is developing a comprehensive plan to identify and remediate all segregation of duties deficiencies in its current control environment in 2022.
(v)
The Company engaged a third-party service provider to complete an independent risk assessment of its internal control over financial reporting to evaluate sources of potential risks to its consolidated financial statements. As a result of this risk assessment, the Company plans to identify and design key controls across several processes supporting internal control over financial reporting and develop a workplan for remediation of the enhancements identified.
(vi)
The Company is in the process of implementing additional key internal controls designed to address the potential risks identified in its key business processes.
(vii)
The Company engaged a third-party service provider to assist with the development, implementation and testing of its internal control environment.

The Company believes that the implementation of the above steps will allow it to make progress on addressing a number of the deficient controls within its internal control environment, which will help facilitate the remediation of the material weakness identified above. As the Company continues to evaluate and work to improve its internal control over financial reporting, it will take additional measures to address control deficiencies, or it may modify certain of the remediation measures described above. However, the Company requires additional time to complete the design and implementation of its remediation plans and demonstrate the operating effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

On March 16, 2022, our board of directors set June 9, 2022 as the date of our 2022 annual meeting of shareholders (the “2022 Annual Meeting”). This date is more than 30 days before the one-year anniversary of our 2021 annual meeting of shareholders, which was held on November 18, 2021. In light of the foregoing, and in accordance with our amended and restated bylaws (the “Bylaws”), in order for any business to be brought before the 2022 Annual Meeting by a shareholder and for any person to be nominated for election to our board of directors at the 2022 Annual Meeting, by a shareholder, such shareholder must notify us of such intention by notice received at our principal executive offices not later than the close of business on March 27, 2022. Shareholder proposals intended for inclusion in our proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended

(the “Exchange Act”), must be received at our principal executive offices no later than the close of business on March 27, 2022, which we believe is a reasonable time before we begin to print and mail proxy materials for the 2022 Annual Meeting. In addition, all such shareholder notices and shareholder proposals must conform to the applicable requirements of the Bylaws, the rules and regulations promulgated under the Exchange Act and other applicable law. All such notices and shareholder proposals should be directed to Company’s Secretary at Palisade Bio, Inc., 5800 Armada Drive, Suite 210, Carlsbad, California 92008.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is to be included in the Proxy Statement in the sections entitled “Directors, Executive Officers and Corporate Governance,” “Election of Directors,” and “Delinquent Section 16(a) Reports.”

Such information will be included in the Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted the Palisade Bio, Inc. Code of Business Conduct and Ethics, or Ethics Code, that applies to all of our officers, directors and employees. The Ethics Code is available on our website at www.palisadebio.com on the “Governance Documents” page of the section titled “Company.” If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver as required by applicable laws. To satisfy our disclosure requirements, we may post any waivers of or amendments to the Ethics Code on our website in lieu of filing such waivers or amendments on a Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the caption “Beneficial Ownership of Shares of Common Stock" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is BDO USA LLP, San Diego, CA, PCAOB ID #243.

The information required by this item is to be included in our Proxy Statement under the caption “Principal Accounting Fees and Services" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements and supplementary data required by this item are set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of document
2.1†

Agreement and Plan of Merger, dated as of December 16, 2020, by and among Seneca Biopharma, Inc., Leading BioSciences, Inc. and Townsgate Acquisition Sub 1, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2021).
3.2

Certificate of Designation of Series A 4.5% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 12, 2016).

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2015).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2*	Description of Securities.
4.3*	Specimen Common Stock Certificate.
4.4	Form of Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016).
4.5

Form of Consulting Warrant issued January 2011 and March 2012 (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-3 (File No. 333-188859) original filed with the SEC on May 24, 2013

4.6

Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017 (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2017).

4.7

Form of Common Stock Purchase Warrant from October 2018 Offering (Incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on October 29, 2018)

4.8

Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering (Incorporated by reference to Exhibit 4.02 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on October 29, 2018)

4.9	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019 (Incorporated by reference to Exhibit 4.40 to the Registrant's Form 10-Q, originally filed with the SEC on May 14, 2019)
4.10

Form of Series M and Series N warrant from July 2019 Offering (Incorporated by reference to Exhibit 4.45 to the Registrant's Registration Statement on Form S-1/A (File No. 333-232273), filed with the SEC on July 24, 2019)

4.11	Letter Agreement from January 2020 Offering (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)
4.12

Form of Series O Pre-Funded Warrant from July 2019 Offering (Incorporated by reference to Exhibit 4.45 to the Registrant's Registration Statement on Form S-1/A (File No. 333-232273), filed with the SEC on July 24, 2019)

4.13

Form of Series Q Replacement Warrant issued in January 2020 Offering (Incorporated by reference to Exhibit 4.02 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)

4.14

Form of Placement Agent Agreement from January 2020 Offering (Incorporated by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)

4.15

Form of Placement Agent Warrant issued in January 2020 Offering (Incorporated by reference to Exhibit 4.03 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)

4.16	Form of Placement Agent Warrant issued in May 2020 Offering (Incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on May 27, 2020)

4.17

Form of Securities Purchase Agreement with Investors from May 2020 Offering (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on May 27, 2020)

4.18

Form of Warrant to Purchase Shares of Common Stock of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

4.19	Form of Bridge Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.20	Form of Equity Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.21†

Registration Rights Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto, dated December 16, 2020 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

4.22

Waiver Agreement, dated as of July 21, 2021, by and between Palisade Bio, Inc. and Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2021).

4.23	Warrant, dated as of July 21, 2021, issued to Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2021).
4.24

Waiver Agreement, dated as of January 31, 2022, by and between Palisade Bio, Inc. and Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2022).

4.25

Warrant, dated as of January 31, 2022, issued to Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2022).

4.26

Securities Purchase Agreement, dated as of August 19, 2021, by and between Palisade Bio, Inc. and Yuma Regional Medical Center (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2021).

4.27

Warrant, dated as of August 19, 2021, issued to Yuma Regional Medical Center (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2021).

10.1#	Seneca Biopharma 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement, originally filed with the SEC on April 29, 2019)
10.2#

Form of Restricted Option Grant from 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.43 to the Registrant's Registration Statement on Form S-1 (File No. 333-232273), originally filed with the SEC on June 21, 2019, originally filed with the SEC on June 21, 2019)

10.3#

License Agreement, by and between Leading BioSciences, Inc. and The Regents of the University of California, dated August 19, 2015, as amended on December 20, 2019 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.4#

License Agreement, by and between Leading BioSciences, Inc. and The Regents of the University of California, dated April 1, 2020 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.5#*	License Agreement, by and between Palisade Bio, Inc. and The Regents of the University of California, dated July 6, 2021.
10.6#

Co-Development and Distribution Agreement, by and between Leading BioSciences, Inc. and Newsoara Biopharma Co., Ltd. (as successor-in-interest to Biolead Medical Technology Limited), dated February 17, 2018, as amended on November 27, 2018 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.7

Form of Seneca Biopharma, Inc. Support Agreement, dated as of December 16, 2020, by and between Leading BioSciences, Inc. and each of the parties named in each agreement therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

10.8

Form of Leading BioSciences, Inc. Support Agreement, dated as of December 16, 2020, by and between Seneca Biopharma, Inc. and each of the parties named in each agreement therein(Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

10.9†

Securities Purchase Agreement, by and between Leading BioSciences, Inc. and the investor party thereto, dated December 16, 2020 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

10.10†

Securities Purchase Agreement, by and among Seneca Biopharma, Inc., Leading BioSciences, Inc. and the investor party thereto, dated December 16, 2020 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

10.11

Amendment Agreement to Securities Purchase Agreement by and among, the Company, Leading BioSciences, Inc. and Altium Growth Fund, LP, dated May 3, 2021 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021).

10.12	Form of Separation Agreement with Seneca Biopharma, Inc. Executives (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).
10.13†

Contingent Value Rights Agreement, dated as of April 27, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC and Raul Silvestre (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2021).

10.14+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2018).
10.15+

Leading BioSciences, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise of Stock Option thereunder (Incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.16+	Palisade Bio, Inc. 2021 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).
10.17+

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Palisade Bio, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).

10.18+

Form of Non-Employee Director Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Palisade Bio, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).

10.19+	Palisade Bio, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 23, 2021).
10.20+	Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).
10.21+

Form of Restricted Stock Unit Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.22+

Form of Stock Option Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.23*	Non-Employee Director Compensation Policy.

10.24+

Amended and Restated Executive Employment Agreement, by and between Leading BioSciences, Inc. and JD Finley, dated January 24, 2021(Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.25+

Executive Employment Agreement, by and between Leading BioSciences, Inc. and Thomas Hallam, Ph.D., dated December 16, 2020 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.26+

Executive Employment Agreement, by and between Leading BioSciences, Inc. and Michael Dawson, M.D., dated December 16, 2020 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.27†*	Asset Transfer Agreement, by and between Alto Neuroscience, Inc. and Palisade Bio, Inc., dated October 18, 2021.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.

† Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALISADE BIO, INC.

Date: March 17, 2022	By:	/s/ Thomas M. Hallam
Thomas M. Hallam, Ph.D
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Hallam, Ph.D. and J.D. Finley, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Hallam	Chief Executive Officer and Director	March 17, 2022
Thomas M. Hallam, Ph.D	(Principal Executive Officer)

/s/ J.D. Finley	Chief Financial Officer	March 17, 2022
J.D. Finley	(Principal Financial and Accounting Officer)

/s/ James R. Neal	Chairman of the Board of Directors	March 17, 2022
James R. Neal

/s/ Cristina Csimma, Pharm.D.	Director	March 17, 2022
Cristina Csimma, Pharm.D.

/s/ Stephanie Diaz	Director	March 17, 2022
Stephanie Diaz

/s/ Mary Ann Gray, Ph.D	Director	March 17, 2022
Mary Ann Gray, Ph.D

/s/ Robert J. Trenschel, D.O.	Director	March 17, 2022
Robert J. Trenschel, D.O.

/s/ Binxian Wei	Director	March 17, 2022
Binxian Wei

/s/ Donald A. Williams	Director	March 17, 2022
Donald A. Williams