Form 10-Q
period 2022-03-31
PALISADE BIO, INC.
filed 2022-05-13
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 21,880,169 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,644	$10,495
Prepaid expenses and other current assets	1,614	1,879
Total current assets	8,258	12,374
Restricted cash	26	26
Right-of-use asset	64	109
Property and equipment, net	2	3
Total assets	$8,350	$12,512

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,147	$1,323
Accrued liabilities	580	463
Accrued compensation and benefits	72	511
Current portion of lease liability	65	112
Current portion of debt	—	87
Total current liabilities	1,864	2,496
Warrant liability	1,694	2,651
Total liabilities	3,558	5,147
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, 7,000,000 shares authorized, $0.01 par value; 200,000 issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Common stock, $0.01 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 18,233,479 and 14,239,177 shares issued and outstanding at March 31, 2022 and December 31, 2021	183	143
Additional paid-in capital	103,454	101,862
Accumulated deficit	(98,847)	(94,642)
Total stockholders' equity	4,792	7,365
Total liabilities and stockholders' equity	$8,350	$12,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$959	$692
General and administrative	2,929	1,262
Total operating expenses	3,888	1,954
Loss from operations	(3,888)	(1,954)
Other income (expense):
Gain on forgiveness of PPP loan	—	279
Loss on issuance of secured debt	—	(686)
Gain on change in fair value of warrant liability	793	42
Interest expense	(1)	(1,711)
Other income	1	—
Loss on issuance of warrants	(1,110)	—
Total other expense	(317)	(2,076)
Net loss	$(4,205)	$(4,030)

Basic and diluted loss per common share	$(0.26)	$(1.45)
Weighted average shares used in computing basic and diluted loss per common share	16,223,656	2,774,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2022
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	200,000	$2	14,239,177	$143	$101,862	$(94,642)	$7,365
Net loss	—	—	—	—	—	—	—	(4,205)	(4,205)
Stock-based compensation expense	—	—	—	—	—	—	358	—	358
Issuance of common stock upon warrant exercises	—	—	—	—	3,994,302	40	1,234		1,274
Balance, March 31, 2022	—	$—	200,000	$2	18,233,479	$183	$103,454	$(98,847)	$4,792

	Three Months Ended March 31, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(4,030)	(4,030)
Stock-based compensation expense	—	—	—	—	—	—	569	—	569
Balance, March 31, 2021	11,674,131	$9,503	—	$—	2,774,502	$28	$51,965	$(72,056)	$(20,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Net loss	$(4,205)	$(4,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Noncash lease expense	45	39
Gain on forgiveness of PPP loan	—	(279)
Accretion of debt discount and non-cash interest expense	—	1,590
Loss on issuance of secured debt	—	686
Loss on issuance of warrants	1,110	—
Change in fair value of warrant liabilities	(793)	(42)
Stock-based compensation	358	569
Changes in operating assets and liabilities:
Trade and other receivables	—	59
Prepaid and other assets	265	21
Accounts payable and accrued liabilities	(59)	183
Accrued compensation	(439)	(8)
Operating lease liabilities	(47)	(39)
Net cash used in operating activities	(3,764)	(1,250)
Cash flows from financing activities:
Payments on debt	(87)	(11)
Proceeds from issuance of debt	—	1,250
Payment of debt issuance costs	—	(87)
Net cash (used in) provided by financing activities	(87)	1,152
Net decrease in cash, cash equivalents and restricted cash	(3,851)	(98)
Cash, cash equivalents and restricted cash, beginning of period	10,521	739
Cash, cash equivalents and restricted cash, end of period	$6,670	$641
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	6,644	615
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$6,670	$641
Supplemental disclosure of cash flows:
Interest paid	$—	$3
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for the cashless exercise of warrants	$1,274	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$82	$41
Deferred transaction costs in accounts payable and accrued liabilities	$—	$2,337
Debt issuance costs included in accounts payable	$—	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business and Financial Condition

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) became a wholly owned subsidiary of Seneca Biopharma Inc. (“Seneca”) in accordance with the terms of the agreement and plan of merger and reorganization, dated as of December 16, 2020, (the “Merger Agreement”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Concurrent with the closing of the Merger, LBS outstanding common stock, common stock warrants and options for the purchase of LBS common stock were exchanged for Seneca common stock, Seneca common stock warrants, and options for the purchase of Seneca common stock, at a ratio of 0.02719 shares of LBS common stock equivalents to one share of Seneca common stock equivalents (the “Exchange Ratio”). On April 27, 2021, in connection with the Merger, Seneca filed a certificate of amendment to its amended and restated certificate of incorporation to affect a 1-for-6 reverse stock split of its common stock (the "Reverse Stock Split"). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. The final Exchange Ratio incorporated the effect of this Reverse Stock Split, and all issued and outstanding common stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding shares of LBS common stock and shares of common stock underlying convertible preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented herein these condensed consolidated financial statements.

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” the “combined organization,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries after completion of the Merger. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

The Company is a clinical stage biopharmaceutical company advancing therapies that aim to aid patients suffering with acute and chronic gastrointestinal complications stemming from post-operative digestive enzyme damage. The Company's lead asset LB1148, is a protease inhibitor with the potential to both reduce abdominal adhesions and help restore bowel function following surgery. The Company believes that its investigational therapies have the potential to address the myriad health conditions and complications associated with the chronic disruption to the gastrointestinal epithelial barrier.

Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At March 31, 2022, the Company had an accumulated deficit of $98.8 million and cash and cash equivalents of $6.6 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. On May 6, 2022, the

Company entered into definitive agreements with several investors for the purchase and sale in a registered direct offering of 3,646,690 shares of common stock, at a purchase price of $0.55 per share (see Note 11, Subsequent Events). There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the financial statements and notes included in the Company’s financial statements filed on the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022.

The accompanying condensed consolidated financial statements prior to the closing of the Merger are representative of LBS’s operations as LBS was determined to be the accounting acquirer for financial reporting purpose. The condensed consolidated financial statements subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the entities are consolidated in the Company's condensed consolidated financial statements and all intercompany activity and transactions, if any, have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals and the valuation of derivative liabilities and stock-based compensation instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

On March 17, 2022, the Company filed a Form S-3 Shelf Registration Statement, as amended, with the SEC for the registration to offer and sell up to an aggregate amount of $100 million of the Company's securities (the "Shelf Registration"). Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to the Shelf Registration. As of March 31, 2022, deferred equity issuance costs of $82,000 were included in prepaid and other assets in the condensed consolidated balance sheet. There were no deferred equity issuance costs as of December 31, 2021. These costs will be netted against additional paid-in capital as a cost of the equity issuance pro-rata to the amount of future securities offerings pursuant to the Shelf Registration.

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

Convertible Preferred Stock

The Company’s Series C Convertible Preferred Stock ("Series C Convertible Preferred Stock") has been classified as temporary equity, in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as the stock is conditionally redeemable upon certain change in control events outside of the Company’s control, including the liquidation, sale or transfer of control of the Company. Upon such change in control events the holders of the Series C Convertible Preferred Stock can cause its redemption.

In connection with the Merger, the Series C Convertible Preferred Stock converted to Common Stock.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, and derivative liabilities. The carrying amounts of financial instruments such as cash equivalents, restricted cash, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s derivative financial instruments are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

The Company follows Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

(1)
Level 1: observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
(2)
Level 2: inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
(3)
Level 3: unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.

Further information on the fair value of financial instruments can be found at Note 4, Fair Value Measurements.

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

The Company accounts for its common stock warrants in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the condensed consolidated statements of operations. If the terms of a common stock warrant previously classified as a liability are amended and pursuant to such amendment meet the requirements to be classified as equity, the common stock warrants are reclassified to equity at the fair value on the date of the amendment and are not subsequently remeasured. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. Historically, the Company’s estimated accrued liabilities have materially approximated actual expense incurred. Clinical trial expenses are included in research and development expenses in the condensed consolidated statements of operations.

Patent Costs

Costs related to filing and pursuing patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. Debt issuance costs are recorded as a reduction to the carrying value of the debt and are amortized to interest expense in the condensed consolidated statements of operations.

Income Taxes

The Company follows the ASC 740, Income Taxes, or ASC Topic 740 (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some of or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series C Convertible Preferred Stock, the Senior Secured Promissory Note Warrants, the May 2021 Warrants, the July 2021 Warrants and the January 2022 Warrants (as defined at Note 4) contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Series C Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position. When in a net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

As the Company was in a net loss position for both periods, basic and diluted loss per share for the three months ended March 31, 2022 and March 31, 2021 were calculated under the if-converted and treasury stock methods.

For the three months ended March 31, 2022 and March 31, 2021, basic and diluted loss per common share were the same as all common stock equivalents were anti-dilutive for both periods. The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	2,456,455	815,099
Warrants for common stock	5,347,517	289,931
Series C Convertible Preferred Stock	—	317,420
Series A Convertible Preferred Stock	6,479	—
Total	7,810,451	1,422,450

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU- 2020-06"), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this standard on January 1, 2022 and determined that it had no impact on the accounting for its common stock warrants as liabilities as of the date of adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Balance Sheet Details

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued accounts payable	$399	$195
Accrued clinical trial costs	69	158
Accrued director stipends	112	110
	$580	$463

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$1,120	$1,408
Other receivables	86	150
Prepaid subscriptions and fees	210	215
Prepaid software licenses	90	78
Deposits	26	26
Deferred equity costs	82	—
Prepaid other	—	2
	$1,614	$1,879

4. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities. Estimating fair values of derivative financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the condensed consolidated statement of operations.

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Altium Growth Fund, LP (the “Investor”) pursuant to which, among other things, the Company agreed to issue (i) senior secured promissory notes in the aggregate principal amount of up to $5.0 million, in exchange for an aggregate purchase price of up to $3.75 million, representing an aggregate original issue discount of up to $1.25 million (the “Senior Secured Promissory Notes”), and (i) warrants (“Senior Secured Promissory Note Warrants”) to purchase shares of the Company’s common stock. In connection with the Merger, on April 27, 2021, the outstanding principal and interest on both tranches of the Senior Secured Promissory Notes were cancelled for shares of Series 1 Preferred Stock of the Company. As of March 31, 2022, there is no principal or interest outstanding on the Senior Secured Promissory Notes.

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

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As part of the July 2021 Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants such that the number of shares and exercise price in effect immediately prior to the effective date of the Waiver Agreement shall no longer be subject to price-based resets. The waiver of the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants and as a result, the underlying warrants were re-valued using a Black-Scholes based valuation model, which resulted in a favorable change in the fair value of the underlying warrants of $3.9 million. As consideration for the Waiver Agreement, the Company issued the Investor additional warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $3.63 per share (the "July 2021 Warrants").

On January 31, 2022, the Company and the Investor entered into an agreement to irrevocably waive any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants (the "January 2022 Waiver Agreement"). The waiver of any adjustments to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor an additional warrant to purchase up to 2,250,000 shares of the Company’s common stock (the “January 2022 Warrant”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the condensed consolidated statements of operations. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $1.17, (ii) certain key event dates such as expected capital financings, if any, (iii) an expected re-levered volatility of 93.0 percent, (iv) an estimated risk-free interest rate of 1.65 percent, (v) an estimated contractual term of approximately 5.5 years, and (vi) a zero percent dividend rate.

All of the outstanding May 2021 Warrants were exercised in exchange for 5,303,568 shares of the Company's common stock in a series of exercises by the Investor. As of March 31, 2022, there are no May 2021 Warrants outstanding.

As of March 31, 2022, the fair value of the Senior Secured Promissory Note Warrants in the amount of $0.3 million was determined using a Black-Scholes valuation model that used the following assumptions: (i) a stock price of $1.06, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 2.43 percent, (iv) an estimated contractual term of 4.4 years, (v) volatility of 73.1%, and (vi) a zero percent dividend rate.

As of March 31, 2022, the fair value of the January 2022 Warrants in the amount of $1.0 million was determined using a Monte Carlo simulation model that used the following assumptions: (i) a starting stock price of $1.09, (ii) certain key event dates such as expected capital financings, if any, (iii) an expected re-levered volatility of 97.1 percent; (iv) an estimated risk-free rate of 2.42 percent, (v) estimated contractual terms of approximately 5.33 years, and (vi) a zero percent dividend rate.

As of March 31, 2022, the fair value of the July 2022 Warrants in the amount of $0.4 million was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $1.09, (ii) certain key event dates such as expected capital financings, if any, (iii) an expected re-levered volatility of 90.7 percent; (iv) an estimated risk-free rate of 2.42 percent, (v) estimated contractual terms of approximately 4.8 years, and (vi) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Warrant Liabilities	2022	2021
Fair value at beginning of period	$2,651	$1,830
Initial fair value at the original issuance date	1,110	1,832
Change in fair value during the period	(793)	(42)
Fair value of warrants exercised	(1,274)	—
Fair value at end of period	$1,694	$3,620

At December 31, 2021, Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 7,813 of these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants were valued using a Black-Scholes option pricing model. The gains resulting from the changes in the fair value of the liability classified warrants are classified as a gain on change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

5. Stockholders’ Equity

Classes of Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value Common Stock and 7,000,000 shares of $0.01 par value Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"). Each share of Common Stock shall entitle the holder thereof to one (1) vote on each matter submitted to a vote at a meeting of stockholders. As of March 31, 2022, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 is convertible into 6,479 shares of common stock.

As of March 31, 2021, LBS was authorized to issue 6,797,500 shares of $0.01 par value common stock and 33,594,625 shares of $0.001 par value Series C Convertible Preferred Stock. In connection with the Merger, the issued and outstanding Series C Convertible Preferred Stock shares in the amount of 11,674,131 were converted to 317,420 shares of the Company's common stock.

6. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities are included in non-current liabilities. The warrants have an exercise price ranging from $1.10 to $694.80 per share and generally expire between five and ten years after the date of issuance. The Company had common stock warrants issuable and outstanding of 5,347,517 and 7,181,741, at March 31, 2022 and December 31, 2021, respectively.

January 2022 Waiver Agreement

On January 31, 2022, the Company and the Investor entered into the January 2022 Waiver Agreement (See Note 4). In addition to irrevocably waiving any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants, the January 2022 Waiver Agreement also includes agreement by the parties to, among other things, (i) restrict the Investor's ability to sell the Company's securities through a "leak out" provision whereby sales are restricted by applying a volume limitation, (ii) shorten the notice period for the Investor’s participation rights related to certain future securities offerings, (iii) restrict the Company’s ability to conduct a primary offering of its securities for a specified period of time, and (iv) provide registration rights for the shares underlying the January 2022 Warrant.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor the January 2022 Warrant. The January 2022 Warrant is exercisable beginning six months following the Effective Date. The exercise price for the January 2022 Warrant is $1.10 (the closing price of the Company’s common stock on January 28, 2022), subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications and similar transactions.

May 2021 Warrant Exercises

In the three months ended March 31, 2022, the Investor exchanged the remaining 3,994,302 May 2021 warrants into shares of the Company’s common stock in cashless exercises. Following these exercises, the May 2021 Warrants were fully exercised. As of March 31, 2022, there are no May 2021 Warrants outstanding.

The following table summarizes warrant activity for the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2021	7,181,741	$5.96	4.45
Granted	2,250,000	$1.10	5.33
Exercised	(3,994,302)	$3.88	—
Forfeited, expired or cancelled	(89,922)	$80.72	—
Warrants outstanding, March 31, 2022	5,347,517	$4.20	4.64

7. Equity Incentive Plans

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

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2021 EIP Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of March 31, 2022, there were 662,414 shares of the Company's common stock available for issuance under the 2021 EIP Plan.

Also in April 2021, the Company stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. The maximum number of shares of the Company’s common stock available for issuance under the 2021 ESPP will not exceed 693,500 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of March 31, 2022, there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the board of directors adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant share-based awards to individuals not previously employed by the Company, as an inducement to join the Company. Subject to certain changes in the capitalization of the Company, as provided in the 2021 Inducement Plan document, the aggregate number of shares of the Company's common stock that may be issued under the 2021 Inducement Plan will not exceed 750,000 shares of common stock. As of March 31, 2022, there are 500,000 shares of the Company's common stock available for issuance under the 2021 Inducement Plan.

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

There were no stock options granted in the three months ended March 31, 2021.

The fair value of options granted in the three months ended March 31, 2022 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

March 31,
2022
Weighted-average exercise price per share	$0.97
Weighted-average expected term (years)	5.81
Weighted-average risk-free interest rate	1.85%
Weighted-average expected dividend yield	—
Weighted-average volatility	73.77%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,956,855	$7.32	8.37	$—
Granted	499,600	0.97	9.86	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	—	—	—	—
Outstanding at March 31, 2022	2,456,455	6.03	8.57	43
Vested and expected to vest at March 31, 2022	2,456,455	6.03	8.57	43
Exercisable at March 31, 2022	946,865	$12.60	6.77	$—

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $0.63 per share. The fair value of the options vested during three months ended March 31, 2022 was approximately $0.4 million.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Research and development expense	$52	$274
General and administrative	306	295
Total	$358	$569

As of March 31, 2022, the unrecognized compensation cost related to outstanding options was $1.9 million which was expected to be recognized over a weighted-average period of approximately 2.13 years.

Officer Settlement Agreements

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation package, the Company’s board of directors agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow up to seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the condensed consolidated statements of operations during the three months ended March 31, 2021.

8. Collaborations and License Agreements

Co-Development and Distribution Agreement with Newsoara

The Company has entered into a co-development and distribution agreement, as amended, (the “Co-Development Agreement”), with Newsoara Biopharma Co., Ltd. (“Newsoara”). Pursuant to the Co-Development Agreement, the Company granted Newsoara an exclusive co-development right under certain patents, two of which have subsequently been assigned to Newsoara, and know-how owned or controlled by the Company to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include the Company's lead drug candidate, LB1148. The Co-Development Agreement obligates Newsoara to initially use the Company as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory.

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid the Company a one-time upfront fee of $1.0 million and a six-digit regulatory milestone payment in 2018. In addition, Newsoara is obligated to make (i) additional payments of up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events. For the three months ended March 31, 2022 and the three months ended March 31, 2021, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. The licensed assets are related to the Company’s products and assays under development. The Regents are entitled to certain development and sales milestones and sales royalties.

In conjunction with the Co-Development Agreement with Newsoara, the Company is obligated to pay the Regents royalties for its portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payment received. As of March 31, 2022 and December 31, 2021 a sublicensing payable of approximately $70,000 and $81,000, respectively, was included in accounts payable.

9. Commitments and Contingencies

Facility Lease

The Company leases office space for its corporate headquarters under a non-cancelable facility operating lease for 4,911 square feet located in Carlsbad, California.

In July 2019, the Company entered into a facility operating lease (the “July 2019 Headquarter Lease”) at this location. The initial contractual term is three years commencing on August 1, 2019 and expiring on July 31, 2022. The Company has the option to renew this lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option. Therefore, the lease term is determined to be a total of three years commencing on August 1, 2019 and expiring on July 31, 2022. Commencing in August 2019, the Company is subject to contractual monthly lease payments of $16,000 for the first 12 months with 3 percent escalations at the first and second lease commencement anniversary. The Company incurred cost associated with the lease of $49,000 during each the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term on the July 2019 Headquarter Lease was 0.4 years and 0.6 years, respectively, and the weighted-average discount rate on the lease was 15% for both periods. As of March 31, 2022, the total remaining future minimum lease payments associated with the lease of approximately $67,000, less imputed interest of $2,000, will be paid in the second and third quarters of 2022.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through March 31, 2022, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

10. Related Party Transactions

Related Party Warrants

On August 19, 2021, pursuant to the terms of a Security Purchase Agreement, the Company issued to Yuma Regional Medical Center, a related party, a warrant to purchase up to 377,474 shares of Common Stock at a price of $3.45 per share, subject to certain adjustments (the "August 2021 Warrants"). The August 2021 Warrants are immediately exercisable and will have a term of five years from the date all of the shares underlying the August 2021 Warrants have been registered for resale.

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $112,500 and $110,000 as of March 31, 2022, and December 31, 2021, respectively.

11. Subsequent Events

Facility Lease

On May 12, 2022, the Company entered into a new non-cancelable facility operating lease (the "Lease") of office space for its corporate headquarters, replacing its existing corporate headquarters lease expiring on July 31, 2022 (see Note 9). The Lease is for approximately 2,747 square feet of an office building in Carlsbad, California. The initial contractual term is three years commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. The Lease is subject to conditional abatement of fifty percent (50%) of such the base rent during the second, third and fourth full calendar months of the initial Lease term, as set forth in the Lease.

Insurance Financing Arrangement

Consistent with past practice, on May 9, 2022 the Company entered into an agreement to finance certain insurance policies which renewed in April 2022. The amount financed through the arrangement is approximately $0.8 million at a stated interest rate of 3.82%

and is payable over a 9-month period commencing with the first payment on May 27, 2022. The financing arrangement is secured by the associated insurance policy.

Registered Direct Offering

On May 6, 2022, the Company entered into definitive agreements with several investors for the purchase and sale in a registered direct offering of 3,646,690 shares of common stock, at a purchase price of $0.55 per share.

The Company also agreed to issue to the investors in a concurrent private placement, unregistered warrants to purchase up to an aggregate of 3,646,690 shares of its common stock. The warrants have an exercise price of $0.7105 per share of common stock, will be exercisable six months after the date of issuance, and will expire five and a half years following the initial issuance date.

The shares of common stock (but not the warrants or the shares of common stock underlying such warrants) offered in the registered direct offering are being offered and sold by the Company pursuant to a "shelf" registration statement on Form S-3, including a base prospectus, previously filed with and declared effective by the SEC on April 26, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, the Company's in-licensing/acquisition strategy, the Company's out-licensing sales strategy, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, financing or funding sources, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve the Company's expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in the Company’s most recent Annual Report on Form 10-K , as filed with the SEC, in the Company's subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post-Merger. Also, any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Series C Preferred Stock” refers to the Series C Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (March 31, 2022), unless another date is specified.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding the Company's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Executive Overview — Discussion of the Company's business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.
•
Results of Operations — Analysis of the Company's financial results comparing the three months ended March 31, 2022 and 2021.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of the Company's financial condition and future liquidity needs.

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

Our lead therapeutic candidate, LB1148, is an oral liquid formulation of the well-characterized digestive enzyme inhibitor, tranexamic acid, intended to inhibit digestive enzyme activity and preserve gut integrity during intestinal stress resulting from, among other things, reduced blood flow to the intestine, infections, or due to surgery. Peer reviewed publications of third-party research suggest that digestive enzyme leakage from the GI tract increases incidences of GI and organ dysfunction following these events.

Our pipeline of LB1148(1) is illustrated in this chart:

* Anticipated

(1) Commercial right to LB1148 in Greater China (excluding Taiwan) have been out-licensed to Newsoara.

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
•
No drug-related serious adverse events were reported in the trial.

We and Newsoara are advancing LB1148 to Phase 3 clinical trials for accelerating the return of bowel function for major surgical indications. As announced on March 22, 2022, we received the “Study May Proceed” letter from the FDA for a randomized, double-blind, parallel-group, placebo-controlled Phase 3 clinical trial evaluating LB1148 to accelerate the return of bowel function in adult patients undergoing bowel/abdominal surgery. The clinical trial will enroll approximately 600 subjects undergoing a scheduled bowel resection surgery that will include either laparotomy or laparoscopic surgical approaches. The Company intends to initiate the Phase 3 clinical trial in the second quarter of 2022.

On May 5, 2022, in partnership with Newsoara, we announced clearance from the Center for Drug Evaluation (CDE) of the National Medical Products Administration (NMPA) of the People's Republic of China to commence a randomized, multi-center, double-blind Phase 3 clinical trial evaluating LB1148 to accelerate the return of bowel function following abdominal surgery. As described in the existing licensing agreement, Newsoara is responsible for development costs of LB1148 in China

Adhesion prevalence is reported to be >90% in patients who have abdominal surgery and represents a significant contribution to serious complications such as small bowel obstruction, infertility, chronic abdominal pain, subsequent surgery, and other morbidities. On March 16, 2022 we announced data from a pooled-analysis of studies LBS-IST-POI-101 and LBS-POI-201-CN (PROFILE-CN) at the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2022 Annual Meeting. The results from the pooled analysis showed that 8/9 (89%) of subjects in the placebo group versus 2/8 (25%) in the LB1148 group had adhesions observed during a second follow-up surgery, representing a relative risk reduction of 72% (p = 0.0152). The mean total adhesion score which measures both the extent and severity of adhesions was 1.0 (8/8) for LB1148 and 14.3 (129/9) for placebo, representing relative risk reduction of 93% (p = 0.0162). We believe the reduction in the incidence of post-surgical intra-abdominal adhesions as well as the reduction in the extent and severity of adhesions provides preliminary evidence of the clinically meaningful efficacy of LB1148 to reduce post-surgical adhesions when compared to placebo. LB1148 has received Fast Track designation from the FDA for reduction of adhesions following abdominal and pelvic surgery.

We are currently conducting a randomized, double-blind, placebo-controlled, proof-of-concept Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the United States. This trial will enroll up to 200 total patients, with approximately 70 of those patients having a planned adhesions evaluation. This trial will evaluate whether or not patients treated with LB1148 experience fewer postoperative intra-abdominal adhesions and quicker return of bowel function following surgery.

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

LB1148 contains a broad-spectrum serine protease inhibitor, tranexamic acid (“TXA”), and is formulated as an aqueous solution for oral (or enteral) administration. In addition to TXA, the patented LB1148 formulation contains polyethylene glycol, carbohydrates, and electrolytes. The components of LB1148 are provided as dry powders for reconstitution in water prior to administration. Such reconstitution is carried out in an outpatient setting (by the patient) or may be carried out in pharmacy (by a pharmacist).

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

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive their pro-rata share of 80% of the net proceeds, subject to certain conditions ("CVR Payment Amount"), if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). Additionally, pursuant to the terms of the CVR agreement ("CVR Agreement"), CVR Holders are only entitled to participate in their pro-rata share of net proceeds which we receive during the 48-month period following the closing of the Merger. As discussed below, we entered into an Asset Transfer Agreement ("ATA") to potentially monetize one Legacy Technology whereby the licensee purchased the assets underlying the NSI-189 License. We are unable to determine if we will be successful in the sale or licensing of any of the remaining Legacy Technology. In the event we are not able to sell or license the remaining Legacy Technology, or the CVR Payment Amount is not greater than the minimum amount requiring distribution pursuant to the terms of the CVR Agreement, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless.

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

NSI-566

We engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. As of May 13, 2022, we do not have sufficient information to determine if the Company will be successful in the sale or licensing of NSI-566.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statement are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K, include the discussion of estimates used for accrued research and development expenses, share-based compensation, derivative financial instruments, and common stock fair value. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

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

The Company's research and development expenses were $1.0 million in the first quarter of 2022. The Company expects research and development expenses to continue to increase in 2022 as it executes on its clinical development plan for LB1148. Accordingly, management expects research and development expense will become a larger percentage of the Company's overall operating expenses in future quarters. In particular, the Company expects the costs associated with investigative clinical trial sites that conduct research and development activities on the Company's behalf to increase as the Company accepts new sites and new patients into its clinical trials. Similarly, the Company expects the vendor expenses related to the execution of clinical trials to continue to increase in 2022, as well as costs related to the development and manufacture of LB1148.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, consulting, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses. The Company's general and administrative expenses of $2.9 million in the first quarter of 2022 included higher-than-normal costs associated with professional fees, investor and public relations fees, and recruiting fees. Although difficult to predict given the timing of certain expenditures, management expects general and administrative expense in each of the remaining quarters of 2022 will be lower than what they were in the first quarter of 2022.

Going Concern

The Company’s management has disclosed in Note 1 to the financial statements included herein that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the filing date of this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing during the second half of 2022 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

COVID-19

The COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions, and had a negative impact on the Company's ability to conduct clinical trials of its lead drug candidate, LB1148. Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148 and, depending on the duration and extent of the pandemic or new strains, could impact the components and production capacity required for a commercial scale-up of LB1148. The Company believes it has sufficient supply or plans for supply to meet its clinical and nonclinical development needs through the remainder of 2022. However, depending on the duration and impact of the ongoing COVID-19 pandemic on local and global supply chains, the Company's suppliers could be adversely impacted, which may result in delays or disruptions in the Company's current or future supply chain. The ongoing rollout of vaccines and a decreasing trend in new cases domestically is driving optimism for economic recovery, and specific to the Company's business operations, availability of clinical trial sites and patients to enroll in the ongoing clinical trials of LB1148. The Company will continue to actively evaluate the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and its investment policies regarding cash as well as the long-term effects in the medical and drug development fields.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes the Company's results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses
Research and development	$959	$692	267	39%
General and administrative	2,929	1,262	1,667	132%
Total operating expenses	3,888	1,954	1,934	99%
Loss from operations	(3,888)	(1,954)	(1,934)	99%
Other income (expense):
Gain on forgiveness of PPP loan	—	279	(279)	n/a
Loss on issuance of secured debt	—	(686)	686	n/a
Gain on change in fair value of warrant liability	793	42	751	1788%
Interest expense	(1)	(1,711)	1,710	n/a
Other income	1	—	1	n/a
Loss on issuance of warrants	(1,110)	—	(1,110)	n/a
Total other expense	(317)	(2,076)	1,759	85%
Net loss	$(4,205)	$(4,030)	$(175)	(4)%

Research and Development Expenses

The increase in research and development expenses of approximately $0.3 million, or 39%, from $0.7 million for the three months ended March 31, 2021 to $1.0 million for three months ended March 31, 2022 was primarily attributable to the Company's increased clinical trial activities in the first quarter of 2022, compared to the same quarter last year. In the first quarter of 2022, the Company's clinical trial activities, which had been virtually halted in the first quarter of 2021 due to the COVD-19 pandemic, continued to increase as the Company proceeded with its phase 2 study of the prevention of post-surgical abdominal adhesions and advanced towards its phase 3 postoperative return of bowel function study for which a protocol has been agreed to with the U.S. Food and Drug Administration. Clinical research costs were $0.1 million higher for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, and regulatory costs were higher by $0.2 million concurrent with the Company's efforts to receive phase 3 clearance for its postoperative return of bowel function study. Also contributing to the increase was higher drug manufacturing-related costs of $0.1 million, compared to the same period last year, primarily due to increase production of LB1148 in advance of the administration of the drug during upcoming clinical trials. Partially offsetting the increases in research and development expenses was a net decrease of $0.1 million in employee and contract labor costs. Although employee headcount and contract labor costs were higher for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the increase was more than offset by a decrease in separation-related costs recognized in the three months ended March 31, 2021 associated with Company’s former Chief Development Officer, who was terminated in February 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 increased approximately $1.7 million or 132%, from $1.3 million for three months ended March 31, 2021 to $2.9 million for the three months ended March 31, 2022. The increase was primarily related to higher general and administrative expenses associated with operating as a public company, as compared to those of our accounting predecessor, LBS, including (i) a $0.6 million increase in accounting and legal costs associated with regulatory, compliance and governance fees required since the Merger, (ii) a $0.3 million increase in insurance costs associated with being a public company, (iii) $0.3 million net increase in net payroll and employee related costs coinciding with the increased staffing needs after becoming a public company and expected staffing needs in line with the Company's strategy and operating plan, and (iv) a $0.2 million increase in investor relations and shareholder services costs. The remaining increase in the first quarter of 2022 compared to the first quarter of 2021 was due to an increase in recruiting fees, professional conference fees, and licensing fees.

Other income (expense)

Other expense, net decreased by $1.8 million to $0.3 million for the three months ended March 31, 2022 from $2.1 million for the three months ended March 31, 2021. The decrease was primarily due to lower interest expense as the prior year period included a $1.6 non-cash interest charge associated with a debt discount on pre-Merger debt. Also included in the three months ended March 31, 2021 was a $0.7 million non-cash loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt, partially offset by the $0.3 million gain on the forgiveness of the Company's Paycheck Protection Program loan. The three months ended March 31, 2022 includes a $0.8 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was more than offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022 (the "Effective Date"), the Company and Altium Growth Fund, L.P. (the "Investor") entered into an agreement to irrevocably waive any adjustment to the exercise price of the certain warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the related warrants (the January 2022 Waiver Agreement") (see Note 6 to the notes the financial statements). As consideration for this waiver, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor the 2,250,000 warrants (the "January 2022 Warrants"). The January 2022 Warrants are exercisable beginning six months following the Effective Date. The exercise price for the January 2022 Warrants is $1.10 (the closing price of the Company’s common stock on January 28, 2022). The $1.1 million non-cash loss on the issuance of the January 2022 Warrants represents the fair value of the warrants on the date of issuance, January 31, 2022.

Liquidity and Capital Resources

Financial Condition

Since the Company's inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor warrants, and to a lesser degree grants and research contracts as well as the licensing of its intellectual property to third parties. Refer to the paragraph under the heading "Going Concern" in the Results of Operations section above for management's assessment of the Company’s ability to continue as a going concern.

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it may receive regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by general political, economic conditions or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have an adverse impact on its business, financial condition, and results of operations.

On May 6, 2022, the Company entered into definitive agreements with several institutional and accredited investors for the purchase and sale in a registered direct offering of 3,646,690 shares of common stock, at a purchase price of $0.55 per share. The Company intends to use the net proceeds from the financing for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148.

The Company also agreed to issue to the investors in a concurrent private placement, unregistered warrants to purchase up to an aggregate of 3,646,690 shares of its common stock. The warrants have an exercise price of $0.7105 per share of common stock, will be exercisable six months after the date of issuance, and will expire five and a half years following the initial issuance date.

The shares of common stock (but not the warrants or the shares of common stock underlying such warrants) offered in the registered direct offering are being offered and sold by the Company pursuant to a "shelf" registration statement on Form S-3 (Registration No. 333-263705), including a base prospectus, previously filed with and declared effective by the SEC on April 26, 2022.

Cash Flows

As of March 31, 2022, the Company had $6.7 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,764)	$(1,250)
Net cash (used in) provided by financing activities	$(87)	$1,152

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2022, reflects a $4.3 million loss for the year adjusted for $0.3 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $0.8 million gain recognized for the change in the fair market value of the warrant liabilities in the period, and (iii) a $0.4 million expense recognized for stock-based compensation.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2022, cash used in financing activities of less than $0.1 million was attributable to the payoff of the Company's insurance financing arrangement in the first quarter of 2022. The Company again entered into an insurance financing arrangement during the second quarter of 2022 to finance an insurance policy which the Company renewed in April 2022. The amount financed through the new arrangement is approximately $0.8 million at a stated interest rate of 3.82% and is payable over a 9-month period commencing with the first payment on May 27, 2022. The financing arrangement is secured by the associated insurance policy.

Future Liquidity and Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current operating needs using cash on hand. The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months and the Company will require additional financing during the second half of 2022 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

Material Weakness in Internal Control over Financial Reporting and Fair Value Calculations

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As of March 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2022, a material weakness existed in our internal control over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

We face many risks and uncertainties, as more fully described in this Quarterly on Form 10-Q under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully when evaluating our Company, business and the value of our securities. We have marked with an asterisk (*) those risk factors, if any, that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The results from the prior preclinical studies and clinical trials for LB1148 discussed elsewhere in this Quarterly Report on Form 10-Q may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from its prior clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than the Company) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration trials. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. The Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Even though we are proceeding with a Phase 3 trial for LB1148 as a single active ingredient drug product, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

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

The Company’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if is delisted from The Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. In order to maintain this listing, it must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share for 30 consecutive business days. The Company’s closing stock price has been below $1.00 per share since April 7, 2022.

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

In the U.S., engaging in impermissible promotion of the Company’s product candidates for off-label uses can also subject it to false claims litigation under federal and state statutes, which can lead to civil, criminal and/or administrative penalties and fines and agreements, such as a corporate integrity agreement, that materially restrict the manner in which the Company promotes or distributes its product candidates. If the Company does not lawfully promote its products, the Company may become subject to such litigation and, if it is not successful in defending against such actions, those actions could have a material adverse effect on its business, financial condition and operating results and even result in having an independent compliance monitor assigned to audit the Company’s ongoing operations for a lengthy period of time.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2031, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2030 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other SARS-CoV-2 relief legislation have suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations. The Company expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates if approved or additional pricing pressures.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the Company’s business activities could be subject to challenge under one or more of such laws. In addition, healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

The Company will require substantial additional funds to conduct the costly and time-consuming clinical efficacy trials necessary to pursue regulatory approval of LB1148 and any other product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely impact the rights of its common stockholders. Further, to the extent that the combined Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, stockholders' ownership interest in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 12, 2022, the Company entered into an office lease agreement (the “Lease”) with AP Beacon Carlsbad, LP to lease approximately 2,747 rentable square feet (the “Premises”) of an office building (the “Building”), to serve as the Company’s headquarters. The term of the Lease commences on the Lease Commencement Date, which is anticipated to occur on or around June 1, 2022, and runs 39 months, with a three-year renewal option at the prevailing market rate.

The rent obligations over the term are summarized below. The base rent is payable in equal monthly installments in advance on or before the first day of each and every calendar month during the Lease term.

Lease Months	Annual Base Rent	Monthly Installment of Base Rent	Monthly Base Rent per Rentable Square Foot
1-12*	$130,207.80	$10,850.65	$3.95
13-24	$134,114.04	$11,176.17	$4.07
25-36	$138,137.52	$11,511.46	$4.19
37-39	$142,281.60	$11,856.80	$4.32

*Subject to conditional abatement of fifty percent (50%) of such Base Rent during the second, third and fourth full calendar months of the initial Lease term, as set forth in the Lease.

ITEM 6. EXHIBITS

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

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2015).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).
4.3	Form of Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016).
4.4

Form of Consulting Warrant issued January 2011 and March 2012 (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-3 (File No. 333-188859) original filed with the SEC on May 24, 2013

4.5

Form of Common Stock Purchase Warrant from August 2017 Public Offering Dated August 1, 2017 (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2017).

4.6

Form of Common Stock Purchase Warrant from October 2018 Offering (Incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on October 29, 2018)

4.7

Form of Placement Agent Common Stock Purchase Warrant from October 2018 Offering (Incorporated by reference to Exhibit 4.02 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on October 29, 2018)

4.8	Consultant Warrant for Hibiscus BioVentures, LLC issued January 2019 (Incorporated by reference to Exhibit 4.40 to the Registrant's Form 10-Q, originally filed with the SEC on May 14, 2019)
4.9

Form of Series M and Series N warrant from July 2019 Offering (Incorporated by reference to Exhibit 4.45 to the Registrant's Registration Statement on Form S-1/A (File No. 333-232273), filed with the SEC on July 24, 2019)

4.10	Letter Agreement from January 2020 Offering (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)
4.11

Form of Series O Pre-Funded Warrant from July 2019 Offering (Incorporated by reference to Exhibit 4.45 to the Registrant's Registration Statement on Form S-1/A (File No. 333-232273), filed with the SEC on July 24, 2019)

4.12

Form of Series Q Replacement Warrant issued in January 2020 Offering (Incorporated by reference to Exhibit 4.02 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on January 22, 2020)

4.13

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

4.15	Form of Placement Agent Warrant issued in May 2020 Offering (Incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K, originally filed with the SEC on May 27, 2020)
4.16

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

4.18	Form of Bridge Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.19	Form of Equity Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.20†

Registration Rights Agreement, by and between Seneca Biopharma, Inc. and the investor party thereto, dated December 16, 2020 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).

4.21

Waiver Agreement, dated as of July 21, 2021, by and between Palisade Bio, Inc. and Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2021).

4.22	Warrant, dated as of July 21, 2021, issued to Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2021).
4.23

Waiver Agreement, dated as of January 31, 2022, by and between Palisade Bio, Inc. and Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2022).

4.24

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

4.26

Warrant, dated as of August 19, 2021, issued to Yuma Regional Medical Center (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2021).

4.27	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.28	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
10.1*	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022
10.2†

Form of Securities Purchase Agreement, dated May 6, 2022, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

10.3

Placement Agency Agreement, dated May 6, 2022, by and between the Company and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: May 13, 2022	/s/ Thomas M. Hallam Ph.D.
Tom Hallam, Ph.D., Chief Executive Officer
(Principal Executive Officer)