Form 10-Q
period 2022-06-30
PALISADE BIO, INC.
filed 2022-08-15
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33672

PALISADE BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7750 El Camino Real, Suite 5200 Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(858) 704-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

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

As of August 11, 2022, there were 21,880,169 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,980	$10,495
Prepaid expenses and other current assets	2,435	1,879
Total current assets	7,415	12,374
Restricted cash	26	26
Right-of-use asset	363	109
Property and equipment, net	2	3
Total assets	$7,806	$12,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,041	$1,323
Accrued liabilities	1,034	463
Accrued compensation and benefits	76	511
Current portion of lease liability	98	112
Current portion of debt	611	87
Total current liabilities	2,860	2,496
Warrant liability	469	2,651
Lease liability, net of current portion	266	—
Total liabilities	3,595	5,147
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, 7,000,000 shares authorized, $0.01 par value; 200,000 issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Common stock, $0.01 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 21,880,169 and 14,239,177 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	220	143
Additional paid-in capital	105,180	101,862
Accumulated deficit	(101,191)	(94,642)
Total stockholders' equity	4,211	7,365
Total liabilities and stockholders' equity	$7,806	$12,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,317	$314	$2,276	$1,006
In-process research and development	—	30,117	—	30,117
General and administrative	2,255	2,427	5,184	3,688
Total operating expenses	3,572	32,858	7,460	34,811
Loss from operations	(3,572)	(32,858)	(7,460)	(34,811)
Other income (expense):
Gain on forgiveness of PPP loan	—	—	—	279
Loss on issuance of secured debt	—	—	—	(686)
Gain on change in fair value of warrant liability	1,225	5,133	2,018	5,175
Gain on change in fair value of share liability	—	73	—	73
Interest expense	(5)	(655)	(6)	(2,367)
Other income	8	16	9	16
Loss on issuance of LBS Series 1 Preferred Stock	—	(1,881)	—	(1,881)
Loss on issuance of warrants	—	(1,574)	(1,110)	(1,574)
Total other income (expense)	1,228	1,112	911	(965)
Net loss	$(2,344)	$(31,746)	$(6,549)	$(35,776)
Loss per common share:
Basic	$(0.12)	$(3.59)	$(0.36)	$(6.17)
Diluted	$(0.12)	$(4.10)	$(0.36)	$(6.96)
Weighted average shares used in computing loss per common share:
Basic	20,294,652	8,831,517	18,281,788	5,803,010
Diluted	20,294,652	8,984,198	18,281,788	5,879,351
Net loss attributable to common shares - basic	$(2,344)	$(31,746)	$(6,549)	$(35,776)
Net loss attributable to common shares - diluted	$(2,344)	$(36,865)	$(6,549)	$(40,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2022
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	$—	200,000	$2	18,233,479	$183	$103,454	$(98,847)	$4,792
Net loss	—	—	—	—	—	—	—	(2,344)	(2,344)
Stock-based compensation expense	—	—	—	—	—	—	336	—	336
Issuance of common stock and warrants in direct registered offering, net of issuance costs of $634 (Note 5)	—	—	—	—	3,646,690	37	1,390	—	1,427
Balance, June 30, 2022	—	$—	200,000	$2	21,880,169	$220	$105,180	$(101,191)	$4,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2021	11,674,131	$9,503	—	$—	2,774,502	$28	$51,965	$(72,056)	$(20,063)
Net loss	—	—	—	—	—	—	—	(31,746)	(31,746)
Issuance of common stock to vendor	—	—	—	—	118,833	1	1,183	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of LBS Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	5,303,568	53	(53)	—	—
Conversion of LBS Series C Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	317,420	3	9,500	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	2,884,375	29	28,699	—	28,728
Acquisition of Seneca Series A Convertible Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Restricted stock units vested upon Merger	—	—	—	—	—	—	41	—	41
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	495	—	495
Balance, June 30, 2021	—	$—	200,000	$2	11,398,698	$114	$94,242	$(103,802)	$(9,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2022
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	200,000	$2	14,239,177	$143	$101,862	$(94,642)	$7,365
Net loss	—	—	—	—	—	—	—	(6,549)	(6,549)
Stock-based compensation expense	—	—	—	—	—	—	694	—	694
Issuance of common stock upon warrant exercises	—	—	—	—	3,994,302	40	1,234	—	1,274
Issuance of common stock and warrants in direct registered offering, net of issuance costs of $634 (Note 5)	—	—	—	—	3,646,690	37	1,390	—	1,427
Balance, June 30, 2022	—	$—	200,000	$2	21,880,169	$220	$105,180	$(101,191)	$4,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(35,776)	(35,776)
Issuance of common stock to vendor	—	—	—	—	118,833	1	1,183	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of LBS Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	5,303,568	53	(53)	—	—
Conversion of LBS Series C Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	317,420	3	9,500	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	2,884,375	29	28,699	—	28,728
Acquisition of Seneca Series A Convertible Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Restricted stock units vested upon Merger	—	—	—	—	—	—	41	—	41
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	1,064	—	1,064
Balance, June 30, 2021	—	$—	200,000	$2	11,398,698	$114	$94,242	$(103,802)	$(9,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021

Net loss	$(6,549)	$(35,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
In-process research and development	—	30,117
Noncash transaction costs shared with Seneca	—	(135)
Noncash lease expense	94	80
Gain on forgiveness of PPP loan	—	(279)
Accretion of debt discount and non-cash interest expense	—	2,203
Loss on issuance of LBS Series 1 Preferred Stock	—	1,881
Loss on issuance of secured debt	—	686
Loss on issuance of warrants	1,110	1,574
Change in fair value of warrant liabilities	(2,018)	(5,175)
Change in fair value of share liability	—	(73)
Stock-based compensation	694	1,064
RSU vesting expense	—	41
Other	(213)	(183)
Changes in operating assets and liabilities:
Other receivables	—	25
Prepaid and other assets	228	(1,294)
Accounts payable and accrued liabilities	170	(2,133)
Accrued compensation	(435)	(1,518)
Operating lease liabilities	(96)	(79)
Net cash used in operating activities	(7,014)	(8,972)
Cash flows from investing activities:
Cash acquired in connection with the Merger	—	3,279
Acquisition related costs paid	—	(2,985)
Net cash provided by investing activities	—	294
Cash flows from financing activities:
Payments on debt	(260)	(285)
Proceeds from issuance of debt	—	1,250
Proceeds from issuance of LBS Series 1 Preferred Stock	—	19,900
Proceeds from issuance of common stock and warrants	1,775	—
Redemption of warrants	—	(99)
Payment of equity issuance costs	(16)	—
Payment of debt issuance costs	—	(148)
Net cash provided by financing activities	1,499	20,618
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,515)	11,940
Cash, cash equivalents and restricted cash, beginning of period	10,521	739
Cash, cash equivalents and restricted cash, end of period	$5,006	$12,679
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	4,980	12,653
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$5,006	$12,679
Supplemental disclosure of cash flows:
Interest paid	$5	$50
Right-of-use assets obtained in exchange for lease liabilities	$355	$—
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$332	$—
Issuance of common stock for the cashless exercise of warrants	$1,274	$—
Fair value of warrants issued to placement agent	$55	$—
Insurance financing arrangements included in prepaid and other assets	$784	$839
Acquisition related costs included in accounts payable and accrued liabilities	$—	$367
Transaction costs shared with Seneca	$—	$135
Acquisition costs related to stock issuance	$—	$1,184
Issuance of common stock to former Seneca stockholders	$—	$28,728
Conversion of LBS Series C Preferred stock into common stock	$—	$9,503
Net assets acquired in the Merger	$—	$2
Acquisition related vesting of RSU’s assumed in the Merger	$—	$41
Acquisition related fair value change in warrant liability assumed in the Merger	$—	$51

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

Description of Business

The Company is a clinical stage biopharmaceutical company advancing therapies that aim to aid patients suffering with acute and chronic gastrointestinal complications stemming from post-operative digestive enzyme damage. The Company's lead asset LB1148, is a protease inhibitor with the potential to both reduce abdominal adhesions and help restore bowel function following surgery. The Company believes that its investigational therapies have the potential to address the myriad of health conditions and complications associated with the chronic disruption to the gastrointestinal epithelial barrier.

Liquidity and Going Concern

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At June 30, 2022, the Company had an accumulated deficit of $101.2 million and cash and cash equivalents of $5.0 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. Management anticipates continuing to raise additional capital from the sale of its securities or through agreements, such as entering into potential partnering events for Company’s existing technology. However, no assurance can be given as to whether the Company will achieve these objectives. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 5, Stockholders' Equity, for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

COVID-19

In April 2020, as a result of impacts and risks associated with the COVID-19 pandemic (COVID-19), the Company paused enrollment and program activities surrounding the Company’s clinical trials of its lead therapeutic candidate, LB1148. Clinical trials of LB1148 have re-started in February 2022 and in June 2022, the Company initiated its phase 3 return of bowel function clinical study. Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148. Depending on the rate of the local and global supply chain recovery from the impact of the COVID-19 pandemic, the Company's suppliers could continue to be adversely impacted, which may result in delays or disruptions in the Company's current or future supply chain.

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

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings. As of June 30, 2022, deferred equity issuance costs of $263,000 were included in prepaid and other assets in the condensed consolidated balance sheet. There were no deferred equity issuance costs as of December 31, 2021. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives, or contain features that qualify as embedded derivatives, or otherwise require liability classification under U.S. GAAP. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, including Monte-Carlo simulations. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

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

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value each balance sheet date with the offset adjustments recorded in change in fair value of warrant liability within the condensed consolidated statements of operations. If the terms of a common stock warrant previously classified as a liability are amended and pursuant to such amendment meet the requirements to be classified as equity, the common stock warrants are reclassified to equity at the fair value on the date of the amendment and are not subsequently remeasured. Common stock warrants classified as equity are recorded on a relative fair value basis when they are issued with other equity classified financial instruments.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of June 30, 2022 and December 31, 2021, the Company has accrued for $132,000 and $158,000, respectively, in clinical trial expenses for which services have been provided but payment has not yet occurred. Clinical trial expenses are included in research and development expenses in the condensed consolidated statements of operations.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Certain of the Company's outstanding warrants (See Note 6) contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. These warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position. When in a net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

As the Company was in a net loss position for all periods presented, basic and diluted loss per common share for the three and six months ended June 30, 2022 and 2021 were calculated under the if-converted and treasury stock methods. For the three and six months ended June 30, 2022, basic and diluted loss per common share were the same as all common stock equivalents were anti-dilutive for both periods. Certain of the Company's liability classified warrants were dilutive in the second quarter of 2021 resulting in a dilutive impact for the three and six months ended June 30, 2021.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net loss per common share:
Net loss attributable to common shares - basic	$(2,344)	$(31,746)	$(6,549)	$(35,776)
Weighted average shares used in calculating basic loss per share	20,294,652	8,831,517	18,281,788	5,803,010
Basic net loss per common share	$(0.12)	$(3.59)	$(0.36)	$(6.17)

Diluted net loss per common share:
Net loss	$(2,344)	$(31,746)	$(6,549)	$(35,776)
Change in fair value of warrants	—	(5,119)	—	(5,119)
Net loss attributable to common shares - diluted	$(2,344)	$(36,865)	$(6,549)	$(40,895)
Weighted-average shares outstanding	20,294,652	8,831,517	18,281,788	5,803,010
Effect of potentially dilutive securities	—	152,681	—	76,341
Weighted average shares used in calculating diluted loss per share	20,294,652	8,984,198	18,281,788	5,879,351
Diluted net loss per common share	$(0.12)	$(4.10)	$(0.36)	$(6.96)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	June 30,
	2022	2021
Stock options	2,656,455	802,455
Warrants for common stock	9,213,008	851,168
Series A Convertible Preferred Stock	6,479	6,479
Restricted Stock Units Outstanding	—	8,817
Total	11,875,942	1,668,919

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU- 2020-06"), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher stockholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this standard on January 1, 2022 and determined that it had no impact on the accounting for its liability-classified warrants as of the date of adoption.

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

3. Balance Sheet Details

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued accounts payable	$780	$195
Accrued clinical trial costs	132	158
Accrued director stipends	111	110
Accrued other	11	—
	$1,034	$463

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$1,818	$1,408
Other receivables	20	150
Prepaid subscriptions and fees	212	215
Prepaid software licenses	101	78
Deposits	21	26
Deferred equity issuance costs	263	—
Prepaid other	—	2
	$2,435	$1,879

4. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair values, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the condensed consolidated statement of operations.

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the "Investor") pursuant to which, among other things, warrants to purchase 858,892 shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”) were issued.

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase 4,995,893 shares of common stock at an exercise price of $4.70 per share (the “May 2021 Warrants”). In June 2021, pursuant to the reset provisions of the Securities Purchase Agreement, the number of shares of common stock underlying the May 2021 Warrants increased to 5,303,568 shares and the exercise price was reduced to $3.88 per share. All of the outstanding May 2021 Warrants were exercised in exchange for 5,303,568 shares of the

Company's common stock in a series of exercises by the Investor. As of June 30, 2022, there are no May 2021 Warrants outstanding.

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

As of June 30, 2022, the fair value of the Senior Secured Promissory Note Warrants in the amount of approximately $45,000 was determined using a Black-Scholes valuation model that used the following assumptions: (i) a stock price of $0.41, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 3.00 percent, (iv) an estimated contractual term of 4.1 years, (v) volatility of 74.6%, and (vi) a zero percent dividend rate.

As of June 30, 2022, the fair value of the January 2022 Warrants in the amount of $0.3 million was determined using a Monte Carlo simulation model that used the following assumptions: (i) a starting stock price of $0.40, (ii) an expected re-levered volatility of 90.7 percent; (iii) an estimated risk-free rate of 3.01 percent, (iv) estimated contractual terms of approximately 5.08 years, and (v) a zero percent dividend rate.

As of June 30, 2022, the fair value of the July 2021 Warrants in the amount of $0.1 million was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $0.40, (ii) an expected re-levered volatility of 93.8 percent; (iv) an estimated risk-free rate of 3.01 percent, (v) estimated contractual terms of approximately 4.56 years, and (vi) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant Liabilities	2022	2021	2022	2021
Fair value at beginning of period	$1,694	$3,620	$2,651	$1,830
Initial fair value at the original issuance date	—	21,914	1,110	23,746
Equity classified warrant put feature activated	—	51	—	51
Change in fair value during the period	(1,225)	(5,133)	(2,018)	(5,175)
Fair value of warrants exercised	—	—	(1,274)	—
Seneca liability classified warrants assumed	—	200	—	200
Expiration of equity classified warrant put feature	—	(27)	—	(27)
Settlement of liability-classified warrants	—	(99)	—	(99)
Fair value at end of period	$469	$20,526	$469	$20,526

At December 31, 2020, Seneca had certain common stock purchase warrants that were originally issued in connection with May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for 7,813 of these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants were valued using a Black-Scholes option pricing model. The gains resulting from the changes in the fair value of the liability classified warrants are classified as a gain on change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

In connection with the May 2022 Registered Direct Offering (see Note 5, Stockholders' Equity), the Company issued warrants to purchase up to 3,646,690 shares of its common stock and warrants to purchase up to 218,801 shares of the Company's common stock that were issued to the placement agent. All of these warrants were classified as equity as of the date of issuance of May 10, 2022.

5. Stockholders’ Equity

Classes of Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value common stock and 7,000,000 shares of $0.01 par value preferred stock of which 200,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"). Each share of common stock shall entitle the holder thereof to one (1) vote on each matter submitted to a vote at a meeting of stockholders. As of June 30, 2022, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 is convertible into 6,479 shares of common stock.

Prior to the completion of the Merger, LBS was authorized to issue 6,797,500 shares of $0.01 par value common stock and 33,594,625 shares of $0.001 par value Series C Convertible Preferred Stock. In connection with the Merger, the issued and outstanding Series C Convertible Preferred Stock shares in the amount of 11,674,131 were converted to 317,420 shares of the Company's common stock.

May 2022 Registered Direct Offering

On May 6, 2022, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “May 2022 Registered Direct Offering”), an aggregate of 3,646,690 shares of its common stock, par value $0.01 per share, at a purchase price per share of $0.55 and, in a concurrent private placement, also agreed to sell and issue to such purchasers warrants (the “May 2022 Purchase Warrants”) to purchase up to 3,646,690 shares of common stock at an exercise price of $0.7105 per share.

In connection with the May 2022 Registered Direct Offering and concurrent private placement transaction, the Company engaged a placement agent. The Company issued placement agent warrants (“May 2022 Placement Agent Warrants”) to purchase an aggregate of 218,801 shares of its common stock. The May 2022 Placement Agent Warrants have an exercise price of $0.7105 per share. The May 2022 Placement Agent Warrants and the May 2022 Purchase Warrants are referred to collectively as the May 2022 Warrants.

The aggregate net proceeds from the May 2022 Registered Direct Offering of $1.4 million consisted of aggregate consideration of $2.0 million less equity issuance costs of approximately $0.6 million. The fair value of the May 2022 Placement Agent Warrants was recognized as an equity issuance cost.

The shares of common stock (but not the warrants or the shares of common stock underlying such warrants) offered in the Registered Offering were offered and sold by the Company pursuant to a "shelf" registration statement on Form S-3, including a base prospectus, previously filed with and declared effective by the SEC on April 26, 2022. The May 2022 Warrants and shares of common stock underlying such warrants were later registered for resale on a separate registration statement on Form S-1.

August 2022 Public Offering

On August 12, 2022, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell, in a registered public offering (the “August 2022 Public Offering”), (i) 42,160,000 shares of common stock, (ii) 1,460 shares of Series B convertible preferred stock, (iii) 48,000,000 Series 1 Warrants with an exercise price of $0.25 per share and a term of one year following the issuance date, and (iv) 48,000,000 Series 2 Warrants with an exercise price of $0.25 per share and a term of five years following the issuance date. The price per share of common stock, Series 1 Warrant and Series 2 Warrant is $0.25. The price per share of Series B convertible preferred stock, Series 1 Warrant to purchase 4,000 shares of common stock and Series 2 Warrant to purchase 4,000 shares of common stock is $1,000. The warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants. The pricing of the August 2022 Public Offering is for gross proceeds of $12.0 million and net proceeds of approximately $10.5 million after deducting estimated equity issuance costs of approximately $1.5 million. The closing of the August 2022 Public Offering is subject to the satisfaction or waiver of customary closing conditions.

6. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities are included in non-current liabilities. The warrants have an exercise price ranging from $0.55 to $694.80 per share and generally expire between five and ten years after the date of issuance. The Company had common stock warrants outstanding of 9,213,008 and 7,181,741, at June 30, 2022 and December 31, 2021, respectively.

January 2022 Waiver Agreement

On January 31, 2022, the Company and the Investor entered into the January 2022 Waiver Agreement (See Note 4, Fair Value Measurements). In addition to irrevocably waiving any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants, the January 2022 Waiver Agreement also includes agreement by the parties to, among other things, (i) restrict the Investor's ability to sell the Company's securities through a "leak out" provision whereby sales are restricted by applying a volume limitation, (ii) shorten the notice period for the Investor’s participation rights related to certain future securities offerings, (iii) restrict the Company’s ability to conduct a primary offering of its securities for a specified period of time, and (iv) provide registration rights for the shares underlying the January 2022 Warrant.

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

May 2021 Warrant Exercises

In the three months ended March 31, 2022, the Investor exchanged the remaining 3,994,302 May 2021 warrants into shares of the Company’s common stock in cashless exercises. Following these exercises, the May 2021 Warrants were fully exercised. As of June 30, 2022, there are no May 2021 Warrants outstanding.

May 2022 Warrants

In connection with the May 2022 Registered Direct Offering (see Note 5, Stockholders' Equity), the Company issued the May 2022 Purchase Warrants. The May 2022 Purchase Warrants are not exercisable until six months following the date of issuance and expire five and a half years from the date of issuance. The May 2022 Purchase Warrants were classified as equity. Concurrently, the Company issued the May 2022 Placement Agent Warrants. The May 2022 Placement Agent Warrants are not exercisable until six months following the date of issuance and expire five years from the date of issuance.

The following table summarizes warrant activity for the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2021	7,181,741	$5.96	4.45
Granted	6,115,491	$0.85	5.24
Exercised	(3,994,302)	$3.88	4.11
Forfeited, expired or cancelled	(89,922)	$80.72	—
Warrants outstanding, June 30, 2022	9,213,008	$2.74	4.79

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

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2021 EIP Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of June 30, 2022, there were 602,414 shares of the Company's common stock available for issuance under the 2021 EIP Plan.

Also in April 2021, the Company stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. The maximum number of shares of the Company’s common stock available for issuance under the 2021 ESPP will not exceed 693,500 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of June 30, 2022, there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the board of directors adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant share-based awards to individuals not previously employed by the Company, as an inducement to join the Company. Subject to certain changes in the capitalization of the Company, as provided in the 2021 Inducement Plan document, the aggregate number of shares of the Company's common stock that may be issued under the 2021 Inducement Plan will not exceed 750,000 shares of common stock. As of June 30, 2022, there are 360,000 shares of the Company's common stock available for issuance under the 2021 Inducement Plan.

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

The fair value of options granted in the six months ended June 30, 2022 and June 30, 2021 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Six Months Ended June 30,
	2022	2021
Weighted-average exercise price per share	$0.89	$17.72
Weighted-average expected term (years)	5.81	5.00
Weighted-average risk-free interest rate	2.17%	0.88%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	73.70%	76.05%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,956,855	$7.32	8.12	$—
Granted	699,600	0.89	9.69	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	—	—	—	—
Outstanding at June 30, 2022	2,656,455	5.63	8.36	—
Vested and expected to vest at June 30, 2022	2,656,455	5.63	8.36	—
Exercisable at June 30, 2022	1,145,598	$10.78	6.83	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $0.58 per share. The fair value of the options vested during six months ended June 30, 2022 was approximately $0.7 million.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development expense	$59	$49	$111	$323
General and administrative	277	446	583	741
Total	$336	$495	$694	$1,064

As of June 30, 2022, the unrecognized compensation cost related to outstanding options was $1.6 million which was expected to be recognized over a weighted-average period of approximately 2.09 years.

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

8. Collaborations and License Agreements

Co-Development and Distribution Agreement with Newsoara

LBS has entered into a co-development and distribution agreement with Newsoara Biopharma Co., Ltd. (“Newsoara”), a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”). Pursuant to the Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include the Company's lead drug candidate, LB1148. The right includes the right to grant sublicenses to third parties, subject to LBS’ written consent, provided that both parties agreed that Newsoara would be permitted to use a certain partner for development purposes. The Co-Development Agreement obligates Newsoara to initially use LBS as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory. During the term of the Co-Development Agreement, Newsoara may request to manufacture the Licensed Product in the Territory, subject to satisfying certain conditions to LBS' reasonable satisfaction. LBS is obligated to approve Newsoara manufacturing rights without undue refusal or delay.

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patents rights, and royalties paid by Newsoara third parties. To date, Newsoara has met all of its payment obligations under the Co-Development Agreement. For the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

The Co-Development Agreement will expire upon the later of the expiration date of the last valid claim of any licensed patent covering the Licensed Products in the Territory. In addition, the Co-Development Agreement can be terminated (i) by either party for the other party’s material breach that remains uncured for a specified time period after written notice or for events related to the other party’s insolvency, (ii) by LBS if Newsoara challenges or attempts to interfere with any licensed patent rights and, (iii) by Newsoara for any reason upon specified prior written notice.

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. The licensed assets are related to the Company’s products and assays under development. Along with the one-time license issue fees paid, the Regents are entitled to annual license maintenance fees in the mid-four digit dollar range per license until such time that the Company is commercially selling a licensed product. In addition, the Company is obligated to make payments under each of the respective licenses upon the achievement of certain development, regulatory, and commercial milestones, as well as tiered and minimum annual sales royalties.

In conjunction with the Co-Development Agreement with Newsoara, the Company is obligated to pay the Regents a portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payments received. As of June 30, 2022 and December 31, 2021 sublicensing payables of approximately $58,000 and $81,000, respectively, were included in accounts payable.

9. Commitments and Contingencies

Corporate Office Lease

On May 12, 2022, the Company entered into a new, non-cancelable facility operating lease (the "Corporate Office Lease") of office space for its corporate headquarters, replacing its existing corporate headquarters lease that expired on July 31, 2022. The Corporate Office Lease is for 2,747 square feet of an office building in Carlsbad, California. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the Corporate Office Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option.

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. The Corporate Office Lease is subject to conditional abatement of fifty percent (50%) of such base rent during the second, third and fourth full calendar months of the initial lease term, as set forth in the lease agreement, as well as a $28,000 tenant improvement allowance.

The Corporate Office Lease is also subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. This additional variable rent expense is not estimable at lease inception. Therefore, it is excluded from the Company’s straight-line expense calculation at lease inception and is expensed as incurred.

In conjunction with the commencement of the Corporate Office Lease on June 1, 2022, the Company recognized an operating right-of-use asset in the amount of $355,000 and a current and noncurrent operating lease liability of $83,000 and $272,000, respectively, calculated using a discount rate of 10.75%. As of June 30, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $430,000, less imputed interest of $66,000, will be paid over the remaining lease term of approximately 3.2 years.

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of $59,000 and $108,000 in the three and six months ended June 30, 2022, respectively. The Company recognized operating lease expense associated with its previous corporate headquarters lease of $49,000 and $98,000 in the three and six months ended June 30, 2021, respectively.

Maturities of the Company's operating lease liabilities as of June 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$76
2023	133
2024	138
2025	83
Total operating lease payments	430
Less: imputed interest	(66)
Total operating lease obligations	$364

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of June 30, 2022 and December 31, 2021, the aggregate remaining balance under the Company's insurance financing arrangements was $0.6 million and $0.1 million, respectively.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2022, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

10. Related Party Transactions

Yuma Regional Medical Center

On August 19, 2021, the Company issued to Yuma Regional Medical Center ("Yuma"), a related party, a warrant to purchase up to 377,474 shares of Common Stock at a price of $3.45 per share, subject to certain adjustments (the "August 2021 Warrants"). The August 2021 Warrants, which have been registered for resale, are immediately exercisable and have an expiration date of August 26, 2026.

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $111,250 and $110,000 as of June 30, 2022, and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, the Company's in-licensing/acquisition strategy, the Company's out-licensing sales strategy, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, financing or funding sources, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve the Company's expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, and in the Company's subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post-Merger. Also, any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” or “Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Series C Preferred Stock” refers to the Series C Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (June 30, 2022), unless another date is specified.

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
•
Results of Operations — Analysis of the Company's financial results comparing the three and six months ended June 30, 2022 and 2021.
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

Our pipeline of LB1148(1) is illustrated in this chart:

* Anticipated

(1) Commercial right to LB1148 in Greater China (excluding Taiwan) have been out-licensed to Newsoara - Newsoara received clearance from the National Medical Products Administration ("NMPA") to conduct Phase 3 in China in May 2022. Study costs will be paid by Newsoara.

We are initially developing LB1148 to be administered to patients prior to major surgeries that risk disrupting the intestinal mucosal barrier. On July 29, 2021, we and our co-development partner Newsoara announced topline Phase 2 clinical trial data demonstrating that LB1148 had a statistically significant (p<0.001) effect in accelerating the return of bowel function in patients undergoing elective bowel resection surgery.

Results from the trial include:

•
A 1.1-day improvement in GI recovery in patients receiving LB1148 vs placebo. The median time to return of bowel function was 2.77 days in patients treated with LB1148 and 3.83 days in those receiving placebo (hazard ratio = 1.886; p<0.001).
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

We and Newsoara are advancing LB1148 to Phase 3 clinical trials for accelerating the return of bowel function for major surgical indications. As announced on March 22, 2022, we received the “Study May Proceed” letter from the U.S. Food and Drug Administration ("FDA") for a randomized, double-blind, parallel-group, placebo-controlled Phase 3 clinical trial evaluating LB1148 to accelerate the return of bowel function in adult patients undergoing bowel/abdominal surgery. The clinical trial will enroll approximately 600 subjects undergoing a scheduled bowel resection surgery that will include either laparotomy or laparoscopic surgical approaches. On June 29, 2022, we announced the initiation of a Phase 3 study evaluating LB1148 to accelerate the return of bowel function in adult patients undergoing gastrointestinal surgery.

On May 5, 2022, in partnership with Newsoara, we announced clearance from the Center for Drug Evaluation ("CDE") of the NMPA of the People’s Republic of China to commence a randomized, multi-center, double-blind Phase 3 clinical trial evaluating LB1148 to accelerate the return of bowel function following abdominal surgery. As described in the existing licensing agreement, Newsoara is responsible for development costs of LB1148 in China.

Adhesion prevalence is reported to be >90% in patients who have abdominal surgery and represents a significant contribution to serious complications such as small bowel obstruction, infertility, chronic abdominal pain, subsequent surgery, and other morbidities. On March 16, 2022, we announced data from a pooled-analysis of studies LBS-IST-POI-101 and LBS-POI-201-CN (PROFILE-CN) at the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2022 Annual Meeting. The results from the pooled analysis showed that 8/9 (89%) of subjects in the placebo group versus 2/8 (25%) in the LB1148 group had adhesions observed during a second follow-up surgery, representing a relative risk reduction of 72% (p = 0.0152). The mean total adhesion score which measures both the extent and severity of adhesions was 1.0 (8/8) for LB1148 and 14.3 (129/9) for placebo, representing relative risk reduction of 93% (p = 0.0162). We believe the reduction in the incidence of post-surgical intra-abdominal adhesions as well as the reduction in the extent and severity of adhesions provides preliminary evidence of the clinically meaningful efficacy of LB1148 to reduce post-surgical adhesions when compared to placebo. LB1148 has received Fast Track designation from the FDA for reduction of adhesions following abdominal and pelvic surgery.

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

As announced on March 24, 2020, a randomized, double-blind, parallel, placebo-controlled Phase 2 investigator-sponsored clinical trial of LB1148 in 120 patients undergoing coronary artery bypass grafting and/or heart valve replacement surgery requiring cardiopulmonary bypass was completed. Patients were randomized to receive LB1148 or placebo in conjunction with surgery. The trial’s primary endpoint was time to return of bowel function. Secondary endpoints include Intensive Care Unit (“ICU”) length of stay, hospital length of stay, organ function changes, inflammatory response and glucose control. LB1148 provided an approximately 30% improvement in the time to normal bowel function following cardiovascular (“CV”) surgery (p<0.001) compared to placebo. The treatment group also had an average 0.6-day shorter length of stay in the ICU and an average 1.1-day shorter hospital stay. Generally, treatment with LB1148 was well tolerated. Adverse events were similar between the treatment groups and not considered unexpected for the subject population. None of the adverse events or serious adverse events reported were considered drug-related by the sponsor-investigator. One of the primary factors in discharging patients from the hospital following surgery is the return of bowel function. LB1148 has been granted Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis (“NEC”), etc.) associated with gut hypoperfusion injury in pediatric patients who have undergone congenital heart disease repair surgery.

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

We believe that LB1148, if successfully developed and approved, may have the ability to become a suitable treatment option across a broad range of acute and chronic conditions associated with GI barrier dysfunction.

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

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive that holder’s pro rata share of 80% of the net proceeds, subject to certain conditions (“CVR Payment Amount”), if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). Additionally, pursuant to the terms of the CVR agreement (“CVR Agreement”), CVR Holders are only entitled to participate in their pro-rata share of net proceeds which we receive during the 48-month period following the closing of the Merger. As discussed below, we entered into an Asset Transfer Agreement to potentially monetize one Legacy Technology whereby the licensee purchased the assets underlying the 189 License (as defined below). We are unable to determine if we will be successful in the sale or licensing of any of the remaining Legacy Technology. In the event we are not able to sell or license the remaining Legacy Technology, or the CVR Payment Amount is not greater than the minimum amount requiring distribution pursuant to the terms of the CVR Agreement, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless.

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

NSI-566

We engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. As of August 12, 2022, we do not have sufficient information to determine if the Company will be successful in the sale or licensing of NSI-566.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K, include the discussion of estimates used for accrued research and development expenses, share-based compensation, derivative financial instruments, and common stock fair value. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

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
•
regulatory expenses.

The Company’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, Contract Research Organizations ("CROs"), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its preclinical development, process development, manufacturing, clinical development, and regulatory activities. The Company does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. The Company primarily uses internal resources to conduct its research as well as for managing its preclinical development, process development, and clinical development activities.

The Company's research and development expenses were $1.3 million in the second quarter of 2022 and $2.3 million in the first half of 2022, which, excluding the in-process research and development charge incurred in the second quarter of 2021, represents as significant increase over the comparative prior year periods both in amount and as a percentage of the Company's overall operating expenses in such periods. The Company expects research and development expenses to continue to increase in the second half 2022 as it executes on its clinical development plan for LB1148. Accordingly, management expects research and development expense will become a larger percentage of the Company's overall operating expenses in future quarters. In particular, the Company expects the costs associated with investigative clinical trial sites that conduct research and development activities on the Company's behalf to increase as it accepts new sites and new patients into its clinical trials. Similarly, the Company expects the vendor expenses related to the execution of clinical trials to continue to increase in the remainder of 2022, as well as costs related to the development and manufacture of LB1148.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, consulting, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses. The Company's general and administrative expenses of $2.3 million in the second quarter of 2022 and $5.2 million in the first half of 2022 included higher-than-normal costs associated with professional fees, investor and public relations fees, and recruiting fees. Although difficult to predict given the timing of certain expenditures, management expects general and administrative expenses in the second half of 2022 will be lower than what they were in the first half of 2022.

Going Concern

The Company’s management has disclosed in Note 1 to the financial statements included herein that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the filing date of this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing during the first half of 2023 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

COVID-19

The COVID-19 pandemic resulted in quarantines, restrictions on travel and other business and economic disruptions, and had a negative impact on the Company's ability to conduct clinical trials of its lead drug candidate, LB1148. The Company has restarted clinical trials in February 2022 and in June 2022, the Company initiated the phase 3 return of bowel function clinical trial. Supply chain constraints associated with the COVID-19 pandemic have impacted the availability of the components needed in the manufacture of LB1148 and, depending on the length of the supply chain recovery from the COVID-19 pandemic, could impact the components and production capacity required for a commercial scale-up of LB1148. The Company believes it has sufficient supply or plans for supply to meet its clinical and nonclinical development needs through the remainder of 2022. The Company will continue to actively evaluate the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and its investment policies regarding cash as well as the long-term effects in the medical and drug development fields.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes the Company's results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses
Research and development	$1,317	$314	$1,003	319%
In-process research and development	—	30,117	(30,117)	n/a
General and administrative	2,255	2,427	(172)	(7)%
Total operating expenses	3,572	32,858	(29,286)	(89)%
Loss from operations	(3,572)	(32,858)	29,286	(89)%
Other income (expense):
Gain on change in fair value of warrant liability	1,225	5,133	(3,908)	(76)%
Gain on change in fair value of share liability	—	73	(73)	n/a
Interest expense	(5)	(655)	650	(99)%
Other income	8	16	(8)	(50)%
Loss on issuance of LBS Series 1 Preferred Stock	—	(1,881)	1,881	n/a
Loss on issuance of warrants	—	(1,574)	1,574	n/a
Total other income	1,228	1,112	116	10%
Net loss	$(2,344)	$(31,746)	$29,402	(93)%

Research and Development Expenses

The increase in research and development expenses of approximately $1.0 million, or 319%, from $0.3 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022 is a result of the restart of the Company's LB1148 phase 2 clinical study of the prevention of post-surgical abdominal adhesions and the initiation of its phase 3 clinical study of the accelerated return of bowel function following gastrointestinal ("GI") surgery. The Company plans to complete enrollment in the phase 2 clinical study for the prevention of post-surgical abdominal adhesions in the fourth quarter of 2022, with the majority of the $0.2 million increase in clinical operations expenses in the second quarter of 2022 compared to the second quarter of 2021 the result of related investigator site activations and clinical vendor charges. The phase 3 study to accelerate the return of bowel function following GI surgery, which initiated in the U.S. at the end of June 2022 and screened its first patient at the end of July 2022, also contributed to the increased clinical operations expenses as well as an increase in regulatory expenses quarter over quarter. Manufacturing-related costs associated with the production and packaging of LB1148 increased $0.2 million in the three months ended June 30, 2022 compared to the same period last year, primarily due to scale up, and process and analytical method optimization occurring in the second quarter of 2022. Also, to support the ramp up of clinical trial activity, employee headcount and consultant and contract labor within research and development was up compared to last year, which contributed to a $0.6 million increase in payroll and employee-related research and development expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

In-process research and development

In connection with the Merger, the Company recognized an in-process research and development expense of $30.1 million for the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased from $2.4 million for the three months ended June 30, 2021 to $2.3 million for the three months ended June 30, 2022. Net payroll and employee-related costs and consulting and contract labor costs increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Investor relations and shareholder costs increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the timing of the annual shareholder meeting being held in the second quarter of 2022 as opposed to the fourth quarter of last year. These increases were more than offset by lower stock-based compensation expense of $0.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and lower expenses associated with the winddown of Seneca operations that were incurred in the three months ended June 30, 2021.

Other income (expense)

Other income, net, increased by $0.1 million, or 10%, to $1.2 million for the three months ended June 30, 2022 from $1.1 million for the three months ended June 30, 2021. Other income, net, for the three months ended June 30, 2022 consists primarily of a $1.2 million non-cash gain associated with the revaluation of liability-classified warrants in the period. Other income, net, for three months ended June 30, 2021 consists of a $5.1 million non-cash gain associated with the revaluation of liability-classified warrants in the period and a $0.1 million gain on the change in the fair value of a share liability owed to a former Seneca shareholder, partially offset by a $1.9 million loss recognized on the issuance of LBS Series 1 Preferred Stock, a $1.6 million non-cash loss on the issuance of warrants, and a $0.7 million in interest expense associated with the pre-Merger senior secured promissory notes.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes the Company's results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses
Research and development	$2,276	$1,006	$1,270	126%
In-process research and development	—	30,117	(30,117)	n/a
General and administrative	5,184	3,688	1,496	41%
Total operating expenses	7,460	34,811	(27,351)	(79)%
Loss from operations	(7,460)	(34,811)	27,351	(79)%
Other income (expense):
Gain on forgiveness of PPP loan	—	279	(279)	n/a
Loss on issuance of secured debt	—	(686)	686	n/a
Gain on change in fair value of warrant liability	2,018	5,175	(3,157)	(61)%
Gain on change in fair value of share liability	—	73	(73)	n/a
Interest expense	(6)	(2,367)	2,361	(100)%
Other income	9	16	(7)	(44)%
Loss on issuance of LBS Series 1 Preferred Stock	—	(1,881)	1,881	n/a
Loss on issuance of warrants	(1,110)	(1,574)	464	(29)%
Total other income (expense)	911	(965)	1,876	194%
Net loss	$(6,549)	$(35,776)	$29,227	(82)%

Research and Development Expenses

The increase in research and development expenses of approximately $1.3 million, or 126%, from $1.0 million for the six months ended June 30, 2021, to $2.3 million for six months ended June 30, 2022 was primarily attributable to the Company's increased clinical trial activities in the first half of 2022, compared to the same period last year. In the first quarter of 2022, the Company's clinical trial activities, which had been virtually halted going into the first half of 2021 due to the COVD-19 pandemic, continued to increase as the Company proceeded with its phase 2 study of the prevention of post-surgical abdominal adhesions and initiated its phase 3 postoperative return of bowel function study for which a first patient in was achieved in July 2022. Clinical research costs were $0.4 million higher for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, and regulatory costs were higher by $0.2 million concurrent with the Company receiving phase 3 clearance for its postoperative return of bowel function study. Also contributing to the increase was higher drug manufacturing-related costs of $0.3 million. The increase drug manufacturing-related costs in the six months ended June 30, 2022, compared to the six months ended June 30, 2021 was primarily due to the scale up, and process and analytical method optimization associated with the production and packaging of LB1148. Net research and development employee-related costs, and consulting and contract labor costs increased by $0.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In the current period, increased payroll and benefits and contract labor costs, which increased in line with increased headcount and clinical activities, were offset by a decrease in stock based compensation expense and separation-related costs in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The separation-related costs recognized in the six months ended June 30, 2021 were associated with Company’s former Chief Development Officer, who was terminated in February 2021.

In-process research and development

In associated with the Merger, the Company recognized an in-process research and development expense of $30.1 million for the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.5 million, or 41%, from $3.7 million for six months ended June 30, 2021 to $5.2 million for the six months ended June 30, 2022. The increase was partially related to higher general and administrative expenses associated with operating as a public company for the full six-month period, as compared to the two-month post-Merger period that the Company's accounting predecessor, LBS, was public in the six months ended June 30, 2021. Related to this, accounting and legal costs associated with regulatory, compliance and governance fees were higher by $0.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, investor relations and shareholder services costs were higher by $0.4 million, and insurance costs associated with being a public company were $0.3 million higher. Also contributing to the increase in general and administrative expenses in the first half of 2022 compared to the first half of 2021 was a $0.3 million net increase in net payroll and employee-related costs coinciding with the increased staffing needs after becoming a public company and expected staffing needs in line with the execution of the Company's strategy and operating plan. Finally, increases in recruiting fees, professional conference and meeting fees, and licensing fees for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were offset by a $0.2 million decrease in stock-based compensation.

Other income (expense)

Other income (expense), net increased by $1.9 million to other income, net, of $0.9 million for the six months ended June 30, 2022 from other expense, net, of $1.0 million for the six months ended June 30, 2021. The six months ended June 30, 2021 included net other expenses of $2.2 million for which there were no comparable expenses in the first half of 2022, including: (i) a $1.9 million loss recognized on the issuance of LBS Series 1 Preferred Stock, (ii) a $0.7 million non-cash loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt, (iii) a $0.3 million gain on the forgiveness of the Company's Paycheck Protection Program ("PPP") loan, and (iv) a $0.1 million gain on the change in the fair value of a share liability owed to a former Seneca shareholder.

The six months ended June 30, 2022 includes a $2.0 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022 (the "Effective Date"), the Company entered into an agreement to irrevocably waive any adjustment to the exercise price of the certain warrants held by an investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the related warrants (the "January 2022 Waiver Agreement") (see Note 6 to the notes the financial statements). As consideration for this waiver, pursuant to the January 2022 Waiver Agreement, the Company issued the investor 2,250,000 warrants (the "January 2022 Warrants"). The January 2022 Warrants are exercisable beginning six months following the Effective Date. The exercise price for the January 2022 Warrants is $1.10 (the closing price of the Company’s common stock on January 28, 2022). The $1.1 million non-cash loss on the issuance of the January 2022 Warrants represents the fair value of the warrants on the date of issuance, January 31, 2022. The six months ended June 30, 2021 includes a $5.2 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.6 million non-cash loss on the issuance of warrants.

The remainder of the net increase in other income (expense), net, is due to lower interest expense for the six months ended June 30, 2022 as the prior year period included a $1.6 million non-cash interest charge associated with a debt discount on pre-Merger debt.

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

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it may receive regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by general political, economic conditions, inflation, rising interest rates, ongoing supply chain disruptions, the ongoing conflict in the Ukraine, or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have an adverse impact on its business, financial condition, and results of operations.

On May 6, 2022, the Company entered into definitive agreements with several institutional and accredited investors for the purchase and sale in a registered direct offering of 3,646,690 shares of common stock, at a purchase price of $0.55 per share (the "May 2022 Registered Direct Offering"). The Company also agreed to issue to the investors in a concurrent private placement, unregistered warrants to purchase up to an aggregate of 3,646,690 shares of its common stock. The warrants have an exercise price of $0.7105 per share of common stock, are be exercisable six months after the date of issuance, and expire five and a half years following the initial issuance date. The aggregate net proceeds from the May 2022 Registered Direct Offering were $1.4 million consisting of aggregate consideration of $2.0 million less equity issuance costs of approximately $0.6 million.

On August 12, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in a registered public offering (the “August 2022 Public Offering”), (i) 42,160,000 shares of common stock, (ii) 1,460 shares of Series B convertible preferred stock, (iii) 48,000,000 Series 1 Warrants with an exercise price of $0.25 per share and a term of one year following the issuance date, and (iv) 48,000,000 Series 2 Warrants with an exercise price of $0.25 per share and a term of five years following the issuance date. The price per share of common stock, Series 1 Warrant and Series 2 Warrant is $0.25. The price per share of Series B convertible preferred stock, Series 1 Warrant to purchase 4,000 shares of common stock and Series 2 Warrant to purchase 4,000 shares of common stock is $1,000. The warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under NASDAQ rules. The pricing of the August 2022 Public Offering is for gross proceeds of $12.0 million and net proceeds of approximately $10.5 million after deducting estimated equity issuance costs of approximately $1.5 million. The closing of the August 2022 Public Offering is subject to the satisfaction or waiver of customary closing conditions.

The Company intends to use the net proceeds from the May 2022 Registered Direct Offering and the August 2022 Public Offering for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148.

Contractual Obligations

Office Lease

On May 12, 2022, the Company entered into a new, non-cancelable facility operating lease (the "Corporate Office Lease") of office space for its corporate headquarters, replacing its existing corporate headquarters lease that expired on July 31, 2022. The Corporate Office Lease is for 2,747 square feet of an office building in Carlsbad, California. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the Corporate Office Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option.

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of June 30, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $430,000, less imputed interest of $66,000, will be paid over the remaining lease term of approximately 3.2 years.

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of June 30, 2022, the aggregate remaining balance under the Company's insurance financing arrangements was $0.6 million.

Cash Flows

As of June 30, 2022, the Company had $5.0 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(7,014)	$(8,972)
Net cash provided by investing activities	$—	$294
Net cash provided by financing activities	$1,499	$20,618

Net Cash Used in Operating Activities

Cash used in operating activities of $7.0 million for the six months ended June 30, 2022, reflects a $6.5 million net loss adjusted for $0.1 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $2.0 million gain recognized for the change in the fair market value of the warrant liabilities in the period, and (iii) a $0.7 million non-cash expense recognized for stock-based compensation.

Cash used in operating activities of $9.0 million for the six months ended June 30, 2021 includes a $35.8 million net loss adjusted for $5.0 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) $0.3 million gain on forgiveness of the PPP loan, (ii) $1.1 million non-cash expense for stock-based compensation, (iii) $5.2 million gain recorded for the change in the fair market value of the warrant liabilities in the period, (iv) $0.1 million gain recorded for the change in the fair market value of the share liability, and (v) $0.7 million loss on the issuance of the senior secured debt. Additionally, the six months ended June 30, 2021 includes net non-cash expenses of $35.7 million, which were incurred in connection with the Merger.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities of $1.5 million was attributable to net cash proceeds of $1.8 million from the May 2022 Registered Direct Offering, partially offset by payments made on the Company's insurance financing arrangements of $0.3 million in the period.

For the six months ended June 30, 2021, cash provided by financing activities of $20.6 million consisted of $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock and $1.2 million in proceeds from the issuance of senior secured debt. These increases were offset by payments on debt of $0.3 million, redemption of warrants of $0.1 million, and payment of debt issuance costs of $0.1 million.

Future Liquidity and Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current operating needs using cash on hand. The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months and the Company will require additional financing during the first half of 2023 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting and Fair Value Calculations

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As of and for the quarter ended June 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2021, a material weakness existed in our internal control over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

Also as of and for the quarter ended June 30, 2021, the Company’s management had identified an additional material weakness in its internal control over the fair value calculation of options granted during that period. This material weakness resulted in a material audit adjustment being made to our consolidated financial statements as of and for the period ended June 30, 2021.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of June 30, 2022. We have not had sufficient time to test the effectiveness of the remediation actions taken to date. As a result, the material weaknesses continue to be present as of June 30, 2022.

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
(ii)
The Company has already implemented, or is in the process of implementing, compensating controls to remediate the inherent segregation of duties control risks associated with its current accounting software. In addition, the Company has implemented new accounting and finance management software effective July 1, 2022, which is intended to eliminate some of the existing deficiencies in our internal control environment. Both the compensating controls implemented and those information technology general controls implemented with the new accounting and finance management software will be documented and tested for operating effectiveness in 2022.
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

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

We face many risks and uncertainties, as more fully described in this Quarterly on Form 10-Q under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

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
•
The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and prior findings of the FDA regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory authority approval.
•
Clinical drug development is very expensive, time-consuming, and uncertain.
•
Despite the net proceeds the Company has received from recent offerings, the Company expects the clinical trials will require substantially more capital to complete, and the Company cannot guarantee when or if it will be able to secure such additional financing.
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

Despite the net proceeds the Company has received from recent offerings, the Company expects the clinical trials will require substantially more capital to complete, and the Company cannot guarantee when or if it will be able to secure such additional financing.*

The Company has been raising capital to allow it to advance its Phase 3 clinical trial for accelerating the return of bowel function and its Phase 2 clinical trial for the prevention of post-surgical abdominal adhesions. The amount financed, even with the Company's existing cash resources, may not be adequate to complete these clinical trials. The Company cannot guarantee that its cash resources, even after giving effect to recent offerings, will be sufficient for it to complete enrolling patients in both clinical trials. As a result, the Company may need to secure additional financing in order to complete enrollment. If the Company is not able to obtain financing in the future or on acceptable terms, it may have to terminate or suspend enrollment in one or both clinical trials early. As a result, the Company's ability to effectively use the net proceeds from recent offerings in order to further develop LB1148 may be largely contingent on its ability to secure substantial additional financing in the future.

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

The Company’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if is delisted from the Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. In order to maintain this listing, it must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share. For example, on May 20, 2022, we received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

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

If the Company’s common stock is delisted by Nasdaq, its common stock may be eligible to trade on the OTC Bulletin Board, OTC-QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, its common stock. In addition, there can be no assurance that the Company’s common stock would be eligible for trading on any such alternative exchange or markets. Moreover, if the Company’s common stock is delisted, it may come within the definition of “penny stock” under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For example, the Company and/or broker-dealers are required to make a special suitability determination for purchases of such securities and must receive a purchaser’s written consent to the transaction prior to any purchase. Additionally, unless exempt, prior to a transaction involving a penny stock, the penny stock rules require the delivery of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to the broker-dealer, current quotations for the securities and, if the broker-dealer is the sole market-maker for the security, the fact that they are the sole market-maker and their presumed control over the market. Finally, monthly statements disclosing recent price information on the limited market in penny stocks must be sent to holders of such penny stocks. These requirements may reduce trading activity in the secondary market for the Company’s common stock and may impact the ability or willingness of broker-dealers to sell its securities which could limit the ability of stockholders to sell their securities in the public market and limit the Company’s ability to attract and retain qualified employees or raise additional capital in the future.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2031 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other SARS-CoV-2 relief legislation have suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations. The Company expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates if approved or additional pricing pressures.

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

The Company may also be subject to stricter healthcare laws, regulation and enforcement, and its failure to comply with those laws could adversely affect its business, operations and financial condition.*

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to the Company’s business. The Company is subject to regulation by both the federal government and the states in which it or its partners conduct business. The healthcare laws and regulations that may affect the Company’s ability to operate include, but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the federal physician sunshine requirements under the Affordable Care Act; the Foreign Corrupt Practices Act as it applies to activities outside of the United States; and state law equivalents of many of the above federal laws.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Proprietary trade secrets and unpatented know-how are also very important to the Company’s business. Although the Company has taken steps to protect its trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or enforced by courts, that the Company would have adequate remedies for any breach, including injunctive and other equitable relief, or that its trade secrets and unpatented know-how will not otherwise become known, inadvertently disclosed by the Company or its agents and representatives, or be independently discovered by its competitors. If trade secrets are independently discovered, the Company would not be able to prevent their use and if the Company and its agents or representatives inadvertently disclose trade secrets and/or unpatented know-how, the Company may not be allowed to retrieve these trade secrets and/or unpatented know-how and maintain the exclusivity it previously held.

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

If the Company fails to comply with its obligations under its intellectual property license agreements, it could lose license rights that are important to its business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of its rights to the relevant intellectual property or technology or increase its financial or other obligations to its licensors.*

The Company has entered into in-license agreements with respect to certain of its product candidates. These license agreements impose various diligence, milestone, royalty, insurance and other obligations on the Company. From time to time, the Company may be delayed in various diligence or other obligations upon it. For example, the Company has experienced delays in meeting certain regulatory milestones related to clinical studies under its license agreements with the Regents of the University of California ("Regents"). If the Company fails to comply with these obligations, Regents or the respective licensors may terminate the license. The loss of such rights could materially adversely affect its business, financial condition, operating results and prospects.

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

Global, market and economic conditions may negatively impact the Company’s business, financial condition and share price.*

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. The Company’s general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect the Company’s ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, the Company faces several risks associated with international business and are subject to global events beyond its control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on the Company’s reputation, business, financial condition or results of operations. There may be changes to the Company’s business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the "Code"), and corresponding provisions of state law, if the Company undergoes (or has undergone) an “ownership change,” which is generally defined as a greater than 50-percentage-point cumulative change, by value, in its equity ownership over a three-year period, the Company's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Including the recently completed Merger, the Company has completed several equity offerings since its inception which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future. The Company has not completed a Code Section 382 and 383 analysis regarding the limitation of NOL and research and development credit carryforwards for all relevant tax years.

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

None.

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

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 Amendment 5, filed with the SEC on August 11, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).
4.3	Form of Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016).
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

4.27	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.28	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
10.1	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporate by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on May 13, 2022).
10.2*	First Amendment dated July 14, 2022 to the Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022.
10.3†

Form of Securities Purchase Agreement, dated May 6, 2022, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

10.4

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

PALISADE BIO, INC.

Date: August 15, 2022	/s/ Thomas M. Hallam Ph.D.
Tom Hallam, Ph.D., Chief Executive Officer
(Principal Executive Officer)