Form 10-Q
period 2022-09-30
PALISADE BIO, INC.
filed 2022-11-14
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 77,080,169 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,985	$10,495
Prepaid expenses and other current assets	1,173	1,011
Total current assets	15,158	11,506
Restricted cash	26	26
Right-of-use asset	324	109
Other noncurrent assets	746	868
Property and equipment, net	12	3
Total assets	$16,266	$12,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,725	$1,323
Accrued liabilities	1,242	463
Accrued compensation and benefits	93	511
Current portion of lease liability	101	112
Debt	352	87
Total current liabilities	3,513	2,496
Warrant liability	84	2,651
Lease liability, net of current portion	239	—
Total liabilities	3,836	5,147
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A Convertible Preferred Stock, 7,000,000 shares authorized, $0.01 par value; 200,000 issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Common stock, $0.01 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 77,080,169 and 14,239,177 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	771	143
Additional paid-in capital	116,839	101,862
Accumulated deficit	(105,182)	(94,642)
Total stockholders' equity	12,430	7,365
Total liabilities and stockholders' equity	$16,266	$12,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,928	$624	$4,204	$1,630
In-process research and development	—	—	—	30,117
General and administrative	2,075	2,392	7,259	6,080
Restructuring costs (Note 10)	410	—	410	—
Total operating expenses	4,413	3,016	11,873	37,827
Loss from operations	(4,413)	(3,016)	(11,873)	(37,827)
Other income (expense):
Gain on forgiveness of PPP loan	—	—	—	279
Loss on issuance of secured debt	—	—	—	(686)
Gain on change in fair value of warrant liability	385	12,764	2,403	17,939
Gain on change in fair value of share liability	—	18	—	91
Interest expense	(4)	(26)	(10)	(2,393)
Other income	41	20	50	36
Loss on issuance of LBS Series 1 Preferred Stock	—	—	—	(1,881)
Loss on issuance of warrants	—	(1,673)	(1,110)	(3,247)
Total other income (expense)	422	11,103	1,333	10,138
Net (loss) income	$(3,991)	$8,087	$(10,540)	$(27,689)
(Loss) income per common share:
Basic	$(0.08)	$0.42	$(0.37)	$(3.50)
Diluted	$(0.08)	$0.42	$(0.37)	$(4.13)
Weighted average shares used in computing (loss) income per common share:
Basic	48,709,846	12,100,292	28,634,209	7,902,104
Diluted	48,709,846	12,106,771	28,634,209	7,952,998
Net (loss) income attributable to common shares - basic	$(3,991)	$5,118	$(10,540)	$(27,689)
Net (loss) income attributable to common shares - diluted	$(3,991)	$5,119	$(10,540)	$(32,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	—	$—	200,000	$2	21,880,169	$220	$105,180	$(101,191)	$4,211
Net loss	—	—	—	—	—	—	—	(3,991)	(3,991)
Stock-based compensation expense	—	—	—	—	—	—	252	—	252
Issuance of Class A Units and Class B Units in August 2022 Public Offering, net of issuance costs of $2,293 (Note 6)	1,460	—	—	—	49,360,000	493	11,465	—	11,958
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(1,460)	—	—	—	5,840,000	58	(58)	—	—
Balance, September 30, 2022	—	$—	200,000	$2	77,080,169	$771	$116,839	$(105,182)	$12,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2021	—	$—	200,000	$2	11,398,698	$114	$94,242	$(103,802)	$(9,444)
Net income	—	—	—	—	—	—	—	8,087	8,087
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	1,509,896	15	5,126	—	5,141
Conversion of share liability to common stock	—	—	—	—	12,500	1	32	—	33
Conversion of restricted stock units to common stock	—	—	—	—	8,817	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	103	—	103
Balance, September 30, 2021	—	$—	200,000	$2	12,929,911	$130	$99,503	$(95,715)	$3,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	—	$—	200,000	$2	14,239,177	$143	$101,862	$(94,642)	$7,365
Net loss	—	—	—	—	—	—	—	(10,540)	(10,540)
Stock-based compensation expense	—	—	—	—	—	—	946	—	946
Issuance of common stock upon warrant exercises	—	—	—	—	3,994,302	40	1,234	—	1,274
Issuance of common stock and warrants in May 2022 Registered Direct Offering, net of issuance costs of $634 (Note 6)	—	—	—	—	3,646,690	37	1,390	—	1,427
Issuance of Class A Units and Class B Units in August 2022 Public Offering, net of issuance costs of $2,293 (Note 6)	1,460	—	—	—	49,360,000	493	11,465	—	11,958
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(1,460)	—	—	—	5,840,000	58	(58)	—	—
Balance, September 30, 2022	—	$—	200,000	$2	77,080,169	$771	$116,839	$(105,182)	$12,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	11,674,131	$9,503	—	$—	2,774,502	$28	$51,396	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(27,689)	(27,689)
Issuance of common stock to vendor	—	—	—	—	118,833	1	1,183	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of LBS Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of LBS Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of LBS Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	5,303,568	53	(53)	—	—
Conversion of LBS Series C Convertible Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	317,420	3	9,500	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	2,884,375	29	28,699	—	28,728
Acquisition of Seneca Series A Convertible Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	1,509,896	15	5,126	—	5,141
Conversion of share liability to common stock	—	—	—	—	12,500	1	32	—	33
Conversion of restricted stock units to common stock	—	—	—	—	8,817	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,208	—	1,208
Balance, September 30, 2021	—	$—	200,000	$2	12,929,911	$130	$99,503	$(95,715)	$3,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Net loss	$(10,540)	$(27,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
In-process research and development	—	30,117
Noncash transaction costs shared with Seneca	—	(135)
Noncash lease expense	140	122
Gain on forgiveness of PPP loan	—	(279)
Accretion of debt discount and non-cash interest expense	—	2,334
Loss on issuance of LBS Series 1 Preferred Stock	—	1,881
Loss on issuance of secured debt	—	686
Loss on issuance of warrants	1,110	3,247
Change in fair value of warrant liabilities	(2,403)	(17,939)
Change in fair value of share liability	—	(91)
Stock-based compensation	946	1,208
Other	(213)	(191)
Changes in operating assets and liabilities:
Other receivables	—	84
Prepaid and other assets and other noncurrent assets	744	(1,264)
Accounts payable and accrued liabilities	706	(2,145)
Accrued compensation	(418)	(1,544)
Operating lease liabilities	(127)	(122)
Net cash used in operating activities	(10,054)	(11,718)
Cash flows from investing activities:
Cash acquired in connection with the Merger	—	3,279
Acquisition related costs paid	—	(3,333)
Net cash used in investing activities	—	(54)
Cash flows from financing activities:
Payments on debt	(524)	(949)
Proceeds from issuance of debt	—	1,250
Proceeds from issuance of LBS Series 1 Preferred Stock	—	19,900
Proceeds from issuance of common stock and warrants	14,401	5,209
Redemption of warrants	—	(99)
Payment of equity issuance costs	(333)	—
Payment of debt issuance costs	—	(148)
Net cash provided by financing activities	13,544	25,163
Net (decrease) increase in cash, cash equivalents and restricted cash	3,490	13,391
Cash, cash equivalents and restricted cash, beginning of period	10,521	739
Cash, cash equivalents and restricted cash, end of period	$14,011	$14,130
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	13,985	14,104
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$14,011	$14,130
Supplemental disclosure of cash flows:
Interest paid	$10	$61
Right-of-use assets obtained in exchange for lease liabilities	$355	$—
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$683	$67
Issuance of common stock for the cashless exercise of warrants	$1,274	$—
Fair value of warrants issued to placement agent	$55	$—
Fair value of warrants issued to underwriter agent	$459	$—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	$58	$—
Insurance financing arrangements included in prepaid and other assets	$784	$772
Purchase of property and equipment included in accounts payable and accrued liabilities	$10	$—
Transaction costs shared with Seneca	$—	$135
Acquisition costs related to stock issuance	$—	$1,184
Issuance of common stock to former Seneca stockholders	$—	$28,728
Conversion of LBS Series C Convertible Preferred stock into common stock	$—	$9,503
Net assets acquired in the Merger	$—	$2
Acquisition related vesting of RSU’s assumed in the Merger	$—	$41
Acquisition related fair value change in warrant liability assumed in the Merger	$—	$51

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

Description of Business

The Company is a clinical stage biopharmaceutical company advancing therapies that aim to aid patients suffering with acute and chronic gastrointestinal complications stemming from post-operative digestive enzyme damage. The Company's lead asset LB1148, is a protease inhibitor with the potential to both reduce abdominal adhesions and help restore bowel function following surgery. The Company believes that its investigational therapies have the potential to address the many health conditions and complications associated with the chronic disruption to the gastrointestinal epithelial barrier.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At September 30, 2022, the Company had an accumulated deficit of $105.2 million and cash and cash equivalents of $14.0 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. Management anticipates continuing to raise capital from the sale of its securities or through agreements, such as entering into potential partnering events for Company’s existing technology. However, no assurance can be given as to whether the Company will achieve these objectives. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will not be sufficient to fund the Company’s obligations for at least 12 months from the date of issuance of these financial statements. The Company’s ability to execute its operating plan depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 6, Stockholders' Equity, for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

COVID-19

In April 2020, as a result of impacts and risks associated with the COVID-19 pandemic (COVID-19), the Company paused enrollment and program activities surrounding the Company’s clinical trials of its lead therapeutic candidate, LB1148, due primarily to slower enrollment. The Company's phase 2 clinical study for the prevention of post-surgical abdominal adhesions re-started in February 2022, and in June 2022 the Company initiated its phase 3 clinical study for the return of bowel function. Notwithstanding, the Company paused enrollment in this phase 3 clinical study pending the determination of next steps for the study. The Company cannot predict how legal and regulatory responses to ongoing concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the condensed consolidated financial statements and notes included in the Company’s financial statements filed on the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022.

The accompanying condensed consolidated financial statements prior to the closing of the Merger are representative of LBS’s operations as LBS was determined to be the accounting acquirer for financial reporting purposes. The condensed consolidated financial statements subsequent to the closing of the Merger include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the entities are consolidated in the Company's condensed consolidated financial statements and all intercompany activity and transactions, if any, have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals, and the valuation of derivative liabilities and stock-based compensation instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Restricted Cash

As of September 30, 2022 and December 31, 2021, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings. As of September 30, 2022, deferred equity issuance costs of $81,000 were included in prepaid and other assets in the condensed consolidated balance sheet. There were no deferred equity issuance costs as of December 31, 2021. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate.

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

Convertible Preferred Stock

The Company’s Series C Convertible Preferred Stock has been classified as temporary equity, in accordance with authoritative guidance of ASC 480-10-S99 for the classification and measurement of potentially redeemable securities, as the Series C Convertible Preferred Stock are redeemable for cash or other assets upon the occurrence of an event that is not solely within the Company’s control, including the liquidation, sale or transfer of control of the Company.

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

The Company follows Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives, or contain features that qualify as embedded derivatives, or otherwise require liability classification under U.S. GAAP. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, including the Monte-Carlo simulation model. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

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

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liability within the condensed consolidated statements of operations. If the terms of a common stock warrant previously classified as a liability are amended and pursuant to such amendment meet the requirements to be classified as equity, the common stock warrants are reclassified to equity at the fair value on the date of the amendment and are not subsequently remeasured. Common stock warrants classified as equity are recorded on a relative fair value basis when they are issued with other equity classified financial instruments.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of September 30, 2022 and December 31, 2021, the Company has accrued for $257,000 and $158,000, respectively, in clinical trial expenses for which services have been provided but the Company has not yet been invoiced as of the balance sheet date. Clinical trial expenses are included in research and development expenses in the condensed consolidated statements of operations.

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

Income Taxes

The Company follows ASC 740, Income Taxes, or ASC Topic 740 (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some of or all the deferred tax assets will not be realized.

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

Net (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company's Series B Convertible Preferred Stock and certain of the Company's outstanding warrants (See Note 7) contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. These Series B Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position, such as the three months ended September 31, 2021. When in a net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

Basic and diluted loss per common share for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021 were calculated under the if-converted and treasury stock methods. For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, basic and diluted loss per common share were the same as all common stock equivalents were anti-dilutive for both periods. Basic and diluted earnings per share during the three months ended September 30, 2021 were calculated under the two-class method. Certain of the Company's liability classified warrants were dilutive in the second quarter of 2021 resulting in a dilutive impact for the nine months ended September 30, 2021.

The following table presents the calculation of weighted average shares used to calculate basic and diluted (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net (loss) income per common share:
Net (loss) income	$(3,991)	$8,087	$(10,540)	$(27,689)
Undistributed earnings allocated to participating securities	—	(2,969)	—	—
Net (loss) income attributable to common shares - basic	$(3,991)	$5,118	$(10,540)	$(27,689)
Weighted average shares used in calculating basic (loss) income per share	48,709,846	12,100,292	28,634,209	7,902,104
Basic net (loss) income per common share	$(0.08)	$0.42	$(0.37)	$(3.50)

Diluted net (loss) income per common share:
Net (loss) income	$(3,991)	$8,087	$(10,540)	$(27,689)
Change in fair value of warrants	—	—	—	(5,119)
Undistributed earnings allocated to participating securities	—	(2,968)	—	—
Net (loss) income attributable to common shares - diluted	$(3,991)	$5,119	$(10,540)	$(32,808)
Weighted-average shares outstanding	48,709,846	12,100,292	28,634,209	7,902,104
Effect of potentially dilutive securities	—	6,479	—	50,894
Weighted average shares used in calculating diluted (loss) income per share	48,709,846	12,106,771	28,634,209	7,952,998
Diluted net (loss) income per common share	$(0.08)	$0.42	$(0.37)	$(4.13)

The following potentially dilutive securities were excluded from the calculation of diluted net (loss) income per share because their effects would be anti-dilutive:

	September 30,
	2022	2021
Stock options	2,586,976	799,562
Warrants for common stock	122,924,912	8,491,006
Series A Convertible Preferred Stock	6,479	—
Total	125,518,367	9,290,568

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard as of January 1, 2023 and does not expect the adoption will have a significant impact on its consolidated financial statements and related disclosures.

3. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

In connection with the preparation of the Company's condensed consolidated financial statements required to be included in this Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2022, management identified a classification error, between current assets (prepaid expenses and other current assets) and noncurrent assets (other noncurrent assets), in the Company's historical financial statements, resulting in a conclusion that for comparability purposes a correction should be made to the Company's consolidated financial statements as of December 31, 2021. The Company has revised its balance sheet as of the year ended December 31, 2021 accordingly and included such revisions herein. Based on an analysis of quantitative and qualitative factors, the Company concluded this error was not material to its consolidated financial position as of December 31, 2021 and had no impact on the Company’s results of operations, including net (loss) earnings per share or cash flows as presented in the Company’s previously issued financial statements. As a result, amendment of such reports is not required.

The adjustment to “prepaid expenses and other current assets” and “other noncurrent assets” within the Company’s consolidated balance sheet as of the year ended December 31, 2021 are as follows:

	December 31, 2021
	As Reported	Adjustment	As Adjusted

ASSETS
Current assets:
Cash and cash equivalents	$10,495	$—	$10,495
Prepaid expenses and other current assets	1,879	(868)	1,011
Total current assets	12,374	(868)	11,506
Restricted cash	26	—	26
Right-of-use asset	109	—	109
Other noncurrent assets	—	868	868
Property and equipment, net	3	—	3
Total assets	$12,512	$—	$12,512

4. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$807	$540
Other receivables	20	150
Prepaid subscriptions and fees	205	215
Prepaid software licenses	54	78
Deferred equity issuance costs	81	—
Prepaid other	6	28
	$1,173	$1,011

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued accounts payable	$482	$195
Accrued clinical trial costs	257	158
Accrued director stipends	111	110
Accrued severance and benefits (Note 10)	392	—
	$1,242	$463

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance, less current portion	$734	$868
Other noncurrent assets	12	—
	$746	$868

5. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities in accordance with ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the condensed consolidated statement of operations.

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the "Investor") pursuant to which, among other things, warrants to purchase 858,892 shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”) were issued.

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase 4,995,893 shares of common stock at an exercise price of $4.70 per share (the “May 2021 Warrants”). In June 2021, pursuant to the reset provisions of the Securities Purchase Agreement, the number of shares of common stock underlying the May 2021 Warrants increased to 5,303,568 shares and the exercise price was reduced to $3.88 per share. All of the outstanding May 2021 Warrants were exercised in the fourth quarter of 2021 and the first quarter of 2022 in exchange for 5,303,568 shares of the Company's common stock in a series of exercises by the Investor. As of September 30, 2022, there are no May 2021 Warrants outstanding.

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As part of the July 2021 Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants such that the number of shares and exercise price in effect immediately prior to the effective date of the

Waiver Agreement shall no longer be subject to price-based resets. The waiver of the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants and as a result, the underlying warrants were re-valued using a Black-Scholes based valuation model, which resulted in a favorable change in the fair value of the underlying warrants of $3.9 million. As consideration for the July 2021 Waiver Agreement, the Company issued the Investor additional warrants to purchase 1,100,000 shares of the Company's common stock at an exercise price of $3.63 per share (the "July 2021 Warrants"). The initial fair value of the July 2021 Warrants was determined to be $1.7 million and is included in loss on issuance of warrants at the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

On January 31, 2022, the Company and the Investor entered into an agreement to irrevocably waive any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after January 31, 2022 ("the Effective Date") for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants (the "January 2022 Waiver Agreement"). The waiver of any adjustments to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants. The modification was determined to have no impact on the valuation of the warrants.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor an additional warrant to purchase up to 2,250,000 shares of the Company’s common stock (the “January 2022 Warrants”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) the starting stock price of $1.17, (ii) certain key event dates such as expected capital financings, if any, (iii) an expected re-levered volatility of 93.0 percent, (iv) an estimated risk-free interest rate of 1.65 percent, (v) an estimated contractual term of approximately 5.5 years, and (vi) a zero percent dividend rate.

As of September 30, 2022, the fair value of the Senior Secured Promissory Note Warrants of $2,000 was determined using a Black-Scholes valuation model that used the following assumptions: (i) a stock price of $0.10, (ii) an exercise price per share of $3.88, (iii) an estimated risk-free interest rate of approximately 4.17 percent, (iv) an estimated contractual term of 3.86 years, (v) volatility of 75.5%, and (vi) a zero percent dividend rate.

As of September 30, 2022, the fair value of the July 2021 Warrants in the amount of $16,000 was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $0.10, (ii) an expected re-levered volatility of 104.9 percent; (iv) an estimated risk-free rate of 4.13 percent, (v) estimated contractual terms of approximately 4.31 years, and (vi) a zero percent dividend rate.

As of September 30, 2022, the fair value of the January 2022 Warrants in the amount of $63,000 was determined using a Monte Carlo simulation model that used the following assumptions: (i) a starting stock price of $0.10, (ii) an expected re-levered volatility of 104.2 percent; (iii) an estimated risk-free rate of 4.08 percent, (iv) estimated contractual terms of approximately 4.83 years, and (v) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant Liabilities	2022	2021	2022	2021
Fair value at beginning of period	$469	$20,526	$2,651	$1,830
Initial fair value at the original issuance date	—	1,672	1,110	25,417
Equity classified warrant put feature activated	—	—	—	51
Change in fair value during the period	(385)	(12,764)	(2,403)	(17,939)
Fair value of warrants exercised	—	—	(1,274)	—
Seneca liability classified warrants assumed	—	—	—	200
Expiration of equity classified warrant put feature	—	—	—	(26)
Settlement of liability-classified warrants	—	—	—	(99)
Fair value at end of period	$84	$9,434	$84	$9,434

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

In connection with the May 2022 Registered Direct Offering (see Note 6, Stockholders' Equity), the Company issued to certain investors warrants to purchase up to 3,646,690 shares of its common stock and warrants to purchase up to 218,801 shares of the Company's common stock that were issued to the placement agent. All of these warrants were classified as equity as of the date of issuance of May 10, 2022.

In connection with the August 2022 Public Offering (see Note 6, Stockholders' Equity), the Company issued to certain investors warrants to purchase up to 110,400,000 shares of its common stock and warrants to purchase up to 3,312,000 shares of the Company's common stock that were issued to the underwriter of the offering. All of these warrants were classified as equity as of the date of issuance of August 16, 2022.

6. Stockholders’ Equity

Classes of Stock

Prior to the completion of the Merger, LBS was authorized to issue 6,797,500 shares of $0.01 par value common stock and 33,594,625 shares of $0.001 par value Series C Convertible Preferred Stock. In connection with the Merger, the issued and outstanding Series C Convertible Preferred Stock shares in the amount of 11,674,131 were converted to 317,420 shares of the Company's common stock.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value common stock. Each share of common stock shall entitle the holder thereof to one (1) vote on each matter submitted to a vote at a meeting of stockholders.

On October 6, 2022, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock of the Company from 300,000,000 to 280,000,000, which will take effect upon the filing of an amendment to the Company's Certificate of Incorporation, which has not yet occurred.

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding.

In connection with the August 2022 Public Offering (see below), the Company's Board of Directors designated 1,460 shares of the Company's preferred stock as $0.01 par value Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock will be convertible at any time at the holder’s option into one share of the Company's common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. Subject to certain limitations, if the volume weighted average price of the Company's stock during any 30 consecutive trading day period exceeds 300% of the conversion price, the average daily dollar trading volume for such 30 consecutive trading period $500,000 per trading day and the holder is not in possession of any material non-public information, the Company may force each holder of Series B Convertible Preferred Stock to convert all of their shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock carries no voting rights and is not eligible for any dividends paid by the Company on shares of the Company's common stock, other than dividends in the form of the Company's common stock. The Series B Convertible Preferred Stock was classified as permanent equity as of the date of issuance, in accordance with authoritative guidance of ASC 480-10-S99 for the classification and measurement of potentially redeemable securities. As of September 30, 2022, all of the shares of the Series B Convertible Preferred stock issued in connection with the August 2022 Public Offering (see below) has been converted into shares of the Company's common stock and there were no shares issued or outstanding.

As of September 30, 2022, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 is convertible into 6,479 shares of common stock.

Reverse Stock Split

On October 4, 2022, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect, at the discretion of the Company’s Board of Directors, a reverse split of the Company’s common stock, at a ratio not less than 1-for-10 and not greater than 1-for-50, with the exact ratio to be set within that range at the discretion of the Board of Directors and to be effected before the day prior to the 2023 annual meeting of shareholders, without further approval or authorization of the Company's shareholders. The Company's Board of Directors has not yet effected this reverse stock split.

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

August 2022 Public Offering

On August 12, 2022, Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company (the "August 2022 Public Offering"), (a) 42,160,000 Class A Units, with each Class A Unit consisting of one share of the Company’s common stock, par value $0.01 per share, a Series 1 warrant with a term of one year from the date of issuance (a “Series 1 Warrant”) to purchase one share of the Company's common stock at an exercise price per share of $0.25, and a Series 2 warrant with a term of five years from the date of issuance (a “Series 2 Warrant”) to purchase one share of the Company's common stock at an exercise price per share of $0.25, with each Class A Unit to be offered to the public at an offering price of $0.25 per Class A Unit and (b) 1,460 Class B Units (the “Class B Units”, and collectively with the Class A Units, the “Units”), with each Class B Unit consisting of one share of Series B Convertible Preferred Stock, convertible into 4,000 shares of the Company's common stock, a Series 1 Warrant to purchase 4,000 shares of the Company's common stock, and a Series 2 Warrant to purchase 4,000 shares of common stock, with each Class B Unit offered to the public at an offering price of $1,000 per Class B Unit. Each Series 1 Warrant and Series 2 Warrant included in the Class B Units entitles its holder to purchase 4,000 shares of Common Stock at an exercise price per share of $0.25. All shares of the Series B Convertible Preferred Stock have been converted into shares of the Company's common stock as of September 30, 2022.

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 7,200,000 additional shares of the Company's common stock, (ii) 7,200,000 additional Series 1 Warrants and/or (iii) 7,200,000 additional Series 2 Warrants, solely to cover over-allotments. The Underwriter fully exercised the Overallotment Option on August 12, 2022.

On August 16, 2022, the Company closed on the August 2022 Public Offering, pursuant to which the Company agreed to issue and sell (i) 49,360,000 shares of common stock (which includes 7,200,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), (ii) 1,460 shares of Series B convertible preferred stock, (iii) 55,200,000 Series 1 Warrants (which includes 7,200,000 Series 1 Warrants sold pursuant to the exercise of the Overallotment Option), and (iv) 55,200,000 Series 2 Warrants (which includes 7,200,000 Series 2 Warrants sold pursuant to the exercise of the Overallotment Option). The warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. Gross proceeds from the August 2022 Public Offering, including the Overallotment Option, were $13.8 million and net proceeds were approximately $11.5 million after deducting equity issuance costs of $2.3 million, which includes the underwriter discount, professional fees, and the fair value of the Underwriter Warrants (see Note 7).

7. Common Stock Warrants

From time to time, the Company issues warrants to its investors, creditors and various other individuals. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities are included in non-current liabilities. The warrants have an exercise price ranging from $0.25 to $694.80 per share and generally expire between one and ten years after the date of issuance. The Company had common stock warrants outstanding of 122,924,912 and 7,181,741, at September 30, 2022 and December 31, 2021, respectively.

January 2022 Waiver Agreement

On January 31, 2022, the Company and the Investor entered into the January 2022 Waiver Agreement (See Note 5, Fair Value Measurements). In addition to irrevocably waiving any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants, the January 2022 Waiver Agreement also includes agreement by the parties to, among other things, (i) restrict the Investor's ability to sell the Company's securities through a "leak out" provision whereby sales are restricted by applying a volume limitation, (ii) shorten the notice period for the Investor’s participation rights related to certain future securities offerings, (iii) restrict the Company’s ability to conduct a primary offering of its securities for a specified period of time, and (iv) provide registration rights for the shares underlying the January 2022 Warrant.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor the January 2022 Warrants. The January 2022 Warrants are exercisable beginning six months following the Effective Date and expire five and a half years from the Effective Date. The exercise price for the January 2022 Warrant is $1.10 (the closing price of the Company’s common stock on January 28, 2022), subject to customary adjustments for stock splits, stock dividends, stock combinations, reclassifications and similar transactions.

May 2021 Warrant Exercises

In the three months ended March 31, 2022, the Investor exchanged the remaining 3,994,302 May 2021 Warrants into shares of the Company’s common stock in cashless exercises. Following these exercises, the May 2021 Warrants were fully exercised. As of September 30, 2022, there are no May 2021 Warrants outstanding.

May 2022 Registered Direct Offering Warrants

In connection with the May 2022 Registered Direct Offering (see Note 6, Stockholders' Equity), on May 10, 2022 the Company issued the May 2022 Purchase Warrants. The May 2022 Purchase Warrants are not exercisable until six months following the date of issuance and expire five and a half years from the date of issuance. The May 2022 Purchase Warrants were classified as equity. Concurrently, the Company issued the May 2022 Placement Agent Warrants. The May 2022 Placement Agent Warrants are not exercisable until six months following the date of issuance and expire five years from the date of issuance.

August 2022 Public Offering Warrants

In connection with the August 2022 Public Offering (see Note 6, Stockholders' Equity), on August 16, 2022 the Company issued the Series 1 Warrants and the Series 2 Warrants. Both the Series 1 Warrants and the Series 2 Warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. The Series 1 Warrants expire one year from the date of issuance and the Series 2 Warrants expire five years from the date of issuance. The Series 1 Warrants and the Series 2 Warrants were classified as equity. Concurrent with the August 2022 Public Offering, the Company issued the Underwriter Warrants. The Underwriter Warrants are immediately exercisable and expire five years from the date of issuance.

The following table summarizes warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2021	7,181,741	$5.96	4.45
Granted	119,827,491	0.28	3.04
Exercised	(3,994,302)	3.88	4.11
Forfeited, expired or cancelled	(90,018)	81.37	—
Warrants outstanding, September 30, 2022	122,924,912	0.44	3.04

8. Equity Incentive Plans

In 2013, LBS adopted the 2013 Employee, Director, and Consultant Equity Incentive Plan, (as amended and restated, the “2013 Plan”). Upon the closing of the Merger, each outstanding, unexercised and unexpired LBS option under the 2013 Plan, whether vested or unvested, was assumed by the Company and converted into an option to purchase common stock of the Company and became exercisable by the holder of such option in accordance with its terms, with (i) the number of shares of common stock subject to each option multiplied by the Exchange Ratio and (ii) the per share exercise price upon the exercise of each option divided by the Exchange Ratio. In connection with the closing of the Merger, no further awards will be made under the 2013 Plan.

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2021 EIP Plan will not exceed 1,502,583 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of September 30, 2022, there were 717,010 shares of the Company's common stock available for issuance under the 2021 EIP Plan.

Also in April 2021, the Company stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. The maximum number of shares of the Company’s common stock available for issuance under the 2021 ESPP will not exceed 693,500 shares. In addition, such aggregate number of shares of the Company's common stock available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of September 30, 2022, there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the board of directors of the Company adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant share-based awards to individuals not previously employed by the Company, as an inducement to join the Company. Subject to certain changes in the capitalization of the Company, as provided in the 2021 Inducement Plan document, the aggregate number of shares of the Company's common stock that may be issued under the 2021 Inducement Plan will not exceed 750,000 shares of common stock. As of September 30, 2022, there are 308,250 shares of the Company's common stock available for issuance under the 2021 Inducement Plan.

Stock Options

The Company believes that stock options align the interests of its employees, consultants and directors with the interests of its stockholders. Stock option awards are generally granted with an exercise price equal to the market price of Company’s stock at the date the grants are awarded, a term as determined by the Company's board of directors but generally not to exceed ten-years, and generally vest in equal proportions each quarter over three years. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined in the individual stock option agreements or employment agreements. Stock awards are valued as of the measurement date, which is the grant date, and are generally amortized on a straight-line basis over the requisite vesting period for all awards. The Company's plans allow for the issuance of both incentive stock options and non-statutory stock options.

The fair value of options granted in the nine months ended September 30, 2022 and September 30, 2021 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Nine Months Ended September 30,
	2022	2021
Weighted-average exercise price per share	$0.81	$17.72
Weighted-average expected term (years)	5.81	5.00
Weighted-average risk-free interest rate	2.30%	0.88%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	73.66%	76.05%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,956,855	$7.32	8.12	$—
Granted	792,600	0.81	9.50	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	162,479	—	—	—
Outstanding at September 30, 2022	2,586,976	5.65	7.83	—
Vested and expected to vest at September 30, 2022	2,586,976	5.65	7.83	—
Exercisable at September 30, 2022	1,392,169	9.20	5.64	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $0.52 per share. The fair value of the options vested during nine months ended September 30, 2022 was approximately $0.95 million.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development expense	$63	$26	$174	$349
General and administrative	189	77	772	859
Total	$252	$103	$946	$1,208

As of September 30, 2022, the unrecognized compensation cost related to outstanding options was $1.1 million, which was expected to be recognized over a weighted-average period of approximately 2.02 years.

Officer Settlement Agreements

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation and settlement agreement, the Company’s board of directors agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow up to seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the condensed consolidated statements of operations during the three months ended March 31, 2021.

9. Collaborations and License Agreements

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

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patents rights, and royalties paid by Newsoara third parties. To date, Newsoara has met all of its payment obligations under the Co-Development Agreement. For the three and nine months ended September 30, 2022 and September 30, 2021, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

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

In conjunction with the Co-Development Agreement with Newsoara, the Company is obligated to pay the Regents a portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payments received. As of September 30, 2022 and December 31, 2021 sublicensing payables of approximately $40,000 and $81,000, respectively, were included in accounts payable.

10. Commitments and Contingencies

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

As of September 30, 2022, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $324,000 and a current and noncurrent operating lease liability related to the Corporate Office Lease of $101,000 and $239,000, respectively, calculated using a discount rate of 10.75%. As of September 30, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $395,000, less imputed interest of $55,000, will be paid over the remaining lease term of approximately 2.9 years.

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $49,000 and $157,000 in the three and nine months ended September 30, 2022, respectively.

Maturities of the Company's operating lease liabilities as of September 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$43
2023	133
2024	137
2025	82
Total operating lease payments	395
Less: imputed interest	(55)
Total operating lease obligations	$340

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of September 30, 2022 and December 31, 2021, the aggregate remaining balance under the Company's insurance financing arrangements was $0.4 million and $0.1 million, respectively.

Restructuring Costs

In order to better utilize the Company’s resources on the implementation of its refocused clinical programs and corporate strategy, on September 9, 2022 the Company committed to a cost-reduction plan. This cost-reduction plan consisted of an approximately 20% reduction in workforce force to better align the Company’s resources on its clinical studies, including its lead asset, LB1148.

Associated with the reduction in workforce, the Company has recognized restructuring costs of $410,000 at the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements. As of September 30, 2022, the Company has recognized a liability in the amount of approximately $392,000 associated with the restructuring in accrued liabilities at the condensed consolidated balance sheets. The Company expects to substantially complete the remaining cash payments of the employee severance and benefits incurred by the end of the first quarter of 2023.

Although the Company will continue to identify other cost-saving opportunities in its normal course of business, it does not expect to incur any other significant costs associated with the cost reduction-plan announced on September 9, 2022.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through September 30, 2022, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

11. Related Party Transactions

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

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $111,250 and $110,000 as of September 30, 2022, and December 31, 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, the Company's in-licensing/acquisition strategy, the Company's out-licensing sales strategy, results and analyses of pre-clinical studies, clinical trials and studies, research and development expenses, cash expenditures, financing or funding sources, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve the Company's expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 and our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 15, 2022, and in the Company's subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Palisade” refers to Palisade Bio, Inc. and its subsidiary, post-Merger. Also, any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Series B Preferred Stock” refers to the Series B Convertible Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (September 30, 2022), unless another date is specified.

The Company's Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding the Company's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Executive Overview — Discussion of the Company's business and overall analysis of financial and other items affecting the Company in order to provide context for the remainder of MD&A.
•
Results of Operations — Analysis of the Company's financial results comparing the three and nine months ended September 30, 2022 and 2021.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of the Company's financial condition and future liquidity needs.

Executive Overview

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative oral therapies that target serious diseases associated with the breakdown of the mucosal barrier protecting the gastrointestinal (“GI”) tract. The Company's goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.

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

The Company's approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the GI tract that can damage tissues and promote inflammation, causing a broad array of acute and chronic conditions.

The Company is focused on developing a portfolio of oral product candidates to treat conditions driven by protease (intestinal enzymes) leakage through the intestinal epithelial barrier, including by surgical complications and inflammatory conditions. The below graphic illustrates the protease leakage resulting from a compromised intestinal epithelial barrier:

The Company's lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor tranexamic acid (“TXA”), with the potential to both reduce abdominal adhesions and accelerate the return of bowel function following surgery. LB1148 is currently being developed for administration prior to surgeries that are at risk of disrupting the intestinal epithelial barrier. By inhibiting the activity of digestive proteases, the Company believes that LB1148 has the potential to reduce the formation of adhesions in gastrointestinal (GI) tissues, accelerate the time to the return of normal GI function.

The Company believes that LB1148, if successfully developed and approved, may have the ability to become a suitable treatment option across a broad range of acute and chronic conditions associated with GI barrier dysfunction.

Beyond the Company's initial therapeutic focus on GI-related pathology triggered by major surgeries, the Company believes that protease-based therapeutics hold promise in meeting a number of unmet needs resulting from chronic protease leak. By leveraging our expertise in protease-mediated diseases and dysregulation of the intestinal epithelia barrier, the Company's strategy is to create a broad portfolio of innovative oral therapeutics that target serious diseases associated with the breakdown of this barrier.

Prevention of Post-Surgical Abdominal Adhesions: GI Surgery

Status of the U.S. Phase 2 Adhesions Study

Going forward, the Company will prioritize the advancement of its U.S. Phase 2 adhesions study, which, it believes, will maximize the value of its current product pipeline. To date, the Company has enrolled 31 of an expected 70 patients in the study, and LB1148 continues to demonstrate safety and tolerability. Management and the Company’s board of directors (the “Board”) remain confident in its potential to support advancement to a Phase 3 study. As discussed below, the Company has decided to pause its U.S. Phase 3 study evaluating return of bowel function in adult patients undergoing gastrointestinal surgery. In pausing this U.S. Phase 3 study, the Company will narrow its focus to the continued advancement of its U.S. Phase 2 adhesions study, and it now believes it has sufficient capital to fund operations into the second half of 2023, by which time the Company expects it will have topline data for this U.S. Phase 2 adhesions study.

Postoperative Return of Bowel Function: GI Surgery

In May 2022, the Company’s co-development partner in China received clearance from the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China to proceed with their Phase 3 clinical trial to evaluate LB1148 for accelerated return of bowel function in adult patients undergoing gastrointestinal surgery. In June 2022, based on data generated by this co-development partner in its earlier Phase 2 study, the Company initiated a Phase 3 clinical trial in the U.S. evaluating LB1148 to accelerate the return of bowel function in adult patients undergoing gastrointestinal surgery.

Status of the U.S. Phase 3 Return of Bowel Function Study

In late September of 2022, the Board, in connection with a special clinical subcommittee it appointed, initiated a review of the Company’s operations, including its ongoing clinical programs. As part of the review, the Company engaged the services of independent third-party clinical development experts to assist in the review. In October of 2022, the review identified that in 2020, a former member of the Company’s management received unblinded clinical data related to bowel function from a subset of patients in the Company’s ongoing U.S. Phase 2 study.

Upon discovery of this information, the special clinical subcommittee of the Board commenced a thorough review of the Company’s ongoing clinical programs. As a result of the review, the Company believes that the current U.S. Phase 3 study protocol requires additional standardization across sites and further clarification in the definition of endpoints to permit an adequate assessment of the efficacy of LB1148 to recover GI function. The Company does not believe that the favorable safety and tolerability profiles of LB1148 were impacted by these findings.

Given the foregoing, as well as the financial resources available to the Company at this time, the Company believes it is in its stakeholders’ best interests to pause enrollment in the U.S. Phase 3 study in order to determine next steps for the study.

Notwithstanding the pausing of the trial, the Company remains optimistic as to the efficacy of LB1148 for the return of bowel function based on its co-development partner’s Phase 2 data and their plan to continue its Phase 3 study in China.

The Company’s ongoing U.S. Phase 2 study of LB1148 for prevention of post-surgical abdominal adhesions will proceed as planned.

Recent Financings

In May 2022, the Company completed a registered direct equity offering for net proceeds of $1.4 million consisting of aggregate consideration of $2.0 million less equity issuance costs of approximately $0.6 million. In August 2022, the Company completed an underwritten public equity offering for net proceeds of $11.5 million consisting of aggregate consideration of $13.8 million, including the full exercise of the underwriter's overallotment offering, less equity issuance costs of approximately $2.3 million.

The Company intends to use the net proceeds from both equity financings for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148. With the Company's decision to pause its U.S. Phase 3 study for the return of bowel function, the Company is focusing all of its resources on the continued advancement of its U.S. Phase 2 adhesions study. The Company now believes it has sufficient capital to fund its U.S. Phase 2 adhesions study through its topline data readout expected in the second half of 2023.

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). Each CVR entitles the holder of such right (the “CVR Holder”) to receive that holder’s pro rata share of 80% of the net proceeds, subject to certain conditions (“CVR Payment Amount”), if any, derived from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided however that CVR Holders will only be entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). Additionally, pursuant to the terms of the CVR agreement (“CVR Agreement”), CVR Holders are only entitled to participate in their pro-rata share of net proceeds which the Company receives during the 48-month period following the closing of the Merger. As discussed below, the Company entered into an Asset Transfer Agreement to potentially monetize one Legacy Technology whereby the licensee purchased the assets underlying the 189 License (as defined below). The Company is unable to determine if it will be successful in the sale or licensing of any of the remaining Legacy Technology. In the event the Company is not able to sell or license the remaining Legacy Technology, or the CVR Payment Amount is not greater than the minimum amount requiring distribution pursuant to the terms of the CVR Agreement, CVR Holders may not receive any proceeds from their CVRs and the CVRs may expire valueless. The CVR expired on October 27, 2022.

NSI-189 – Exclusive License and Subsequent Exercise of Purchase Option

As previously disclosed, on December 16, 2020, Seneca exclusively licensed certain patents and technologies, including a sublicense covering a synthetic intermediate, of the Company's NSI-189 assets (“189 License”), along with a purchase option through December 16, 2023 (“Purchase Option”). On October 22, 2021, Alto Neuroscience agreed to terms of an early exercise of the Purchase Option under the 189 License and entered into an Asset Transfer Agreement (“ATA”). Alto Neuroscience is a U.S. based private biopharmaceutical company focused on precision-medicine for central nervous system disorders, including depression, using artificial intelligence-based brain biomarkers.

In connection with the ATA, the Company received gross proceeds of $0.4 million. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the CVR if the CVR Payment Amount would be less than $0.5 million. In accordance with the terms of the CVR Agreement, the net proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, were deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of our other Legacy Technologies, which may include but are not limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that CVR holders will receive CVR Payment Amounts from the sale of the NSI-189 assets.

NSI-532.IGF-1

On October 27, 2022, the Company entered an agreement to license NSI-532.IGF-1 to the Regents of the University of Michigan ("University of Michigan") for maintaining NSI-532.IGF-1 cell lines, continued development, maintaining patent protection, and seeking licensees. The Company received no upfront fees for the license. NSI-532.IGF-1 is a pre-clinical cell therapy being investigated as a potential therapy for prevention and treatment of Alzheimer’s disease. The University of Michigan shall bear 100% of the costs for patent filing, prosecution, maintenance, and enforcement of the patent rights. The Company will receive 50% of net revenues received by the University of Michigan from the licensing of patent rights through the last-to-expire patent in patent rights, unless otherwise earlier terminated, less all reasonable and actual out-of-pocket costs incurred in the litigation of patent rights. There can be no assurance that NSI-532.IGF-1 will ever be successfully monetized or that CVR holders will receive CVR Payment Amounts from the sale of the NSI-532.IGF-1 assets.

NSI-566

The Company engaged a financial advisor to assist in monetizing NSI-566, the Company's stem cell therapeutic. Commencing in September of 2021, the advisor actively marketed NSI-566. The advisor used both subscription databases and public databases to identify potential acquirers and or licensees. The criteria used to identify potential acquirers included potential acquirers’ degree of focus on cellular therapies and/or companies pursuing indications in ALS, spinal cord injury, stroke or similar therapeutic targets. 256 companies were identified as potential acquirers and were contacted as part of the outreach process. The outreach process included communication through multiple mediums included emailing multiple targeted people within a company, calls to such people within a company, introductions through referral sources to targeted people in a company, and online submissions. Outreach targets were contacted contact multiple times. Generally, targets received an executive summary followed by non-confidential slides if there as interest. Of the 256 companies contacted, 45 companies requested non-confidential slide decks. In total, 116 companies declined or were eliminated after multiple rounds of follow-up after sharing materials. The Company's advisor along with members of our management team presented interested companies with further details regarding NSI-566 and presented the non-confidential information. Target companies that expressed continued interest received and signed a non-disclosure agreement and were granted access to virtual data room. Of the 256 companies contacted, five entered into non-disclosure agreements and were granted access to the virtual data room. The Company's advisors and representatives had follow-up calls to discuss the confidential information with 4 of the 5 companies. None of the target companies submitted any offers. The CVR Representative did received one unsolicited offer consisting of an upfront payment of $125,000 and a possible milestone payment of: (i) up to $6 million upon market approval in the U.S. or Europe or (ii) 30% of the consideration received by the purchaser upon the sale or licensing of NSI-566. In reviewing the proposal, the CVR Representative and its advisors considered the costs and expenses associated with such transfer, including legal and advisory fees as well as costs and expenses associated with the transfer of the Company’s wholly owned Chinese subsidiary that owns certain data which the CVR Representative concluded would be needed to be transferred. After taking into account these costs and expenses, the CRV Representative provided a counter-offer requiring a $1.0 million up front payment. The prospective acquirer did not respond.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K, include the discussion of estimates used for accrued research and development expenses, the valuation of share-based compensation and derivative financial instruments, and the fair value of LBS common stock prior to the Merger. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company's research and development expenses were $1.9 million in the third quarter of 2022 and $4.2 million in the first nine-months of 2022, which, excluding the in-process research and development charge incurred in the second quarter of 2021 related to the Reverse Merger, represents as significant increase over the comparative prior year periods both in amount and as a percentage of the Company's overall operating expenses in such periods.

General and Administrative Expenses

General and administrative expenses of $2.1 million in the third quarter of 2022 and $7.3 million in the first nine-months of 2022 consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, consulting, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses. The Company's general and administrative expenses for the nine-months ended September 30, 2022, primarily the first half of 2022, included higher-than-normal costs associated with professional fees, investor and public relations fees, and recruiting fees.

Restructuring Expenses

In order to better utilize the Company’s resources on the implementation of its refocused clinical programs and corporate strategy, on September 9, 2022 the Company committed to a cost-reduction plan. This cost-reduction plan consisted of an approximately 20% reduction in workforce force to better align the Company’s resources on its clinical studies, including its lead asset, LB1148.

Associated with the reduction in workforce, the Company has recognized restructuring costs of $0.4 million at the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements.

Although the Company will continue to identify other cost-saving opportunities in its normal course of business, it does not expect to incur any other significant costs associated with the cost reduction-plan announced on September 9, 2022.

Going Concern

The Company’s management has disclosed in Note 1 to the financial statements included herein that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the filing date of this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing during the second half of 2023 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

COVID-19

The COVID-19 pandemic resulted in quarantines, restrictions on travel and other business and economic disruptions, and had a negative impact on the Company's ability to conduct clinical trials of its lead drug candidate, LB1148. The Company's phase 2 clinical study for the prevention of post-surgical abdominal adhesions re-started in February 2022, and in June 2022 the Company initiated its phase 3 clinical study for the return of bowel function. Notwithstanding, the Company paused enrollment in this phase 3 clinical study pending the determination of next steps for the study. The Company will continue to actively evaluate the impact of the pandemic on its business operations and plans, including but not limited to the impact on access to capital, planned and ongoing clinical trials, cash management and its investment policies regarding cash as well as the long-term effects in the medical and drug development fields.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes the Company's results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses
Research and development	$1,928	$624	$1,304	209%
General and administrative	2,075	2,392	(317)	(13)%
Restructuring costs	410	—	410	n/a
Total operating expenses	4,413	3,016	1,397	46%
Loss from operations	(4,413)	(3,016)	(1,397)	46%
Other income (expense):
Gain on change in fair value of warrant liability	385	12,764	(12,379)	(97)%
Gain on change in fair value of share liability	—	18	(18)	n/a
Interest expense	(4)	(26)	22	(85)%
Other income	41	20	21	105%
Loss on issuance of warrants	—	(1,673)	1,673	n/a
Total other income, net	422	11,103	(10,681)	(96)%
Net (loss) income	$(3,991)	$8,087	$(12,078)	(149)%

Research and Development Expenses

The increase in research and development expenses of approximately $1.3 million, or 209%, from $0.6 million for the three months ended September 30, 2021 to $1.9 million for the three months ended September 30, 2022 is a result of the restart of the Company's LB1148 phase 2 clinical study of the prevention of post-surgical abdominal adhesions and the initiation of its phase 3 clinical study of the accelerated return of bowel function following gastrointestinal ("GI") surgery. The majority of the $0.4 million increase in clinical operations expenses in the third quarter of 2022 compared to the third quarter of 2021 is the result of increased investigator site activations, clinical vendor charges, and consultant and contract labor charges. Manufacturing-related costs associated with the production and packaging of LB1148 increased $0.4 million in the three months ended September 30, 2022 compared to the same period last year, primarily due to scale up, and process and analytical method optimization beginning in the second quarter of 2022 and continuing into the third quarter of 2022. Also, to support the ramp up of clinical trial activity, employee headcount and consultant and contract labor within research and development increased compared to last year, which contributed to a $0.5 million increase in payroll and employee-related research and development expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased from $2.4 million for the three months ended September 30, 2021 to $2.1 million for the three months ended September 30, 2022. The decrease of $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to a $0.6 decrease in professional and recruiting fees and a $0.1 decrease in consultants and contract labor, partially offset by (i) a $0.2 increase in net payroll and employee-related costs, (ii) a $0.1 million increase in insurance costs, and (iii) a $0.1 million increase in stock-based compensation expense.

Restructuring Expenses

Company has recognized restructuring costs of $0.4 million for the three months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements with employees terminated under a September 2022 cost-reduction plan.

Other income (expense)

Other income, net, decreased by $10.7 million, or 96%, to $0.4 million for the three months ended September 30, 2022 from $11.1 million for the three months ended September 30, 2021. Other income, net, for the three months ended September 30, 2022 consists primarily of a $0.4 million non-cash gain associated with the revaluation of liability-classified warrants in the period. Other income, net, for the three months ended September 30, 2021 consists of a $12.8 million non-cash gain associated with the revaluation of liability-classified warrants in the period, a portion of which was due to a due to an agreement entered into in July 2021 between the Company and an investor whereby the investor agreed to waive certain provisions of the previous Security Purchase Agreement entered into between the parties (the "Waiver Agreement"), which resulted in a $3.9 million favorable change in the fair value of the underlying warrants. The gain from the reduction in the fair value of warrant liabilities was partially offset by a $1.7 million loss associated with the issuance of warrants for three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes the Company's results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses
Research and development	$4,204	$1,630	$2,574	158%
In-process research and development	—	30,117	(30,117)	n/a
General and administrative	7,259	6,080	1,179	19%
Restructuring costs	410	—	410	n/a
Total operating expenses	11,873	37,827	(25,954)	(69)%
Loss from operations	(11,873)	(37,827)	25,954	(69)%
Other income (expense):
Gain on forgiveness of PPP loan	—	279	(279)	n/a
Loss on issuance of secured debt	—	(686)	686	n/a
Gain on change in fair value of warrant liability	2,403	17,939	(15,536)	(87)%
Gain on change in fair value of share liability	—	91	(91)	n/a
Interest expense	(10)	(2,393)	2,383	(99)%
Other income	50	36	14	39%
Loss on issuance of LBS Series 1 Preferred Stock	—	(1,881)	1,881	n/a
Loss on issuance of warrants	(1,110)	(3,247)	2,137	(66)%
Total other income, net	1,333	10,138	(8,805)	87%
Net loss	$(10,540)	$(27,689)	$17,149	(62)%

Research and Development Expenses

The increase in research and development expenses of approximately $2.6 million, or 158%, from $1.6 million for the nine months ended September 30, 2021, to $4.2 million for the nine months ended September 30, 2022 was primarily attributable to the Company's increased clinical trial activities in the first nine-months of 2022, compared to the same period of last year. In the first nine-months of 2022, the Company's clinical trial activities, which had been virtually halted going into the first half of 2021 due to the COVD-19 pandemic, continued to increase as the Company proceeded with its phase 2 study of the prevention of post-surgical abdominal adhesions and initiated its phase 3 postoperative return of bowel function study for which a first patient in was achieved in July 2022. Clinical research costs were $0.7 million higher for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, and regulatory costs were higher by $0.3 million concurrent with the Company receiving phase 3 clearance for its postoperative return of bowel function study. Also contributing to the increase was higher drug manufacturing-related costs of $0.6 million. The increase drug manufacturing-related costs in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 was primarily due to the scale up, and process and analytical method optimization associated with the production and packaging of LB1148. Net research and development employee-related costs, and consulting and contract labor costs increased by $1.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the current period, increased payroll and benefits and contract labor costs, which increased in line with increased headcount and clinical activities, were offset by a $0.2 decrease in stock-based compensation expense in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

In-process research and development

In connection with the Merger, the Company recognized an in-process research and development expense of $30.1 million for the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.2 million, or 19%, from $6.1 million for the nine months ended September 30, 2021 to $7.3 million for the nine months ended September 30, 2022. The increase was partially related to higher general and administrative expenses associated with operating as a public company for the full nine-month period, as compared to the five-month post-Merger period that the Company's accounting predecessor,

LBS, was public in the nine months ended September 30, 2021. Related to this, investor relations and shareholder services costs were higher by $0.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, and insurance costs associated with being a public company were $0.4 million higher. Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was a $0.5 million net increase in payroll and employee-related costs coinciding with the increased staffing needs after becoming a public company and expected staffing needs in line with the execution of the Company's strategy and operating plan, and a $0.2 million increase in consultants and contract labor. Partially offsetting these increases for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was i) a decrease in share-based compensation expense of $0.1 million, and ii) lower expenses associated with the winddown of Seneca operations that were incurred in the second and third quarters of 2021.

Restructuring Expenses

Company has recognized restructuring costs of $0.4 million for the nine months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements with employees terminated under a September 2022 cost-reduction plan.

Other income (expense)

Other income, net decreased by $8.8 million, or 87%, to $1.3 million for the nine months ended September 30, 2022 from $10.1 million for the nine months ended September 30, 2021. The nine months ended September 30, 2021 included net other expenses of $2.2 million for which there were no comparable expenses in the first half of 2022, including: (i) a $1.9 million loss recognized on the issuance of LBS Series 1 Preferred Stock, (ii) a $0.7 million non-cash loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt, (iii) a $0.3 million gain on the forgiveness of the Company's Paycheck Protection Program ("PPP") loan, and (iv) a $0.1 million gain on the change in the fair value of a share liability owed to a former Seneca shareholder.

The nine months ended September 30, 2022 includes a $2.4 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022 (the "Effective Date"), the Company entered into an agreement to irrevocably waive any adjustment to the exercise price of the certain warrants held by an investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the related warrants (the "January 2022 Waiver Agreement") (see Note 7 in the notes the financial statements). As consideration for this waiver, pursuant to the January 2022 Waiver Agreement, the Company issued the investor 2,250,000 warrants (the "January 2022 Warrants"). The January 2022 Warrants are exercisable beginning six months following the Effective Date and expire five and a half years after the Effective Date. The exercise price for the January 2022 Warrants is $1.10 (the closing price of the Company’s common stock on January 28, 2022). The $1.1 million non-cash loss on the issuance of the January 2022 Warrants represents the fair value of the warrants on the date of issuance, January 31, 2022. The nine months ended September 30, 2021 includes a $17.9 million non-cash gain associated with the revaluation of liability-classified warrants in the period, $3.9 million of which is attributable to a gain resulting from the modification of certain liability-classified warrants, that was partially offset by $3.2 million of costs associated with on the issuance of warrants in the period, including a $1.7 million loss associated with the issuance of warrants in the three months ended September 30, 2021.

The remainder of the net increase in other income (expense), net, is due to lower interest expense for the nine months ended September 30, 2022 as the prior year period included a $1.6 million non-cash interest charge associated with a debt discount on pre-Merger debt, and increased interest expense of $0.8 million due to a higher debt balance outstanding during the period.

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

On August 12, 2022, Company, entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company (the "August 2022 Public Offering"), (a) 42,160,000 Class A Units, with each Class A Unit consisting of one share of the Company’s common stock, par value $0.01 per share, a Series 1 warrant with a term of one year from the date of issuance (a “Series 1 Warrant”) to purchase one share of the Company's common stock at an exercise price per share of $0.25, and a Series 2 warrant with a term of five years from the date of issuance (a “Series 2 Warrant”) to purchase one share of the Company's common stock at an exercise price per share of $0.25, with each Class A Unit to be offered to the public at an offering price of $0.25 per Class A Unit and (b) 1,460 Class B Units (the “Class B Units”, and collectively with the Class A Units, the “Units”), with each Class B Unit consisting of one share of Series B Convertible Preferred Stock, convertible into 4,000 shares of the Company's common stock, a Series 1 Warrant to purchase 4,000 shares of the Company's common stock, and a Series 2 Warrant to purchase 4,000 shares of common stock, with each Class B Unit offered to the public at an offering price of $1,000 per Class B Unit. Each Series 1 Warrant and Series 2 Warrant included in the Class B Units entitles its holder to purchase 4,000 shares of Common Stock at an exercise price per share of $0.25. All of the Series B Convertible Preferred Stock shares have been converted into shares of the Company's common stock as of September 30, 2022.

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Overallotment Option”) to purchase up to (i) 7,200,000 additional shares of the Company's common stock, (ii) 7,200,000 additional Series 1 Warrants and/or (iii) 7,200,000 additional Series 2 Warrants, solely to cover over-allotments. The Underwriter fully exercised the Overallotment Option on August 12, 2022.

On August 16, 2022, the Company closed on the August 2022 Public Offering, pursuant to which the Company agreed to issue and sell (i) 49,360,000 shares of common stock (which includes 7,200,000 shares of Common Stock sold pursuant to the exercise of the Overallotment Option), (ii) 1,460 shares of Series B convertible preferred stock, (iii) 55,200,000 Series 1 Warrants (which includes 7,200,000 Series 1 Warrants sold pursuant to the exercise of the Overallotment Option), and (iv) 55,200,000 Series 2 Warrants (which includes 7,200,000 Series 2 Warrants sold pursuant to the exercise of the Overallotment Option). The warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. Gross proceeds from the August 2022 Public Offering, including the Overallotment Option, were $13.8 million and net proceeds were approximately $11.5 million after deducting after equity issuance costs of $2.3 million, including the Underwriter discount, professional fees and the fair value of the Underwriter Warrants.

The Company intends to use the net proceeds from the May 2022 Registered Direct Offering and the August 2022 Public Offering for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148. With the Company's decision to pause its U.S. Phase 3 study for the return of bowel function, the Company is focusing all of its resources on the continued advancement of its U.S. Phase 2 adhesions study. The Company now believes it has sufficient capital to fund its U.S. Phase 2 adhesions study through its topline data readout expected in the second half of 2023.

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

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of September 30, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $395,000, less imputed interest of $55,000, will be paid over the remaining lease term of approximately 2.9 years.

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of September 30, 2022, the aggregate remaining balance under the Company's insurance financing arrangements was $0.4 million.

Cash Flows

As of September 30, 2022, the Company had $14.0 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,054)	$(11,718)
Net cash used in investing activities	$—	$(54)
Net cash provided by financing activities	$13,544	$25,163

Net Cash Used in Operating Activities

Cash used in operating activities of $10.1 million for the nine months ended September 30, 2022, reflects a $10.5 million net loss adjusted for $0.9 million of net cash inflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $2.4 million gain recognized for the change in the fair market value of the warrant liabilities in the period, and (iii) a $0.9 million non-cash expense recognized for stock-based compensation.

Cash used in operating activities of $11.7 million for the nine months ended September 30, 2021 includes a $27.7 million net loss adjusted for $5.0 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) $0.3 million gain on forgiveness of the PPP loan, (ii) $3.2 million in costs allocated to the warrant issuances, (iii) $1.2 million non-cash expense for stock-based compensation, (iv) $17.9 million gain recorded for the change in the fair market value of the warrant liabilities in the period, of which $3.9 million resulted from the modification of certain liability-classified warrants, (v) $0.1 million gain recorded for the change in the fair market value of the share liability, and (vi) $0.7 million loss on the issuance of the senior secured debt. Additionally, the nine months ended September 30, 2021 includes net non-cash expenses of $34.2 million, which were incurred directly in connection with the Merger.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities of $13.5 million was attributable to cash proceeds of $1.8 million from the May 2022 Registered Direct Offering and $12.6 million from the August 2022 Public Offering, partially offset by payments of equity issuance cost of $0.3 million in the period and payments made on the Company's insurance financing arrangements of $0.5 million in the period.

For the nine months ended September 30, 2021, cash provided by financing activities of $25.2 million consisted of $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock, $5.2 million in net proceeds from the issuance of common stock and warrants, and $1.3 million in proceeds from the issuance of senior secured debt. These increases were offset by payments on debt of $1.0 million, redemption of warrants of $0.1 million, and payment of debt issuance costs of $0.1 million.

Future Liquidity Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current operating needs using cash on hand. The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months and the Company will require additional financing during the second half of 2023 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2022. We have not had sufficient time to test the effectiveness of the remediation actions taken to date. As a result, the material weaknesses continue to be present as of September 30, 2022.

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
(ii)
The Company has already implemented, or is in the process of implementing, compensating controls to remediate the inherent segregation of duties control risks associated with its current accounting software. In addition, the Company has implemented new accounting and finance management software effective July 1, 2022, which is intended to eliminate some of the existing deficiencies in our internal control environment. Both the compensating controls implemented and those information technology general controls implemented with the new accounting and finance management software will be documented and tested for operating effectiveness.
(iii)
The Company is in the process of updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries, and controls over period end financial reporting.
(iv)
The Company is developing a comprehensive plan to identify and remediate all segregation of duties deficiencies in its current control environment.
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

Changes in Internal Control Over Financial Reporting

Other than the implementation of a new accounting and finance management software, effective July 1, 2022, and changes in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•
The development and commercialization strategy for the Company’s product candidate LB1148 depends, in part, on published scientific literature and prior findings of the FDA regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory approval.
•
Clinical drug development is very expensive, time-consuming, and uncertain.
•
The Company expects that is operations and clinical trials will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure additional funding.
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
•
The Company has received a delisting notification from the Nasdaq Stock Market based on the Company’s Bid Price being under $1.00 for thirty (30) consecutive trading days and additionally received a delisting notification for the Company’s Bid Price being under $0.10 for ten (10) consecutive trading days. If the Company is not able to regain compliance with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist the Company's common stock.
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
•
Failure to remediate a material weakness in internal controls over financial reporting could result in material misstatements in the Company’s consolidated financial statements.
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

The success of the Company’s current business, including its ability to generate revenue in the future, primarily depends on the successful development, regulatory approval and commercialization of LB1148, as well as its ability to secure sufficient capital to fund its business operations. The clinical and commercial success of LB1148 depends on a number of factors, including the following:

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

If the Company, either individually or through its co-development partner, does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize LB1148. For example, the Company recently paused enrollment in its Phase 3 study for return of bowel function. The Company is not certain what the next steps will be regarding this Phase 3 study, and such uncertainty may result in delays or increase costs, or the failure to complete such trial. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize LB1148. Accordingly, the Company cannot assure you that it will ever be able to generate sufficient revenue through the sale of LB1148, if approved, to internally fund its business.

Some of the initial indications in which the Company plans to pursue development of LB1148 are indications for which there are no FDA-approved therapies. This makes it difficult to predict the timing and costs of clinical development for LB1148 in these indications, as well as the regulatory approval path.

There are no FDA-approved therapies for decreasing the time to normal feedings and bowel movement (or preventing necrotizing enterocolitis) in infants after heart surgery. While ENTEREG® is approved to accelerate the time to upper and lower gastrointestinal recovery following surgeries that include partial bowel resection with primary anastomosis, there is no guarantee that regulatory precedence regarding ENTEREG® will apply to the approval of other therapies that may accelerate the time to gastrointestinal recovery following surgery. While there are multiple medical devices approved for the reduction or elimination of postoperative intra-abdominal adhesions, there are no drugs approved to reduce postoperative intra-abdominal adhesions. The regulatory approval process for novel product candidates such as LB1148 can be more uncertain, expensive and take longer than for other, better known or extensively studied therapeutic approaches.

The development and commercialization strategy for the Company’s lead product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory approval.

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

The Company currently plans to pursue marketing approval for LB1148, in the U.S. through a 505(b)(2) NDA and will be completing bridging analyses prior to NDA submissions. If the FDA disagrees with the Company’s conclusions regarding the appropriateness of its reliance on the FDA’s prior findings of safety and efficacy for TXA or on published literature, or if the Company is not otherwise able to bridge to the listed drug or published literature to demonstrate that its reliance is scientifically appropriate, the Company could be required to conduct additional clinical trials or other studies to support its NDA, which could lead to unanticipated costs and delays or to the termination of the development program for LB1148. If the Company is unable to obtain approval for LB1148 through the 505(b)(2) NDA process, it may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or on the behalf of the Company.

Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its policies and practices with respect to Section 505(b)(2) regulatory approvals, which could delay or even prevent the FDA from approving any NDA that the Company submits pursuant to the 505(b)(2) process. Even if the Company is allowed to pursue the 505(b)(2) regulatory pathway to FDA approval, there is no assurance that the Company's product candidates will receive the requisite approvals for commercialization.

The Company may find it difficult to enroll patients in its clinical trials, which could delay or prevent it from proceeding with clinical trials of its product candidates.

Identifying and qualifying subjects to participate in the Company’s clinical trials is critical to its success. The Company’s inability to enroll patients in its clinical trials on a timely basis could result in the completion of the trials being delayed.

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

If the Company has difficulty enrolling a sufficient number of patients to conduct its clinical trials as planned, it may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on its business, financial condition, results of operations and prospects. For example, the Company has recently paused enrollment in its Phase 3 study for return of bowel function, pending a determination of the Company of next steps for the study. As a result, there can be no assurances that the Company will be able to complete that clinical trial on a timely basis, or at all.

Clinical drug development is very expensive, time-consuming and uncertain.

Clinical development for the Company’s product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, the Company, any partner with which it may in the future collaborate, the FDA, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, or institutional review boards (“IRB”) at the Company’s trial sites, may suspend, delay, require modifications to or terminate the Company’s clinical trials at any time.

The Company expects that its operations and clinical trials will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure such additional funding.

The Company has historically funded its operations, including its past and present clinical trials, through the sale of its securities. Based on the Company's existing cash resources and its current plan of operations, the Company may not have adequate capital to complete its current clinical trials. Moreover, the Company cannot guarantee that its cash resources, even after giving effect to recent offerings, will be sufficient for it to complete enrolling patients in both clinical trials. As a result, the Company may need to secure additional financing in order to complete enrollment and undertake such trials. If the Company is not able to obtain financing in the future or on acceptable terms, it may have to terminate or suspend one or both clinical trials early.

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The results from the prior preclinical studies and clinical trials of LB1148 may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from its prior clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than the Company) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and the

Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration trials. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. The Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Even though we are proceeding with a clinical trial for LB1148 as a single active ingredient drug product, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

If the clinical development of LB1148 is successful, the Company intends to eventually seek regulatory approvals of LB1148 initially in the U.S. and may seek approvals in other geographies. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, the Company must demonstrate to the FDA that the product candidate is safe and effective for use for the target indication. The Company cannot assure you that the FDA or non-U.S. regulatory authorities would consider its planned clinical trials to be sufficient to serve as the basis for approval of its product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of the Company’s clinical trials and in determining whether the results demonstrate that its product candidates are safe and effective. If the Company is required to conduct clinical trials of its product candidates in addition to those it has planned prior to approval, there can be no assurance that the results of such clinical trials will be sufficient to gain regulatory approval.

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

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may have an adverse material effect on the Company’s business, financial condition, operating results and prospects.

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

If any of the Company’s CROs or clinical trial sites terminate their involvement in one of the Company's clinical trials for any reason, the Company may not be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if the Company’s relationship with clinical trial sites is terminated, it may experience the loss of patient follow-up information unless the Company is able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for the Company’s clinical trials may serve as scientific advisors or consultants to it from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

Notwithstanding, as described in the “Executive Overview” in Item 2 of this Quarterly Report, the Company has currently paused enrollment in its Phase 3 study for return of bowel function, pending a determination of the Company of next steps for the future of the study.

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

If the Company is unable to successfully retain and integrate a new management team, the Company's business could be adversely impacted.

Effective October 11, 2022, the Company appointed its Chief Financial Officer, J.D. Finley, as its Interim Chief Executive Officer. Also effective October 11, 2022, Dr. Hallam and Dr. Dawson, the Company’s former CEO and CMO respectively, ceased providing services to the Company. The Company's success depends largely on the development and execution of its business strategy by its senior management team. The Company currently has a limited executive team which may adversely affect its business. Additionally, the loss of any members or key personnel would likely harm the Company's ability to implement our business strategy and respond to the rapidly changing market conditions in which it operates. There can be no assurance that the Company will be able to retain the current members of its management team. Moreover, there may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot assure you that it will be able to identify, employ or retain such qualified personnel on acceptable terms, if at all. The Company cannot assure you that management will succeed in working together as a team. In the event the Company is unsuccessful, its business and prospects could be adversely impacted.

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

The Company has received a delisting notification from the Nasdaq Stock Market based on the Company’s Bid Price being under $1.00 for thirty (30) consecutive trading days and has additionally received a delisting notice based on the Company’s Bid Price being under $0.10 for ten (10) consecutive trading days. If the Company is not able to regain compliance with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist its common stock.

The Company’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if is delisted from the Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. In order to maintain this listing, it must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share (“Minimum Bid Price Requirement”). On May 20, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until November 16, 2022 to regain compliance with the Minimum Bid Price Requirement. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Requirement and its common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

Further, on November 7, 2022, the Company received an additional notice from Nasdaq indicating that based upon the Company’s common stock having a closing bid price of less than $0.10 per share for the preceding ten (10) consecutive trading days, the Company was in violation of Nasdaq Listing Rule 5810(3)(A)(iii). Accordingly, the notice stated that the Nasdaq staff had determined to delist the Company's common stock on November 16, 2022, unless the Company requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on November 14, 2022.

The Company intends to timely request a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. There are no assurances that a stay will be granted or that a favorable decision will be obtained.

On October 4, 2022, the Company’s shareholders authorized a reverse stock split at a ratio of not less than 1-for-10 and not greater than 1-for-50 at any time prior to the Company’s 2023 annual meeting of shareholders, with the exact ratio to be set within that range at the discretion of the Board and to be effected before the day prior to the 2023 annual meeting of shareholders, without further approval or authorization of the Company's shareholders. The Company's Board has not yet effected this reverse stock split.

Notwithstanding, the Company cannot assure you that, in the future, its securities will meet the continued listing requirements to be listed on Nasdaq. If the Company’s common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of its common stock, increased volatility in its common stock, reduced liquidity in its common stock, a limited availability of market quotations for the Company’s common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in its common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in the Company’s securities at all. Delisting could also cause a loss of confidence of the Company’s collaborators, vendors, suppliers and employees, which could harm its business and future prospects.

If the Company’s common stock is delisted by Nasdaq, its common stock may be eligible to trade on the OTC Bulletin Board, OTCQB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, its common stock. In addition, there can be no assurance that the Company’s common stock would be eligible for trading on any such alternative exchange or markets. Moreover, if the Company’s common stock is delisted, it may come within the definition of “penny stock” under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For example, the Company and/or broker-dealers are required to make a special suitability determination for purchases of such securities and must receive a purchaser’s written consent to the transaction prior to any purchase. Additionally, unless exempt, prior to a transaction involving a penny stock, the penny stock rules require the delivery of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to the broker-dealer, current quotations for the securities and, if the broker-dealer is the sole market-maker for the security, the fact that they are the sole market-maker and their presumed control over the market. Finally, monthly statements disclosing recent price information on the limited market in penny stocks must be sent to holders of such penny stocks. These requirements may reduce trading activity in the secondary market for the Company’s common stock and may impact the ability or willingness of broker-dealers to sell its securities which could limit the ability of stockholders to sell their securities in the public market and limit the Company’s ability to attract and retain qualified employees or raise additional capital in the future.

The liquidity of the Company's common stock and shareholder’s ability to sell the Company's shares may be affected by its recently approved reverse stock split.

On October 4, 2022, the Company’s shareholders approved a reverse stock split at a ratio of not less than 1-to-10 and not greater than 1-to-50. In the event the reverse stock split is effective, the liquidity of the Company's common stock may decrease as a result of the corresponding reduction in the number of shares that are outstanding following such split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of the Company's common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

A reverse stock split could cause the Company’s stock price to decline relative to its value before the split.

The Company anticipates effecting a reverse split of its outstanding common stock in order to regain compliance with the Nasdaq Capital Markets continued listing requirements. There is no assurance that the reverse stock split will be successful in raising our stock price sufficiently to enable us to meet the Minimum Bid Price Requirement of the Nasdaq Capital Market. Additionally, there can be no assurances that if the reverse stock split is effected, that the reverse split will not cause an actual decline in the value of the Company's outstanding common stock. Historically, after a reverse stock split, the market price of a company’s shares decline.

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

The Company’s inability to successfully in-license, acquire, develop and market additional product candidates or approved products would impair its ability to grow its business.

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

The Company’s prior auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company's prior auditors’ report on our December 31, 2021 consolidated financial statements expresses an opinion that as a result of the Company’s recurring losses from operations and net capital deficiency, there is substantial doubt about the Company’s ability to continue as a going concern.

Failure to remediate a material weakness in internal controls over financial reporting could result in material misstatements in the Company’s consolidated financial statements.

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

The Company will require substantial additional funds to fund its operations and to conduct the costly and time-consuming clinical efficacy trials necessary to pursue regulatory approval of LB1148 and any other product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. For example, the Company recently paused enrollment in its Phase 3 study for return of bowel function, and as a result, the necessary costs and timing of the study are currently uncertain. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely impact the rights of its common stockholders. Further, to the extent that the combined Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, stockholders' ownership interest in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

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

Global, market and economic conditions may negatively impact the Company’s business, financial condition and share price.

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

As of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter, the public float of the Company is less than $250 million and therefore qualifies as a smaller reporting company under the rules of the SEC. As a smaller reporting company, the Company will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

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

The Company is entitled under its certificate of incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Additionally, in the event the Company consummates the reverse stock split previously approved by its shareholders on October 4, 2022 (at a ratio to be between 1-for-10 and 1-for-50 at the discretion of the Board, the number of issued and outstanding shares will increase, but the Company’s authorized shares of common stock will not be proportionately reduced. Shares of the Company’s blank check preferred stock provide its board of directors with broad authority to determine voting, dividend, conversion, and other rights. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 7, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that based upon the Company’s common stock having a closing bid price of less than $0.10 per share for the preceding ten (10) consecutive trading days, the Company was in violation of Nasdaq Listing Rule 5810(3)(A)(iii). Accordingly, the Notice stated that the Nasdaq staff had determined to delist the Company's common stock on November 16, 2022, unless the Company requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by 4:00 p.m. Eastern Time on November 14, 2022. Additionally, the Company continues to not be in compliance with Nasdaq Listing Rule 5550(a)(2) (the minimum bid price of $1.00), as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 20, 2022.

The Company intends to timely request a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. There are no assurances that a stay will be granted or that a favorable decision will be obtained.

As previously disclosed, the Company’s shareholders authorized a reverse stock split of the Company’s common stock at a ratio of not less than 1-for-10 and not greater than 1-for-50, with the exact ratio to be set by the Board of Directors of the Company and effected prior to the Company’s 2023 annual meeting of shareholders. The Company intends to effect such a reverse stock split as part of its plan to comply with the Nasdaq Listing Rules described above.

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
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).

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

4.27	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.28	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.29	Form of Series 1 Common Stock Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).
4.30	Form of Series 2 Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).

4.31

Warrant Agency Agreement dated August 16, 2022, by and between Palisade Bio, Inc. and American Stock Transfer and Trust Company, LLC. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).

4.32	Form of Series B Preferred Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.33 to the Registrant's Registration Statement on Form S-1/A, filed with the SEC on August 9, 2022)
4.33*	Form of Underwriter Warrant issued August 16, 2022.
10.1	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporate by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on May 13, 2022).
10.2

First Amendment dated July 14, 2022 to the Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q filed with the SEC on August 15, 2022).

10.3†

Form of Securities Purchase Agreement, dated May 6, 2022, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

10.5+	Separation Agreement and Release with former Chief Executive Officer (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the SEC on October 14, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

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

PALISADE BIO, INC.

Date: November 14, 2022	/s/ J.D. Finley
J.D. Finley, Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)