Form 10-K
period 2022-12-31
PALISADE BIO, INC.
filed 2023-03-22
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33672

PALISADE BIO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 Armada Drive, Suite 2A Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 704-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the Nasdaq Capital Market on such date, was approximately $8.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 15, 2023, the registrant had 4,503,977 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

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
•
our ability to enter into commercial supply agreements;
•
the success of competing technologies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•
our ability to obtain funding for our operations;
•
our ability to attract collaborators and strategic partnerships; and
•
the impact of the COVID-19 pandemic on our business, and operations, and supply.

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
•
There are no U.S. Food and Drug Administration (“FDA”) approved therapies for LB1148’s lead indication which makes it difficult to predict the timing, costs and regulatory approval path of LB1148.
•
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
•
The Company’s product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.
•
The Company may in the future conduct clinical trials for its product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.
•
The Company may rely on third-party Contract Research Organizations ("CROs") and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.
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
•
The Company’s product candidates, if approved, may face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.
•
Any adverse developments related to LB1148 that occur during the clinical trials being conducted by Newsoara Biopharma Co., Ltd. ("Newsoara") could affect the Company’s ability to obtain regulatory approval or commercialize LB1148.
•
The Company has a very limited operating history and has never generated any revenues from product sales.
•
The Company's common stock could be delisted from the Nasdaq Capital Market if the Company is unable to maintain compliance with Nasdaq's continued listing standards.

•
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
•
The Company's board of directors (the "Board") has broad discretion to issue additional securities, which might dilute the net tangible book value per share of the Company's common stock for existing stockholders.
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
•
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect the Company's business and its financial results and could cause a disruption to the development of the Company's product candidates.
•
The Company's Board has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

PART I

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Palisade,” “Palisade Bio,” “the Company,” “we,” “us,” and “our” or similar designations in this report refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. In addition, references to “Seneca” and “Seneca Biopharma, Inc.” are to the Registrant prior to the completion of the Merger. Any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Series B Preferred Stock” refers to the Series B Convertible Preferred Stock

On April 27, 2021, Seneca Biopharma, Inc. (“Seneca”) completed its previously announced merger transaction with Leading BioSciences, Inc. (“LBS”) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 16, 2020 (the “Merger Agreement”), by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Item 1. Business.

Overview

We are a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier. We utilize over three decades of research and established science that links the role of intestinal barrier biology and human disease to develop novel therapeutics that target and improve the integrity of the intestinal barrier.

Our approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the gastrointestinal (“GI”) tract into the peritoneal cavity that can damage tissues and promote inflammation, causing a broad array of acute and chronic conditions. Our goal is to be an industry leader in developing therapies to prevent or treat conditions resulting from intestinal barrier dysfunction and to improve the lives of patients suffering from such conditions.

Our lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor tranexamic acid (“TXA”) that is currently being developed for administration prior to surgeries that are at risk of disrupting the intestinal epithelial barrier. By inhibiting the activity of digestive proteases, we believe that LB1148 has the potential to reduce the formation of postoperative adhesions between intra-abdominal tissues and accelerate the time to the return of normal GI function.

We believe that LB1148, if successfully developed and approved, may have the ability to become a suitable treatment option across a broad range of acute and chronic conditions associated with GI barrier dysfunction. Our strategy is to maintain a capital efficient organization focused on pursuing the approval of LB1148 for the reduction of postoperative adhesions following major surgeries. As part of our strategy, we are exploring possible indication expansion, partnering, and out-licensing opportunities and, if advantageous opportunities arise, in-licensing and partnering of other product candidates.

Postoperative Adhesions

Intra-abdominal adhesions are bands of scar tissue that form inside the abdomen. The fibrous bands form between two or more organs and/or surfaces that are not normally connected, causing the surfaces to become bound together. Intra-abdominal adhesions can lead to kinking, twisting, pulling (traction), or compression of the intestines and other organs in the abdomen, causing symptoms and complications, such as pain, bloating, intestinal obstruction or blockage.

Abdominal adhesions are common and often develop after open or laparoscopic abdominal surgery. In surgery with an open approach, the surgeon makes a large incision to open the abdominal cavity, whereas in laparoscopic surgery, the surgeon makes small openings in the abdomen and inserts special tools to view, remove, or repair organs and tissues. Adhesions may arise during these abdominal surgeries by a variety of mechanisms. We believe that injuries resulting from incisions, sutures, surgical manipulation, bleeding, and hypoperfusion can lead to leakage of digestive proteases. Digestive enzymes that escape from the intestine may create proteolytic damage to mesothelial surfaces. The body’s response is to generate scar tissue to heal such damage. As the new scar tissue grows it can connect these surfaces with adhesions. It is estimated that postoperative intra-abdominal adhesions may develop in up to 93% of patients undergoing abdominal or pelvic surgery.

Although many patients with intra-abdominal adhesions are asymptomatic, a significant portion of patients will develop “adhesive disease,” a symptomatic state inclusive of chronic, highly distressing, and even life-threatening symptoms. Approximately 6% to 10% of these cases require follow-up medical care. Abdominal adhesions are the most common cause of obstruction of the small intestine and can lead to the death of intestinal tissues, peritonitis (an infection of the lining of the abdominal cavity) and, in severe cases, death. In fact, although adhesion related bowel obstruction is the number ten cause of emergent surgery, intestinal obstruction from adhesions is one of the top causes of emergency surgery death in the United States. In women, abdominal adhesions in the abdomen and pelvis can compress, deform, or block parts of the reproductive system and lead to infertility.

Data from preclinical and clinical studies suggest that LB1148 administration may prevent postoperative adhesions in surgical patients. Postoperative adhesions are (i) costly for patients and hospitals; (ii) the number one cause of secondary infertility in women; (iii) the most common cause of bowel obstruction, accounting for up to 75% of cases; and (iv) the tenth most frequent cause of emergency surgeries. They also account for approximately 80% of emergency surgery deaths and more than 400,000 adhesion lysis surgeries annually in the United States.

By preventing or minimizing adhesions in abdominal and pelvic surgery patients, we believe that LB1148 may minimize numerous medical complications and reduce the need for additional surgeries or other treatments, benefiting both patients and providers.

Postoperative Ileus and Return of Bowel Function in Adults

Patients undergoing GI or cardiovascular ("CV") surgery often experience some degree of GI dysfunction, or delayed return of GI function, manifested by a transient cessation of bowel motility, termed postoperative ileus (“POI”). Bowel function typically returns three to five days after abdominal surgery. However, about 8.5% of abdominal surgery patients experience severe POI that delays the return of bowel function by six or more days. Some procedures result in ileus incident rates of over 20%.

Prolonged POI is a serious complication of GI or CV surgery, resulting in increased morbidity, longer hospital stays, and higher costs. Patients experience bloating and major abdominal pain and, with extended lengths of stay in the hospital, may be at increased risk of hospital acquired infections. The mechanism of POI is likely multifactorial, involving digestive proteases, the nervous system (specifically the autonomic and enteric nervous systems), inflammation (mast cell inflammatory process), hormones, neuropeptides, anesthesia, and when used, narcotics.

There are key criteria for patients to meet prior to discharge following major surgery, which may include return of bowel function, infection source control and pain management. Antibiotics and analgesics can greatly help achieve two of these criteria, yet there is still an unmet need for therapeutics to help improve return of GI function.

Preliminary data from preclinical and clinical studies seem to indicate that LB1148 may protect the mucosal barrier and neutralizes digestive enzyme leakage, and promote return of bowel function after surgery.

By potentially accelerating return of bowel function and thereby reducing length of stay in surgical patients, we believe LB1148 may be able to improve patient outcomes, decrease health care costs, and increase operating margins for providers. Furthermore, we believe that these benefits may extend to patients undergoing GI/abdominal and CV surgery, expediting bowel recovery and return to normal feedings to improve long-term outcomes.

LB1148 has been granted Fast Track designation from the FDA for the treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, necrotizing enterocolitis (“NEC”), etc.) associated with gut hypoperfusion injury in pediatric patients who have undergone congenital heart disease repair surgery.

Our Lead Product Candidate, LB1148

Our lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor, TXA, intended to inhibit digestive enzyme activity and preserve gut integrity during intestinal stress resulting from, among other things, reduced blood flow to the intestine, infections, or due to surgery. Peer reviewed publications of third-party research suggest that digestive enzyme leakage from the GI tract increases the incidence of GI and organ dysfunction following these events.

LB1148 is formulated as an aqueous solution for oral (enteral) administration. In addition to TXA, the patented LB1148 formulation contains polyethylene glycol, carbohydrates, and electrolytes. The components of LB1148 are provided as dry powders for reconstitution in water prior to administration. Such reconstitution may be carried out in a pharmacy (by a pharmacist), or in an outpatient setting (by a patient).

The potential of LB1148 relies on its formulation as a liquid composition for oral administration, which is designed to stop the downstream effects of a disruption of the intestinal mucosal barrier. We are not aware of any other approved oral TXA-containing liquid compositions in the marketplace suitable for such administration.

Prevention of Postoperative Abdominal Adhesions: GI Surgery

Adhesion prevalence is reported to be >90% in patients who have undergone abdominal surgery and represents a significant contributory factor to serious complications such as small bowel obstruction, infertility, chronic abdominal pain, subsequent surgery, and other morbidities. On March 16, 2022 we announced data from a pooled-analysis of studies LBS-IST-POI-101 and LBS-POI-201-CN (PROFILE-CN) at the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2022 Annual Meeting. The results from the pooled analysis showed that 8/9 (89%) of subjects in the placebo group versus 2/8 (25%) in the LB1148 group had adhesions observed during a second follow-up surgery, representing a relative risk reduction of 72% (p = 0.0152). The mean total adhesion score which measures both the extent and severity of adhesions was 1.0 (8/8) for LB1148 and 14.3 (129/9) for placebo, representing relative risk reduction of 93% (p = 0.0162). We believe the reduction in the incidence of postoperative intra-abdominal adhesions as well as the reduction in the extent and severity of adhesions provides preliminary evidence of the clinically meaningful efficacy of LB1148 to reduce postoperative adhesions when compared to placebo.

In December 2022, we concluded enrollment of a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the United States to evaluate if patients treated with LB1148 experience fewer postoperative intra-abdominal adhesions compared to placebo treated patients. We have enrolled a total of 35 of the planned 70 patients in this Phase 2 study. Of the patients enrolled, as of March 2, 2023, 31 patients had completed a first surgery, and 19 patients had completed a second surgery, which is primary assessment endpoint for data under the current study protocol. The Company believes that the data collected to date is sufficient for its evaluation purposes, including an evaluation of its risk profile, and for such reason, the Company voluntarily ceased enrollment in the trial. The Company expects to report topline data from the 35 patients in the second quarter of 2023.

The Company is currently planning a dose optimization study for all indications to determine if a different dosing protocol in healthy volunteers would enhance the risk profile of LB 1148 while simultaneously providing efficacy. It is anticipated that this study will generate pharmacokinetic and pharmacodynamic data across multiple doses in patients, with enrollment expected to commence in the second quarter of 2023.

Postoperative Return of Bowel Function: GI Surgery

On July 29, 2021, we and our co-development partner Newsoara announced topline data from a Phase 2 clinical trial (LBS-POI-201-CN (PROFILE-CN)) demonstrating that LB1148 had a statistically significant (p=0.001) effect in accelerating the return of bowel function in patients undergoing elective bowel resection surgery.

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

In May 2022, the Company’s co-development partner in China received clearance from the Center for Drug Evaluation ("CDE") of the National Medical Products Administration ("NMPA") of the People’s Republic of China to proceed with their Phase 3 clinical trial to evaluate LB1148 for accelerated return of bowel function in adult patients undergoing gastrointestinal surgery. In June 2022, based on data generated by this co-development partner in its earlier Phase 2 study, the Company initiated a Phase 3 clinical trial in the U.S. evaluating LB1148 to accelerate the return of bowel function in adult patients undergoing gastrointestinal surgery. LB1148 also received Fast Track designation from the FDA in November 2022 for the acceleration of time to return of bowel function, as defined as upper and lower GI recovery in adult patients undergoing abdominal surgery.

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

Upon discovery of this information, the special clinical subcommittee of the Board commenced a thorough review of the Company’s ongoing clinical programs. As a result of the review, the Company determined that the current U.S. Phase 3 study protocol required additional standardization across sites and further clarification in the definition of endpoints to permit an adequate assessment of the efficacy of LB1148 to recover GI function. The Company does not believe that the favorable safety and tolerability profiles of LB1148 were impacted by these findings.

Prior Regulatory History of Third-Party Products with TXA Active Ingredients

The active ingredient in LB1148, TXA, is a marketed drug that has been evaluated in human clinical trials and in tens of thousands of patients. Supporting these observations is also over 40 years of post-marketing data from approved TXA products. Studies and regulatory bodies have suggested that TXA administration, while accompanied by a potential increased risk of thrombosis and rare hypersensitivity, may be generally safe and well-tolerated. TXA is an over-the-counter medicine for treating heavy menses in multiple countries, including the United Kingdom, Canada, Japan, and Sweden.

Clinical Development of LB1148

Completed Clinical Trials

GI Surgery Phase 1, LBS-IST-POI-101

LBS-IST-POI-101 was a Phase 1, single-site, open-label, investigator-sponsored trial that enrolled 11 and evaluated 10 patients at a hospital in the United States. The trial evaluated the use of LB1148 for safety and preliminary efficacy in subjects undergoing elective bowel resection. Safety and preliminary data were collected and interpreted by the investigator. Data from this study was used to inform our future studies in the prevention of postoperative abdominal adhesions and acceleration of postoperative return of bowel function.

GI Surgery Phase 2, LBS-POI-201-CN (PROFILE-CN)

LBS-POI-201-CN was a multicenter, randomized, double-blind, parallel, placebo-controlled, proof-of-concept Phase 2 study of LB1148 in patients undergoing bowel resection conducted by Newsoara, our co-development partner in the People’s Republic of China. The study evaluated 120 subjects. Subjects were randomized into 2 treatment groups (LB1148 or placebo) at a ratio of 1:1. Subjects were stratified by: (1) surgical method (minimally invasive or laparotomy), and 2) whether or not there was a planned stoma. Subjects received a split, oral dose of LB1148 or placebo: 350 mL 6-10 hours before surgery and 350 mL 2-6 hours before surgery. Perioperative care was standardized at all sites per study protocol. The primary outcome was GI-2, defined in the study as the recovery of bowel function measured as the time from the end of surgery to passage of stool with tolerance of oral food within 14 days.

For the LB1148 group, the median time to the primary endpoint of recovery of bowel function was 2.77 days for subjects treated with LB1148 and 3.83 days for subjects receiving placebo. The median time difference between the two groups was 25.5 hours, that is, the median time from the LB1148 group to the GI-2 as defined by the study was 25 hours less than the placebo group (hazard ratio = 1.886; p = 0.0008).

The difference between groups increased at the 3rd quartile (75th percentile), with LB1148 (3.4 days) demonstrating a 1.5-day shorter recovery of bowel function compared to placebo (4.9 days).

LB1148 appeared to be well tolerated in this trial. The most common adverse events were fever, nausea, hypoalbuminemia, vomiting, bloating, constipation, abdominal pain, diarrhea, lowered blood sugar, expectorant cough, cough, hypotension and anemia. There was no significant difference in the distribution of adverse events between LB1148 and placebo groups. A total of 13 subjects had serious adverse events ("SAE"), including 5 (7.8%) in the LB1148 group and 8 (12.7%) in the placebo group. No SAEs related to the drug occurred in the trial, and there were no adverse events that led to drug discontinuation or withdrawal of subjects from the trial.

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

Pooled-Analysis of Postoperative Intra-abdominal Adhesions LBS-IST-POI-101 and LBS-POI-201-CN

Studies LBS-IST-POI-101 and LBS-POI-201-CN assessed the efficacy of LB1148 to reduce the formation of adhesions in subjects undergoing abdominal surgery. Study LBS-IST-POI-101 was a Phase 1, single-site, open-label, investigator-sponsored trial at a hospital in the United States. Study LBS-POI-201-CN was a Phase 2, randomized, double-blind, placebo-controlled study to evaluate LB1148 for return of gastrointestinal function in subjects undergoing elective bowel resection (PROFILE-CN). In both trials, adhesions were quantified at the time of surgical closure during a first surgery and at the time of opening a second surgery for those subjects who had a second surgical procedure.

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

Although this analysis includes a small number of subjects across two studies, the lower incidence of postoperative intra-abdominal adhesions, and the reduction in the extent and severity of adhesions seems to indicate that LB1148 has the potential to reduce postoperative adhesions when compared to placebo. The overall surgical procedural types between placebo and drug were comparable and reflect the increasing trend toward minimally invasive techniques in abdominal surgery.

Ongoing Clinical Trials

GI Surgery Phase 2, LBS-POI-201-US (PROFILE-US)

LBS-POI-201-US is a multicenter, randomized, double-blind, parallel, placebo-controlled, adaptive design, proof-of-concept Phase 2 study of LB1148 in patients undergoing bowel resection. The study enrolled patients in the United States to evaluate a pre-operative dose of LB1148 as compared to placebo, with the purpose of establishing preliminary evidence of efficacy safety and tolerability of LB1148, for the treatment of POI and prevention of intra-abdominal adhesions in patients undergoing elective bowel resection. The PROFILE-US study was amended so that reduction in intra-abdominal adhesions is the primary endpoint. Further, the study design was amended to ensure adequate enrollment of patients receiving an adhesions assessment to inform the statistical design of pivotal studies for adhesions indications. The trial completed enrollment in December of 2022 with a total of 114 patients having been enrolled. A subset of the enrolled patients is anticipated to complete their planned second surgery for an adhesions assessment in 2023.

All randomized patients were divided between two treatment groups (LB1148 or placebo) in a 1:1 ratio stratified by surgical approach (either minimally invasive technique or laparotomy). All patients enrolled after the primary endpoint was amended to assess intra-abdominal adhesions are expected to have a planned repeat abdominal operation (i.e., stoma takedown), and are expected to participate in the study until the repeat abdominal operation and intra-abdominal adhesion assessments have been completed. For the planned second surgery, the additional efficacy endpoints include physician-recorded values evaluating the extent and severity of visible intra-abdominal adhesions using an assessment worksheet recorded at both the first and second surgeries, and physician assessment of the clinical consequences of the visible intra-abdominal adhesions on bowel function and pain.

Patients received 700 mL of LB1148 (or placebo) administered as a split dose in the two to ten hours prior to surgery. The primary endpoint is the change from baseline in extent and severity of intra-abdominal adhesions. The secondary endpoints include the incidence of intra-abdominal adhesions, time to GI-2, hospital length of stay, time to GI-3 (time to toleration of solid food and first flatus or first bowel movement), time to resolution of POI (if present), and time to resolution or appearance, as appropriate, of one or more of the components common to GI dysfunction following elective bowel surgery with or without a planned stoma.

Global Phase 3 to Accelerate the Return of GI Function following Abdominal Surgery, PBI-POI-301

In the second half of 2022, we initiated a Phase 3, multicenter, randomized, double-blind, placebo-controlled, clinical study to evaluate the safety and efficacy of LB1148 in 600 subjects undergoing planned bowel resection. All subjects were to receive 700 mL of LB1148 or placebo in a split, oral dose of 350 mL at 6-10 hours and 2-6 hours prior to surgery. The primary objective was to compare the time to GI-2, defined as the time from the end of surgery to the time of recovery of the upper GI tract (toleration of solid food) and the lower GI tract (first bowel movement) following surgery. Secondary measures included safety, measures of bowel movement and hospital length of stay. This study was intended to be a confirmatory trial to provide evidence that LB1148 is safe and effective in accelerating the time to return of bowel function in subjects undergoing abdominal surgery. The population for this study included adult patients scheduled to undergo a planned (non-emergent) bowel resection via minimally invasive technique or laparotomy. That included any subject in which a resection of the small intestine, colon, or rectum was performed for any elected indication. The exclusion criteria included underlying conditions that might put a subject at risk (i.e., where treatment with TXA is contraindicated) or has condition such that their inclusion would make either safety or efficacy analyses difficult to interpret. The postoperative follow-up for an individual subject was approximately 90 days after surgery. Enrollment for the study was paused in November 2022, as the study design requires additional standardization across sites and further clarification in the definition of endpoints to permit an adequate assessment of the efficacy of LB1148 to recover GI function. At the time of enrollment pause, 23 patients were enrolled.

Planned Clinical Trials

U.S Phase 1 Healthy Volunteer Pharmacokinetic (PK) and Pharmacodynamic (PD) Study, PBI-ADH-101

The Company is currently planning a dose optimization study for all indications to determine if a different dosing protocol in healthy volunteers would enhance the risk profile of LB 1148 while simultaneously providing efficacy. It is anticipated that this study will generate pharmacokinetic and pharmacodynamic data across multiple doses in patients, with enrollment expected to commence in the second quarter of 2023.

Newsoara GI Surgery Phase 3

As discussed above, in May 2022, Newsoara received clearance from the CDE of the NMPA of the People’s Republic of China to proceed with their Phase 3 clinical trial to evaluate LB1148 for accelerated return of bowel function in adult patients undergoing gastrointestinal surgery. The Company anticipates that this trial will be initiated in 2023.

Regulatory Considerations for LB1148

LB1148 has been granted Fast Track designation from the FDA for the following indications:

•
The reduction of adhesions following abdominal and pelvic surgery.
•
The treatment of postoperative GI dysfunction (which may present as feeding intolerance, ileus, NEC, etc.) associated with gut hypoperfusion injury in pediatric patients who have undergone congenital heart disease repair surgery.
•
The acceleration of time to return of bowel function, as defined as upper and lower GI recovery in adult patients undergoing abdominal surgery.

The LB1148 final drug product contains polyethylene glycol 3350 (“PEG”). In certain circumstances, in different countries and across different regulatory authorities, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. We believe that there is ambiguity and risk regarding the PEG in LB1148 being classified as an active ingredient. From our communications with regulatory authorities including the FDA about our development of LB1148, there remains uncertainty about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Due to this, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. It is important to note that before GI surgery, most patients undergo a mechanical bowel prep. Traditionally, the standard of care for a bowel prep includes PEG. Therefore, including a treatment arm of a clinical trial that would not allow for a standard bowel prep containing PEG may be impractical. As a result, we believe that it would be impractical and infeasible to exclude the use of PEG as part of the mechanical bowel prep for GI surgery studies.

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

Sales and Marketing

We do not currently have any approved products. However, where we believe it is appropriate, we may build internal commercial infrastructure, utilize strategic partners, distributors, or contract sales forces to effectively support the commercialization of LB1148, if approved, and any other products that we develop in the future. In the U.S. we estimate that cardiovascular and abdominal surgeries collectively represent close to seven million addressable patients, which we believe, based on certain assumptions, could translate into over $2 billion in annual sales for LB1148, if approved for marketing. We believe that we may be able to address the market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group, and distribution support.

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

To our knowledge, there are no approved therapeutics for treating or preventing postoperative intra-abdominal adhesions. The only potential oral therapeutic in clinical development we are aware of is TTX 333 Evitar™ being developed by Temple Therapeutics based in the Netherlands. However, we face general competition from other medical interventions for adhesions, namely surgical procedures and adhesion barrier products. Adhesion barrier products approved for abdominal or pelvic surgery in the United States consist of SEPRAFILM, by Baxter, INTERCEED®, by Gynecare, and ADEPT® by Baxter. In addition, several products are used off-label for adhesion prevention in the United States, including EVICEL®, by Omrix Biopharmaceuticals Ltd., SURGIWRAP®, by MAST Biosurgery, COSEAL™, by Baxter, and PRECLUDE™, by Gore Medical. Adhesion barrier products available outside the United States include HYALOBARRIER®, by Anika, SPRAYSHIELD™, by Covidien, PREVADH™, by Medtronic and INTERCOAT™, by Ethicon Ltd. Such products are used as adjunctive interventions, have variable efficacy, and are not easily used with laparoscopic procedures, which are becoming increasingly common.

We expect to face competition related to postoperative improvement of bowel function from alvimopan, marketed as a branded product, ENTEREG®, by Merck, as well as in generic form. Alvimopan, a peripherally acting μ-opioid receptor antagonist, is currently the only approved therapeutic indicated to accelerate return for bowel function. However, the alvimopan label is restricted to those surgeries that include partial bowel resection with primary anastomosis. Other companies may be developing product candidates for postoperative improvement of bowel function that could pose future competition if approved for sale in overlapping territories.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest non-provisional filing date from which priority is claimed. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office ("USPTO") in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products, if approved, or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings.

LB1148 Patent Portfolio

Currently, we solely own (or co-own with exclusive commercial rights) four patent families with claims directed to compositions covering components of LB1148, including the protease inhibitor tranexamic acid, or their therapeutic uses and dosing regimens:

The First Family is directed to compositions comprising four components of LB1148 and their therapeutic use in treating shock and other indications. As of March 14, 2023, this patent family includes a patent in Europe , three granted patents in the United States, two granted patents in Taiwan, granted patents in Australia, India, Japan, and Mexico, a recently granted patent in Korea (KR 2397379) that granted on May 9, 2022, an application in Canada (CA 2942358) that was recently allowed on October 3, 2022, and a pending application in the U.S., all of which we solely own. In addition, this family includes a granted patent in China that we previously assigned to Newsoara to support our co-development agreement which is described below. The expected expiration date of the issued patents (or any patents that may issue from pending applications) is 2035, excluding any adjustments or extensions of patent term that may be available.

The Second Family, which we jointly own with the University of California, is directed to compositions comprising three (or fewer) components of LB1148 and their therapeutic use in treating shock and other indications. Under our 2015 License with the University of California (as discussed in the section entitled "License Agreements and Collaborations"), we have exclusive commercial rights to this family. As of March 14, 2023, this patent family includes three granted patents in the U.S., granted patents in China, Canada, and Korea, an application in Europe (EP 19209258) that recently received an intention to grant on November 16, 2022, and a pending application in the U.S. The expected expiration date of the issued patents (or any patents that may issue from pending applications) is 2031, excluding any adjustments or extensions of patent term that may apply.

The Third Family covers the use of LB1148 (or its active ingredient, tranexamic acid) in certain therapeutic indications, including POI and adhesions, which align with our current clinical and commercial strategy. This family also covers specific split-dose regimens of LB1148 that can apply to the current therapies. As of March 14, 2023, this patent family includes a patent in the United States, a recent patent in Australia (AU 2017207745) that was issued on February 9, 2023, as well as pending applications in Europe, Canada, and Hong Kong, all of which we solely own. In addition, this family includes a patent in China that we previously assigned to Newsoara to support our co‑development agreement with Newsoara (as discussed in the section entitled "License Agreements and Collaborations"). The expected expiration date of any patents (or patents that may issue from pending applications) is 2037, excluding any adjustments or any extensions of patent term that may apply.

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

License Agreements and Collaborations

2015 License Agreement with the Regents of the University of California

In August 2015, LBS entered into a license agreement with the Regents of the University of California (the “Regents”), as amended in December 2019 and September 2022 (the “2015 UC License”). Pursuant to the 2015 UC License, we have an exclusive, sublicensable, worldwide license under certain patent rights to make, use, sell, offer for sale and import products and practice methods covered by the claims of the licensed patent rights in the field of protease inhibitor administration in therapeutic indications including, among others, uses in surgery generally, and treatment of shock, sepsis, inflammatory disease and postoperative ileus and adhesions. We utilize these licensed patent rights in certain compositions comprising components of LB1148, including the active ingredient, tranexamic acid.

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

Under the 2015 UC License, we are required to diligently proceed with the development, manufacture, and sale of licensed products and is subject to a number of diligence obligations relating to developmental, regulatory and commercialization milestones for the licensed products, as well as a minimum annual spend requirement in the low six-digit dollar range.

The 2015 UC License will expire upon the expiration date of the longest-lived patent right licensed under the 2015 UC License. The Regents may terminate the 2015 UC License if: (i) a material breach by us is not cured within 60 days, (ii) we file a claim asserting the Regents licensed patent rights are invalid or unenforceable, or (iii) we file for bankruptcy. We also have the right to terminate the 2015 UC License at any time upon at least 90 days’ written notice.

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

Upon execution of the 2021 UC License, we paid a one-time license issue fee of $10,000 and are obligated to pay an annual license maintenance fee in the mid four-digit dollar range until such time that it is commercially selling a licensed product. We are also obligated to make: (i) payments up to approximately $1.9 million in the aggregate upon achievement of certain development, regulatory and commercial milestones and (ii) royalty payments in the low- to mid-single-digit percentage range on annual net sales of licensed products, subject to a minimum annual royalty in the low five-digit dollar range and adjustments to the royalty percentage in certain events. Further, we are obligated to pay the Regents a percentage of non-royalty licensing revenue we receive from any sublicensees under the 2021 UC License.

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

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid us a one-time upfront fee of $1.0 million in 2018. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the application. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Biopharmaceutical manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practices ("cGMPs"), which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Subsidiaries

The Company has two wholly owned subsidiaries, Suzhou Neuralstem Biopharmaceutical Co., Ltd. ("Suzhou"), organized under the laws of the People’s Republic of China, and LBS. Suzhou was established by Seneca to sponsor the non-GDP Phase 2 clinical trial of NSI-566 that was conducted between 2013 and 2016 in Beijing, China. As of December 31, 2022, Suzhou has limited operations and exists for the sole purpose of conducting observational follow-up for a small group of remaining patients from the completed clinical trial, which it does through the engagement of a consultant. Suzhou has no employees or other operations. The Company's other subsidiary is Leading Biosciences, Inc. which is the operating entity through which we are developing of therapeutic products.

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). The CVR entitled the holder (the “CVR Holder”) to receive, pro rata with the other CVR Holders, 80% of the net proceeds, if any and subject to certain minimum distribution limitations (“CVR Payment Amount”), received from the sale or licensing of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”); provided however that the CVR Holders are only entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurred on or before October 27, 2022 (“Legacy Monetization”). Pursuant to the terms of the CVR agreement (“CVR Agreement”), CVR Holders are only entitled to receive CVR Payment Amounts received within 48-months following the closing of the Merger. The CVR also provides that no distributions will be made to the CVR Holders in the event such distribution is less than $300,000.

As discussed below, with respect to the Legacy Technology, during the CVR Legacy Monetization period the Company entered into: (i) an asset transfer agreement (“ATA”) related to NSI-189, and (ii) a license related to NSI-532.IGF-1, (collectively, NSI-189 and NSI-532.IGF-1 are referred to as the “Monetized Assets”). Based upon the net consideration received from the Monetized Assets, and after deducting the costs and expenses required to maintain the Legacy Assets, including patent costs, the amount attributed to Monetized Assets is less than the minimum distribution amount of $300,000. Accordingly, if no additional consideration is received with respect to the Monetized Assets, the CVR Holders will not receive any distributions and the CVR will expire worthless. If the Company does receive additional consideration from the Monetized Assets, the costs associated with the administration of the CVR could result in the distributable amount being less than the minimum and accordingly, no distribution would be made.

NSI-189 – Exclusive License and Subsequent Exercise of Purchase Option

As previously disclosed, on December 16, 2020, Seneca exclusively licensed certain patents and technologies, including a sublicense covering a synthetic intermediate, of the Company's NSI-189 assets (“189 License”), along with a purchase option through December 16, 2023 (“Purchase Option”). On October 22, 2021, Alto Neuroscience agreed to terms of an early exercise of the Purchase Option under the 189 License and entered into an ATA. Alto Neuroscience is a U.S. based private biopharmaceutical company focused on precision-medicine for central nervous system disorders, including depression, using artificial intelligence-based brain biomarkers.

In connection with the ATA, the Company received gross proceeds of $0.4 million. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the CVR if the CVR Payment Amount would be less than $0.5 million or less than $0.3 million with respect to the final CVR Payment Amount. In accordance with the terms of the CVR Agreement, the net proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, were deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of our other Legacy Technologies, which may include but are not limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that CVR holders will receive CVR Payment Amounts from the sale of the NSI-189 assets.

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

NSI-566

In September of 2021, the Company engaged a financial advisor to undertake a process to formally market NSI-566. The financial advisor used both subscription databases and public databases to identify potential acquirers and/or licensees. During the process, 256 companies were identified as potential acquirers and were contacted. The outreach process included communication through multiple mediums included emailing multiple targeted people within a company, calls to such people within a company, introductions through referral sources to targeted people within a company, and online submissions. Outreach targets were contacted contact multiple times. Of the 256 companies contacted, 45 companies requested non-confidential slide decks. In total, 116 companies declined or were eliminated after multiple rounds of follow-up after sharing materials. Of the remaining companies, five entered into non-disclosure agreements and were granted access to the virtual data room. The Company's advisors and representatives had follow-up calls to discuss the confidential information with four of the five companies. None of the target companies submitted any offers. The CVR Representative did receive one unsolicited offer consisting of an upfront payment of $125,000 and a possible milestone payment of: (i) up to $6 million upon market approval in the U.S. or Europe or (ii) 30% of the consideration received by the purchaser upon the sale or licensing of NSI-566. In reviewing the proposal, the CVR Representative and its advisors considered the costs and expenses associated with such transfer, including legal and advisory fees as well as costs and expenses associated with the transfer of the Company’s wholly owned Chinese subsidiary that owns certain data which the CVR Representative concluded would be required to be transferred. After taking into account these costs and expenses, the CVR Representative provided a counter-offer requiring a $1.0 million upfront payment. The prospective acquirer did not respond. As the CVR Legacy Monetization period has ended, CVR Holders will not be entitled to the proceeds, if any, of the sale or licensing of NSI-566. As of the date of this Annual Report on Form 10-K, the Company has ceased marketing NSI-566 and has terminated the engagement with the advisor.

Human Capital Resources

Overview

As of December 31, 2022, we had 12 full-time employees and no part-time employees. Of these full-time employees, six employees are engaged in primarily research and development activities and five employees are primarily engaged in finance, corporate strategy and business development, human resources, and other general administrative functions. We engage a number of regular consultants to assist with our regulatory and clinical operations, and human resources and information technology functions, including our Chief Medical Officer, who joined the Company in November of 2022 as a part-time consultant. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. On September 9, 2022, the Company committed to a cost-reduction plan. This cost-reduction plan consisted of an approximately 20% reduction in the workforce to better align the Company’s resources with its clinical studies.

We consider our relations with our employees to be good. We are invested in the development of our employees, including performance management and mentorship programs. Subsequent to the Merger in 2021, we retained the majority of the legacy LBS employees and executive management team. Effective October 11, 2022, the Company's former Chief Executive Officer and member of the Company's Board resigned as both Chief Executive Officer and as a member of the Company's Board. On that date, the Company’s Chief Financial Officer, J.D. Finley, was appointed by the Company's Board to serve as the Company’s Chief Executive Officer (principal executive officer), on an interim basis. Mr. Finley continues to serve as the Company’s Chief Financial Officer and principal accounting officer. In January 2023, Mr. Finley was appointed as a member of the Company's Board. Also on October 11, 2022, the Company terminated the employment of its former Chief Medical Officer.

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

Corporate Information

The registrant was originally incorporated in 2001 in the State of Delaware under the name Neuralstem, Inc. In October 2019, Neuralstem, Inc. changed its name to Seneca Biopharma, Inc. In April 2021, we effected the Merger, whereby LBS became a wholly owned subsidiary of Seneca. In April 2021, we changed our name from Seneca Biopharma, Inc. to Palisade Bio, Inc. Our principal executive offices are located at 7750 El Camino Real, Suite 2A, Carlsbad, California 92009, our telephone number is (858) 704-4900 and our website address is www.palisadebio.com.

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

Item 1A. Risk Factors.

RISK FACTORS

You should consider carefully the risks described below, as well as the other information in this Annual Report on Form 10‑K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

The Company’s business depends on the successful clinical development, regulatory approval and commercialization of LB1148.

The success of the Company’s current business depends on the successful development, regulatory approval and commercialization of LB1148, as well as the Company's ability to secure sufficient capital to fund its business operations. The clinical and commercial success of LB1148 depends on a number of factors, including the following:

•
successful completion of required clinical trials, including those trials not yet initiated, which may be significantly slower or costlier than the Company currently anticipates;
•
the Company's ability to develop trial designs and protocols;

•
whether the FDA or similar foreign regulatory agencies will require the Company to conduct additional studies beyond those currently planned;
•
approval by the FDA to commence the marketing of LB1148;
•
the Company and third-party contractors, if applicable, achieving and maintaining compliance with their contractual obligations and with applicable regulatory requirements;
•
the ability of the Company's contract manufacturers to manufacture sufficient supply of LB1148 to meet the required clinical trial and commercial supplies;
•
the ability of the Company's contract manufacturers to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing facilities and processes that are compliant with cGMP;
•
the Company's ability to obtain favorable labeling for LB1148 through regulators that allows for successful commercialization;
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

If the Company does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize LB1148. Such delays may result in increased costs and the failure to complete such trial. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize LB1148. Accordingly, the Company cannot make assurances that it will ever be able to generate sufficient revenue through the sale of LB1148, or any other future product candidates, if approved, to internally fund its business.

There are no FDA-approved therapies for LB1148’s lead indication which makes it difficult to predict the timing, costs and regulatory approval path of LB1148.

The Company's lead indication for LB1148 is the reduction or elimination of postoperative intra-abdominal adhesions. While there are multiple medical devices approved for the reduction or elimination of postoperative intra-abdominal adhesions, there are no approved drugs for such indication. The regulatory approval process for novel product candidates such as LB1148 can be more uncertain, expensive, and take longer than for other, better known or extensively studied therapeutic approaches.

The development and commercialization strategy for the Company’s lead product candidate LB1148 depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of tranexamic acid. If the Company is not able to pursue this strategy, it may be delayed in receiving regulatory approval.

The Hatch-Waxman Act added Section 505(b)(2) to the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to justify that it is scientifically appropriate to rely on the applicable published literature or referenced product, referred to as bridging. Although it is not required to, the FDA may approve the new product candidate for all or some of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The labeling, however, may be required to include all or some of the limitations, contraindications, warnings or precautions or restrictions on use included in the reference product’s labeling, including a boxed warning, or may require additional limitations, contraindications, warnings or precautions or restrictions on use.

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

Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its policies and practices with respect to Section 505(b)(2) regulatory approvals, which could delay or even prevent the FDA from approving any NDA that the Company submits pursuant to the 505(b)(2) process. Even if the Company is allowed to pursue the 505(b)(2) regulatory pathway to FDA approval, there is no assurance it that the Company's product candidates will receive the requisite approvals for commercialization.

The Company may find it difficult to enroll patients in its clinical trials, which could delay or prevent it from proceeding with clinical trials of its product candidates.

The Company’s inability to identify, qualify, and enroll patients in its clinical trials on a timely basis could result in the completion of the trials being delayed.

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

If the Company has difficulty enrolling a sufficient number of subjects to conduct its clinical trials as planned, it may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on its business, financial condition, results of operations and prospects. For example, the Company has recently paused enrollment in its Phase 3 study for return of bowel function. As a result, there can be no assurances that the Company will be able to complete that clinical trial, if it chooses to resume the study, on either a timely basis, or at all.

Clinical drug development is very expensive, time-consuming and uncertain.

Clinical development new drug candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, the Company, any partner with which it may in the future collaborate, the FDA, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, or institutional review boards ("IRB") at the Company's trial sites, may suspend, delay, require modifications to or terminate the Company’s clinical trials at any time.

The Company expects that its operations and clinical trials will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure such additional funding.

The Company has historically funded its operations, including its past and present clinical trials, through the sale of its securities. Based on the Company's existing cash resources and its current or future plan of operations, the Company may not have adequate capital to complete its current clinical trials or fund operations. Moreover, the Company cannot guarantee that its cash resources, even after giving effect to recent offerings, will be sufficient for it to complete enrolling patients in both clinical trials and provide for the Company's working capital needs. As a result, the Company may need to secure additional financing. If the Company is not able to obtain financing in the future or on acceptable terms, it may have to terminate or suspend one or both clinical trials early and/or curtail its operations.

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The results from the prior preclinical studies and clinical trials of LB1148 may not necessarily be predictive of the results of future preclinical studies or clinical trials. Even if the Company is able to complete its planned clinical trials of its product candidates according to its current development timelines, the results from prior preclinical and clinical trials of its product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and the Company cannot be certain that it will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in its clinical trials of any of its product candidates, the development timelines, regulatory approvals, and commercialization prospects for its product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, the Company’s product candidates may not be approved even if they achieve their respective primary endpoints in Phase 3 registration studies. The FDA or non-U.S. regulatory authorities may disagree with the Company’s trial designs or its interpretation of data from preclinical studies and clinical trials. The Company has taken the position that LB1148 has a single active ingredient, TXA. LB1148 also contains polyethylene glycol 3350 (“PEG”). Across different countries and different circumstances, PEG may be regulated as an inactive ingredient, a medical device, or an active ingredient. There is uncertainty about (1) whether regulatory agencies will classify LB1148 as a fixed-combination drug product and (2) consequential implications of, for example, FDA’s fixed-combination drug product regulation concerning the evaluation of each active drug component’s individual contribution to the overall treatment effect. The treatment of PEG and any regulatory requirements, if it is considered an active ingredient, may differ across regulatory authorities. If LB1148 is considered a fixed-combination drug product, then this may impact the design and overall number of required clinical trials as well as additional requirements for nonclinical studies. Even though we are proceeding with a clinical trial for LB1148 as a single active ingredient drug product, we may be required to conduct additional trials, which could include the use of a factorial design, and nonclinical studies if, for example, FDA (1) concludes that PEG is an active ingredient in LB1148 and (2) is unwilling to provide a waiver from meeting their fixed-combination drug product regulation/requirements. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. Furthermore, any of these regulatory authorities may also approve the Company’s product candidate for fewer or more limited indications than it requests or may grant approval contingent on the performance of costly post-marketing clinical trials.

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

The Company’s product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

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

Additionally, if the Company or others identify undesirable side effects, or other previously unknown problems, caused by a product after obtaining U.S. or foreign regulatory approval, a number of potentially negative consequences could result, including the FDA requiring the Company to recall the product, which could prevent the Company or its potential partners from achieving or maintaining market acceptance of the product and could substantially increase the costs of commercializing such product.

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

The Company may rely on third-party CROs and other third parties to conduct and oversee its clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.

The Company may rely on third-party CROs to conduct and oversee its LB1148 clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. The Company expects to rely heavily on these parties for the execution of its clinical trials and preclinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. The Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine whether or not any of the Company’s clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with product produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would be costly and delay the regulatory approval process.

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

The commercial success of LB1148, if approved, will depend significantly on attaining broad adoption and use of the drug by physicians and patients. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

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

The Company’s product candidates, if approved, may face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that the Company is developing, including LB1148. The Company will face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, medical device companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than the Company. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with the Company’s target physicians, which could inhibit the Company’s market penetration efforts. The inability of the Company’s products, if approved, to effectively compete with such products could adversely affect the Company’s results and operations.

Any adverse developments related to LB1148 that occur during the clinical trials being conducted by Newsoara could affect the Company’s ability to obtain regulatory approval or commercialize LB1148.

Newsoara has the rights to develop and commercialize LB1148 in China for return of bowel function, reduction of adhesions, and sepsis. If serious adverse events occur with respect to Newsoara’s clinical trials related to LB1148, the FDA and other regulatory authorities may delay, limit or deny approval of LB1148 or require the Company to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and delay our ability to seek marketing approval. If the Company receives FDA approval for LB1148 and a new and serious safety issue is identified in connection with Newsora’s clinical trials related to LB1148, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict the Company’s ability to market and sell LB1148. In addition, treating physicians may be less willing to administer the Company’s product due to concerns over such adverse events, which would limit the Company’s ability to commercialize LB1148 and would adversely affect the Company’s prospects and business.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is a clinical-stage biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital, developing LB1148 and other research and development. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

The Company's common stock could be delisted from the Nasdaq Capital Market if the Company is unable to maintain compliance with Nasdaq's continued listing standards.

The Company's common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that the Company must satisfy in order to maintain its listing on The Nasdaq Capital Market, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). Although the Company is currently in compliance with the Bid Price Rule, the Company has been unable to comply with this rule in the past and for periods in 2022 the Company's continued listing on the Nasdaq Capital Market required the grant of a grace period from Nasdaq and the implementation of a 1-for-50 reverse stock split. If the Company fails to comply with the Bid Price Rule in the future, or any of the other continued listing requirements, there can be no assurance that the Company will be able to regain compliance. The delisting of the Company's common stock would likely adversely affect the market liquidity and market price of the Company's common stock and the Company's ability to obtain financing for the continuation of the Company operations and/or result in the loss of confidence by investors.

If the Company is unable to successfully retain and integrate a new management team, the Company's business could be adversely impacted.

Effective October 11, 2022, the Company appointed its Chief Financial Officer, J.D. Finley, as its Interim Chief Executive Officer. Also effective October 11, 2022, Dr. Hallam and Dr. Dawson, the Company’s former CEO and CMO respectively, ceased providing services to the Company. On November 18, 2022 the Company announced the appointment of Herbert B. Slade, MD, FAAAAI as Chief Medical Officer of the Company. On February 8, 2023, the Company announced it had promoted Robert McRae to Chief Operating Officer. The Company's success depends largely on the development and execution of its business strategy by its senior management team. The Company currently has a limited executive team with limited experience of working together. Additionally, the loss of any members or key personnel would likely harm the Company's ability to implement its business strategy and respond to the rapidly changing market conditions in which it operates. There can be no assurance that the Company will be able to retain the current members of its management team. Moreover, there may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot assure you that it will be able to identify, employ or retain such qualified personnel on acceptable terms, if at all. The Company cannot assure you that management will succeed in working together as a team. In the event that the Company is unable to retain or integrate its management team, its business, prospects, and operations could be adversely impacted.

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

Even after the Company achieves U.S. regulatory approval for a product candidate, if at all, the Company will be subject to continued regulatory review and compliance obligations. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. The Company also will be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion and recordkeeping for the Company’s product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of the Company’s product candidates in clinical and preclinical development, and for any clinical trials that it conducts post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion (“OPDP”) regulation of promotional activities, fraud and abuse, product sampling, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners. To the extent that a product candidate is approved for sale in other countries, the Company may be subject to similar or more onerous (i.e., prohibition on direct-to-consumer advertising that does not exist in the U.S.) restrictions and requirements imposed by laws and government regulators in those countries.

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

The Company faces an inherent risk of product liability or similar causes of action as a result of the clinical testing of its product candidates. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority and notwithstanding the Company complying with applicable laws on promotional activity. The Company’s products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with the Company’s product candidates could result in injury to a patient or potentially even death. The Company cannot offer any assurance that it will not face product liability suits in the future, nor can it assure that its insurance coverage will be sufficient to cover its liability under any such cases.

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
•
loss of revenue.

Although the Company has product liability insurance coverage for its clinical trials, the insurance coverage may not be sufficient to cover all of its product liability-related expenses or losses and may not cover it for any expenses or losses the Company may suffer. Moreover, insurance coverage is becoming increasingly expensive, restrictive and narrow, and, in the future, the Company may not be able to maintain adequate insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect it against losses due to product liability or other similar legal actions. The Company will need to increase its product liability coverage if any of its product candidates receive regulatory approval, which will be costly, and it may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all and for all geographies in which the Company wishes to launch. A successful product liability claim or series of claims brought against the Company, if judgments exceed its insurance coverage, could decrease its cash and harm its business, financial condition, operating results and future prospects.

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

Before obtaining marketing approvals for the commercial sale of any product candidate, the Company must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication. Failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, the Company may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. The FDA or an IRB may also require that the Company suspend, discontinue, or limit clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for the product candidate. Many pharmaceutical candidates that initially showed promise in early-stage testing and which were efficacious have later been found to cause side effects that prevented further development of the drug candidate and, in extreme cases, the side effects were not seen until after the drug was marketed, causing regulators to remove the drug from the market post-approval.

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

The Company may choose to discontinue developing or commercializing any of its product candidates, or may choose to not commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect the Company and its operations.

At any time, the Company may decide to discontinue the development of, or temporarily pause the development of, any of its product candidates for a variety of reasons, including the appearance of new technologies that make its product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If the Company temporarily pauses or terminates a program in which it has invested significant resources, the Company will not receive any return on its investment and it will have missed the opportunity to have allocated those resources to potentially more productive uses which could have an adverse effect on the Company and its business.

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

The Company may in-license, acquire, develop and market additional products and product candidates. Because the Company’s internal research and development capabilities are limited, it may be dependent on pharmaceutical companies, academic or government scientists and other researchers to sell or license products or technology to it. The success of this strategy depends partly on the Company’s ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

The process of identifying, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with the Company for the license or acquisition of product candidates and approved products. Moreover, the Company may devote resources to potential acquisitions or licensing opportunities that are never completed, or the Company may fail to realize the anticipated benefits of such efforts. The Company may not be able to acquire the rights to additional product candidates on terms that it finds acceptable or at all.

Further, any product candidate that the Company acquires or licenses may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, the Company cannot provide assurance that any approved products that it acquires will be manufactured or sold profitably or achieve market acceptance.

The Company may seek to avail itself of mechanisms to expedite the development or approval for product candidates it may pursue in the future, such as Fast Track or breakthrough designation, but such mechanisms may not actually lead to a faster development or regulatory review or approval process.

The Company may seek to avail itself of Fast Track designation, breakthrough designation, or priority review for product candidates it may pursue in the future. For example, if a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. However, the FDA has broad discretion with regard to these mechanisms, and even if the Company believes a particular product candidate is eligible for any such mechanism, it cannot guarantee that the FDA would decide to grant it. Even if the Company believes a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if it does obtain Fast Track or priority review designation or pursue an accelerated approval pathway, the Company may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may withdraw a particular designation if it believes that the designation is no longer supported by data from the Company’s clinical development program.

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
price increases;
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

The Company cannot provide assurance that it will be able to establish or maintain third-party relationships in order to successfully develop and commercialize its product candidates.

The Company relies completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates.

The Company does not currently have, nor does it plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Additionally, the Company has not entered into a long-term commercial supply agreement to provide it with such drug substances or products. As a result, the Company’s ability to develop its product candidates is dependent, and the Company’s ability to supply its products commercially will depend, in part, on the Company’s ability to obtain the active pharmaceutical ingredients (“APIs”) and other substances and materials used in its product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If the Company fails to develop and maintain supply and other technical relationships with these third parties, it may be unable to continue to develop or commercialize its products and product candidate, which could adversely affect the Company and its business.

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

The Company expects to continue to depend on third-party contract suppliers and manufacturers. The Company’s supply and manufacturing agreements do not guarantee that a contract supplier or manufacturer will provide services adequate for its needs. Additionally, any damage to or destruction of the Company’s third-party manufacturer’s or suppliers’ facilities or equipment, even by force majeure, may significantly impair the Company's ability to have its products and product candidates manufactured on a timely basis. The Company’s reliance on contract manufacturers and suppliers further exposes it to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate the Company’s trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of the Company’s suppliers may be located outside of the United States. This may give rise to difficulties in importing the Company’s products or product candidates or their components into the United States or other countries.

Risks Related to the Company’s Financial Operations

The Company has expressed substantial doubt about its ability to continue as a going concern.

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the issuance of this report. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing by mid-2024 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. The Company’s future consolidated financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s year-end and interim consolidated financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s management has identified a material weakness in its internal control over financial reporting. The material weakness was due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. Additionally, the Company’s management identified a material weakness in its internal control over the fair value calculation of options granted during the quarter ended June 30, 2021, although management concluded that this material weakness has been remediated in the year ended December 31, 2022.

If the Company's remaining material weakness, which management concluded is still present as of December 31, 2022, is not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair its ability to access its existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was placed into receivership with the Federal Deposit Insurance Corporation ("FDIC"), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company does not have any funds at SVB, if other banks and financial institutions with whom the Company has banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company may be unable to access, and the Company may lose, some or all of its existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances the Company might not be able to timely pay key vendors and others. The Company regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in the Company's ability to access its cash and cash equivalents (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on the Company's operations and cause it to need to seek additional capital sooner than planned.

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

The Company’s commercial success depends on its ability to develop, manufacture, market and sell its product candidates and use its proprietary and licensed technologies without infringing the proprietary rights of third parties. The Company cannot assure that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S.- and foreign-issued patents and pending patent applications owned by third parties exist in the fields relating to its product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that its product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents and other intellectual property rights cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in the Company’s fields across many countries, there may be a risk that third parties may allege they have patent rights encompassing the Company’s product candidates, technologies or methods.

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by the Company’s product candidates or proprietary technologies notwithstanding patents and licenses the Company may possess. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, the

Company cannot be certain that others have not filed patent applications for technology covered by its own and in-licensed issued patents or its pending applications. The Company’s competitors may have filed, and may in the future file, patent applications covering the Company’s own product candidates or technology similar to the Company’s technology. Any such patent application may have priority over the Company’s own and in-licensed patent applications or patents, which could further require the Company to obtain rights to issued patents covering such technologies, which may mean paying significant licensing fees or the like. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, the Company or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

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

The Company will require substantial additional capital to fund its operations and conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of LB1148 and any other product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. For example, the Company recently paused enrollment in its Phase 3 study for return of bowel function, and as a result, the necessary costs and timing of the study are currently uncertain. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely impact the rights of its common stockholders. Further, to the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholders' ownership percentage in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect the Company's business and the Company's financial results and could cause a disruption to the development of the Company's product candidates.

Public health crises, such as pandemics or similar outbreaks, could adversely impact the Company's business. The impact of the COVID-19 pandemic and the efforts to mitigate it, resulted in and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. The Company experienced delays in its development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of the Company's CROs and trial sites that have since resumed operations, and due to governmental responses to the pandemic. Additionally, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the COVID-19 pandemic will continue to impact the Company's operations or those of its consultants and collaborators, will depend on future developments, including the global macroeconomic effects of the virus.

Global, market and economic conditions, including inflation, may negatively impact the Company’s business, financial condition and share price.

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
•
failure of the Company's current and future product candidates, if approved, to achieve commercial success;
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
•
failure to elicit meaningful stock analyst coverage and downgrades of the Company’s stock by analysts; and
•
the loss of key personnel.

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

The Company takes advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its common stock being less attractive to investors.

As of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter, the public float of the Company is less than $250 million and therefore, the Company qualifies as a smaller reporting company under SEC rules. As a smaller reporting company, the Company is able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

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

The Company has incurred substantial losses during its history and does not expect to become profitable in the near future, and it may never achieve profitability. Unused U.S. federal and state net operating loss (“NOL”) carryforwards generated in taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. State NOL carryforward periods, expirations and limitations may differ from federal tax laws.

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

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding Company voting stock from merging or combining with the Company. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Company’s Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.

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

Our Board has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

The Company is entitled under its certificate of incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of the Company’s blank check preferred stock provide its Board with broad authority to determine voting, dividend, conversion, and other rights. As of March 8, 2023, the Company has outstanding, common stock or securities convertible into common stock, totaling 4,503,977 shares. As a result, the Company is authorized to issue up to an additional 275,496,023 shares of common stock or common stock equivalents under its certificate of incorporation as amended. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, the Company is authorized to issue up to an additional 6,800,000 shares of preferred stock. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

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

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our Board and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our Board and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases office space for its corporate headquarters under a non-cancelable facility operating lease for 2,747 square feet located in Carlsbad, California. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term.

For additional information regarding our lease agreements, see Note 11 of the consolidated financial statements included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock trades on the Nasdaq Capital Market under the symbol "PALI." On March 17, 2023, the last reported sale price for the Company's common stock on the Nasdaq Capital Market was $1.90 per share.

Holders

As of December 31, 2022, there were approximately 180 holders of record of the Company's common stock, which does not include stockholders who hold shares in street name or stockholders whose shares may be held in trust by other entities.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any dividends on its common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company's Board and will depend on, among other factors, the Company's financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that its Board may deem relevant.

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

OVERVIEW

The Company is a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier. The Company's lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor tranexamic acid (“TXA”) that is currently being developed for administration prior to surgeries that are at risk of disrupting the intestinal epithelial barrier. By inhibiting the activity of digestive proteases, the Company believes that LB1148 has the potential to reduce the formation of postoperative adhesions between intra-abdominal tissues and accelerate the time to the return of normal gastrointestinal ("GI") function.

Clinical and Regulatory Overview

Prevention of Postoperative Abdominal Adhesions: GI Surgery

Status of the U.S. Phase 2 Adhesions Study

Going forward, the Company will prioritize the advancement of its U.S. Phase 2 adhesions study, which, it believes, will maximize the value of its current product pipeline. Management and the Company’s board of directors (the “Board”) remain confident in its potential to support advancement to a U.S. Phase 3 study. As discussed below, the Company has decided to pause its U.S. Phase 3 study evaluating return of bowel function in adult patients undergoing gastrointestinal surgery. In pausing this U.S. Phase 3 study, the Company will narrow its focus to the continued advancement of its U.S. Phase 2 adhesions study.

On December 16, 2022, the Company announced that it had enrolled a total of 35 of the planned 70 patients in its Phase 2 study. Of the patients enrolled, as of March 2, 2023, 31 have completed their first surgery, and nine have completed a second surgery, which is a primary assessment endpoint for data under the current study protocol. The Company believes that the data collected to date is sufficient for its evaluation purposes, including an evaluation of its risk profile, and for such reason, the Company is voluntarily ceasing enrollment in the trial. Palisade expects to report topline data from the 35 patients in the second quarter of 2023.

The Company is currently planning a dose optimization study for all indications to determine if a different dosing protocol in healthy volunteers would enhance the risk profile of LB 1148 while simultaneously providing efficacy. It is anticipated that this study will generate pharmacokinetic and pharmacodynamic data across multiple doses in patients, with enrollment expected to commence in the second quarter of 2023.

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

Status of the U.S. Phase 3 Return of Bowel Function Study

In late September of 2022, the Company's board of directors (the "Board"), in connection with a special clinical subcommittee it appointed, initiated a review of the Company’s operations, including its ongoing clinical programs. As part of the review, the Company engaged the services of independent third-party clinical development experts to assist in the review. In October of 2022, the review identified that in 2020, a former member of the Company’s management received unblinded clinical data related to bowel function from a subset of patients in the Company’s ongoing U.S. Phase 2 study.

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

Financial Overview

Financial Results

The Company's operating loss for the year ended December 31, 2022 was $15.7 million, which consisted of research and development expense and general and administrative expense of $6.5 million and $8.8 million, respectively, and restructuring costs of $0.4 million. Net cash used in operating activities was $13.4 million for the year ended December 31, 2022, of which $1.3 million of cash usage was attributable to changes in operating assets and liabilities.

Recent Financings and Warrant Exercises

In May 2022, the Company completed a registered direct equity offering for net proceeds of $1.4 million consisting of gross proceeds of $2.0 million less equity issuance costs of approximately $0.6 million. In August 2022, the Company completed an underwritten public equity offering for net proceeds of $11.5 million consisting of gross proceeds of $13.8 million, including the full exercise of the underwriter's overallotment offering, less equity issuance costs of approximately $2.3 million. Finally, on January 4, 2023, the Company completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.1 million consisting of gross proceeds of $2.5 million less equity issuance costs of approximately $0.4 million.

As of December 31, 2022, holders of 1.4 million common stock purchase warrants issued pursuant to the Company’s August underwritten public offering (the "August Warrants") have exercised such warrants for gross cash proceeds of $3.68 million, $1.4 million of which was receivable to the Company as of December 31, 2022. Subsequent to December 31, 2022, an additional 0.5 million Series 1 Warrants and Series 2 Warrants have been exercised for additional gross cash proceeds of $1.2 million.

The Company intends to use the net proceeds from its recent equity financings for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148. With the additional cash proceeds of $4.7 million received subsequent to year end as a result of the registered direct offering and concurrent private placement, which closed on January 4, 2023, and cash received from warrant exercises, combined with the Company's cash and cash equivalents balance of $12.4 million as of December 31, 2022, the Company believes it has sufficient cash to fund its operations and clinical programs beyond its U.S. Phase 2 adhesions study topline data readout expected in the second quarter of 2023, and into mid-2024.

Reverse Stock Split

On November 15, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of the Company’s shareholders received one new share of common stock for every 50 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the Reverse Stock Split. The Reverse Split also affected the Company’s outstanding stock options, common stock warrants and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock options and common stock warrants included in these financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

COVID-19

In April 2020, as a result of impacts and risks associated with the COVID-19 pandemic ("COVID-19"), the Company paused enrollment and program activities surrounding the Company’s clinical trials of its lead therapeutic candidate, LB1148, due primarily to slower enrollment. The Company's U.S Phase 2 clinical study for the prevention of postoperative abdominal adhesions re-started in February 2022, and in June 2022 the Company initiated its U.S Phase 3 clinical study for the return of bowel function. Notwithstanding, as described above, the Company paused enrollment in the U.S. Phase 3 clinical study for the return of bowel function pending the determination of next steps for the study. The Company cannot predict how legal and regulatory responses to ongoing concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

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

Revenue

The Company generated no revenues from the sale of its products for any of the periods presented.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses.

Going Concern

The Company’s management has disclosed in Note 1 to the consolidated financial statements included herein that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the filing date of this Annual Report on Form 10-K. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing by mid-2024 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Annual Report on Form 10-K and for one year from the issuance of the consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Operating expenses
Research and development	$6,547	$2,430	$4,117	169%
In-process research and development	—	30,117	(30,117)	n/a
General and administrative	8,764	9,307	(543)	(6)%
Restructuring costs	410	—	410	n/a
Total operating expenses	15,721	41,854	(26,133)	(62)%
Loss from operations	(15,721)	(41,854)	26,133	(62)%
Other income (expense):
Gain on forgiveness of PPP loan	—	279	(279)	n/a
Loss on issuance of secured debt	—	(686)	686	n/a
Gain on change in fair value of warrant liability	2,426	23,033	(20,607)	(89)%
Gain on change in fair value of share liability	—	91	(91)	n/a
Interest expense	(13)	(2,398)	2,385	(99)%
Other income	158	47	111	236%
Loss on issuance of Leading Biosciences, Inc. Series 1 Preferred Stock	—	(1,881)	1,881	n/a
Loss on issuance of warrants	(1,110)	(3,247)	2,137	(66)%
Total other income, net	1,461	15,238	(13,777)	90%
Net loss	$(14,260)	$(26,616)	$12,356	(46)%

Research and Development Expenses

The increase in research and development expenses of approximately $4.1 million, or 169%, from $2.4 million for the year ended December 31, 2021 to $6.5 million for the year ended December 31, 2022 is attributable to the Company's increased clinical trial activities as a result the resuming of patient enrollment in the Company's phase 2 clinical study of the prevention of postoperative abdominal adhesions and the initiation of enrollment in its phase 3 clinical study of the accelerated return of bowel function following gastrointestinal ("GI") surgery. Both of these studies, which had been virtually halted in early 2021, began clinical activities again at the end of 2021. The phase 2 clinical study of the prevention of postoperative abdominal adhesions began enrolling patients again in the second quarter of 2022 and the phase 3 clinical study of the accelerated return of bowel function following GI surgery began enrolling patients early in the third quarter of 2022. Accordingly, the majority of the increase in clinical operations expenses for the year ended December 31, 2022 compared to 2021 is the result of increased investigator site activations, clinical vendor charges, and consultant and contract labor charges, which increased by $1.1 million, $0.4 million and $0.3 million, respectively, compared to last year. Regulatory costs were higher by $0.2 million compared to last year concurrent with the Company receiving phase 3 clearance for its postoperative return of bowel function study. Also contributing to the year-over-year increase was higher drug manufacturing-related costs of $0.8 million for the year ended December 31, 2022 compared to 2021, primarily due to the scale up, and process and analytical method optimization associated with the production and packaging of LB1148. Net research and development employee-related costs increased by $1.6 million for the year ended December 31, 2022 compared to 2021 in line with the increased headcount to support the ramp up in clinical activities, which were offset by a $0.3 decrease in stock-based compensation expense for the year ended December 31, 2022 compared to 2021.

As previously disclosed, in the fourth quarter of 2022 the Company paused its Phase 3 study and is now directing its clinical focus to the continued advancement of its U.S. Phase 2 adhesions study.

In-Process Research and Development

For the year ended December 31, 2021, the Company recognized an in-process research and development expense of $30.1 million associated with the Merger. There was no such expense for the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.5 million, or 6%, from $9.3 million for the year ended December 31, 2021 to $8.8 million for the year ended December 31, 2022, primarily as a result of a year-over-year decrease in stock-based compensation expense of $0.6 million. The decrease in stock-based compensation expense in 2022 compared to 2021 was due to (i) a $0.4 million incremental expense recognized in the fourth quarter of 2021 due to the modification of certain outstanding stock options and (ii) approximately $0.2 million of expense recognized in the second quarter of 2021 related to stock options granted to executive management as a result of the successful completion of the Merger; neither of which recurred in 2022.

Increased general and administrative expenses associated with operating as a public company for the full twelve-month period, as compared to the 8-month post-Merger period that the Company's accounting predecessor, LBS, was public, included (i) insurance costs associated with being a public company, which were $0.4 million higher for the year ended December 31, 2022 compared to 2021, (ii) professional fees and investor relations fees, which were higher by $0.1 million for the year ended December 31, 2022 compared to 2021, and (iii) shareholder services costs which were higher by $0.1 million for the year ended December 31, 2022 compared to 2021. These increases were largely offset by cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022, which are expected to continue in 2023.

Restructuring Expenses

The Company has recognized restructuring costs of $0.4 million for the year ended December 31, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements with employees terminated under a cost-reduction plan announced on September 9, 2022. There were no restructuring costs or related liabilities recognized for the year ended December 31, 2021. The Company does not expect to incur any other significant costs associated with the cost reduction-plan announced on September 9, 2022.

Other income (expense)

Other income, net decreased by $13.8 million, or 90%, to $1.5 million for the year ended December 31, 2022 from $15.2 million for the year ended December 31, 2021. The year ended December 31, 2021 included net other expenses of $2.2 million for which there were no comparable expenses in the year ended December 31, 2022, including: (i) a $1.9 million loss recognized on the issuance of LBS Series 1 Preferred Stock, (ii) a $0.7 million non-cash loss recorded on the issuance of secured debt in connection with the discount given for the pre-Merger senior secured debt, (iii) a $0.3 million gain on the forgiveness of the Company's Paycheck Protection Program ("PPP") loan, and (iv) a $0.1 million gain on the change in the fair value of a share liability owed to a former Seneca shareholder.

The year ended December 31, 2022 includes a $2.4 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022 (the "Effective Date"), the Company entered into an agreement to irrevocably waive any adjustment to the exercise price of the certain warrants held by an investor from and after the Effective Date for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the related warrants (the "January 2022 Waiver Agreement"). As consideration for this waiver, pursuant to the January 2022 Waiver Agreement, the Company issued the investor 45,000 warrants (the "January 2022 Warrants"). The $1.1 million non-cash loss on the issuance of the January 2022 Warrants represents the fair value of the warrants on the date of issuance, January 31, 2022. The year ended December 31, 2021 includes a $23.0 million non-cash gain associated with the revaluation of liability-classified warrants in the period, $3.9 million of which is attributable to a gain resulting from the modification of certain liability-classified warrants, partially offset by $3.2 million of costs associated with on the issuance of warrants in 2021.

The remainder of the net decrease in other income (expense), net, is due to lower interest expense for the year ended December 31, 2022 as the prior year period included a $1.6 million non-cash interest charge associated with a debt discount on pre-Merger debt, and increased interest expense of $0.8 million due to a higher debt balance outstanding during the year. Other income was approximately $0.1 million higher in 2022 as a result of higher interest rates on the Company's short-term investments of cash on hand, which were higher in 2022 due to the Company's increased financing activities.

Liquidity and Capital Resources

Since the Company's inception, it has financed its operations through the sales of its securities, issuance of long-term debt, the exercise of investor common stock warrants, and to a lesser degree grants and research contracts as well as the licensing of its intellectual property to third parties. Refer to the paragraph under the heading "Going Concern" in the Financial Overview section above for management's assessment of the Company’s ability to continue as a going concern.

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future in order to complete clinical trials and launch and commercialize any product candidates for which it may receive regulatory approval. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by (i) general political or economic conditions, (ii) inflation, (iii) rising interest rates, (iv) ongoing supply chain disruptions, (v) the ongoing conflict in the Ukraine, (vi) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, (vii) or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have an adverse impact on its business, financial condition, and results of operations.

Recent Financings

May 2022 Registered Direct Offering

On May 6, 2022, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “May 2022 Registered Direct Offering”), an aggregate of 72,935 shares of its common stock, par value $0.01 per share, at a purchase price of $27.50 per share (all amounts adjusted for Reverse Stock Split) and, in a concurrent private placement, also agreed to sell and issue to such purchasers warrants (the “May 2022 Purchase Warrants”) to purchase up to 72,935 shares of common stock.

In connection with the May 2022 Registered Direct Offering and concurrent private placement transaction, the Company engaged a placement agent. The Company issued placement agent warrants (“May 2022 Placement Agent Warrants”) to purchase an aggregate of 4,376 shares of its common stock. The May 2022 Placement Agent Warrants and the May 2022 Purchase Warrants are referred to collectively as the May 2022 Warrants.

The net cash proceeds from the May 2022 Registered Direct Offering of $1.4 million consisted of gross cash proceeds of $2.0 million less equity issuance costs of approximately $0.6 million.

August 2022 Public Offering

On August 16, 2022, the Company closed on a registered public offering pursuant to which the Company agreed to issue and sell (i) 987,200 shares of the Company's common stock, par value $0.01 per share, (ii) 1,460 shares of Series B Convertible Preferred Stock, of which each share is convertible into 80 shares of the Company's common stock, (iii) 1,104,000 Series 1 warrants with a term of one year from the date of issuance (“Series 1 Warrant”) to purchase one share of the Company's common stock, and (iv) 1,104,000 Series 2 warrants with a term of five years from the date of issuance (“Series 2 Warrant”) to purchase one share of the Company's common stock (the "August 2022 Public Offering"). The warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. Gross proceeds from the August 2022 Public Offering, including the full exercise of the underwriter overallotment option, were $13.8 million and net proceeds were approximately $11.5 million after deducting equity issuance costs of $2.3 million, which includes the underwriter discount, professional fees, and the fair value of the warrants issued to the underwriter of the August 2022 Public Offering, Ladenburg Thalmann & Co. Inc. (the "Underwriter"). All shares of the Series B Convertible Preferred Stock have been converted into shares of the Company's common stock as of December 31, 2022.

January 2023 Registered Direct Offering and Private Placement

On January 4, 2023, the Company announced that it had closed on a previously announced agreement with certain institutional and accredited investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “Registered Offering”), an aggregate of (i) 476,842 shares of the Company's common stock, par value $0.01 per share, at a purchase price per share of $2.375, and (ii) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 538,789 pre-funded warrants to purchase shares of the Company's common stock at an exercise price of $0.0001 per share, and a perpetual term; and (ii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five (5) years (collectively, the “January 2023 Offering”). All of the warrants are immediately exercisable from their date of issuance.

Pursuant to a placement agency agreement dated as of December 30, 2022, the Company engaged Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), to act as the exclusive placement agent in connection with the Registered Offering and concurrent private placement transaction. The Company issued warrants to the Placement Agent to purchase an aggregate of 63,158 shares of the Company's common stock (the "Placement Agent Warrants"). The Placement Agent Warrants have an exercise price of $2.9688 per share and a term of five (5) years. The Placement Agent Warrants are immediately exercisable from issuance.

Gross proceeds from the January 2023 Offering were $2.5 million and net proceeds are expected to be approximately $2.1 million after deducting equity issuance costs of approximately $0.4 million.

Warrant Exercises

As of December 31, 2022, holders of 1.4 million Series 1 and Series 2 common stock purchase warrants issued pursuant to the August 2022 Public Offering have exercised such warrants for gross cash proceeds of $3.68 million, $1.4 million of which was receivable to the Company as of December 31, 2022. Subsequent to December 31, 2022, an additional 0.5 million Series 1 and Series 2 common stock warrants have been exercised for additional gross cash proceeds of $1.2 million.

The Company intends to use the net proceeds from its recent equity financings for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148. With the additional cash proceeds of $4.7 million received subsequent to year end as a result of the January 2023 Offering, and cash received from Series 1 and Series 2 warrant exercises, combined with the Company's cash and cash equivalents balance of $12.4 million as of December 31, 2022, the Company believes it has sufficient cash to fund its operations and clinical programs beyond its U.S. Phase 2 adhesions study topline data readout expected in the second quarter of 2023, and into mid-2024.

Cash Flows

As of December 31, 2022, the Company had $12.4 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(13,360)	$(14,773)
Net cash used in investing activities	$(10)	$(54)
Net cash provided by financing activities	$15,258	$24,609

Net Cash Used in Operating Activities

Cash used in operating activities of $13.4 million for the year ended December 31, 2022 reflects a $14.3 million net loss adjusted for $1.3 million of net cash inflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $2.4 million gain recognized for the change in the fair market value of the warrant liabilities in the period, and (iii) a $1.0 million non-cash expense recognized for stock-based compensation.

Cash used in operating activities of $14.8 million for the year ended December 31, 2021 includes a $26.6 million net loss adjusted for $4.8 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) $0.3 million gain on forgiveness of the PPP loan, (ii) $1.7 million in costs allocated to the warrant issuances not related to the Merger, (iii) $1.9 million non-cash expense for stock-based compensation, (iv) $23.0 million gain recorded for the change in the fair market value of the warrant liabilities in the period, of which $3.9 million resulted from the modification of certain liability-classified warrants, (v) $0.1 million gain recorded for the change in the fair market value of the share liability, and (vi) $0.7 million loss on the issuance of the senior secured debt. Additionally, the year ended December 31, 2021 includes net non-cash expenses of $35.7 million, which were incurred directly in connection with the Merger.

Net Cash Used in Investing Activities

For the year ended December 31, 2022, cash used in investing activities consisted of approximately $10,000 used to purchase property and equipment, primarily leasehold improvements. For the year ended December 31, 2021, cash used in investing activities consisted of $3.3 million in cash acquired in connection with the Merger that was more than offset by $3.3 million of cash used to pay for acquisition related costs in 2021.

Net Cash Provided by Financing Activities

For the year ended December 31, 2022, cash provided by financing activities of $15.3 million was attributable to cash proceeds of $1.8 million from the May 2022 Registered Direct Offering and $12.6 million from the August 2022 Public Offering and cash proceeds from the redemption of Series 1 and Series 2 warrants, partially offset by payments of equity issuance costs of $0.6 million during the year and payments made on the Company's insurance financing arrangements of $0.8 million during the year.

For the year ended December 31, 2021, cash provided by financing activities of $24.6 million consisted of $19.9 million in net proceeds from the issuance of LBS Series 1 Preferred Stock, $5.2 million in net proceeds from the issuance of common stock and warrants, and $1.3 million in proceeds from the issuance of senior secured debt. These increases were partially offset by payments on debt of $1.4 million, redemption of warrants of $0.1 million, payment of debt issuance costs of $0.2 million and payment of equity issuance costs of $0.1 million.

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

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of December 31, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $316,000, less imputed interest of $46,000, will be paid over the remaining lease term of approximately 2.7 years.

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rates of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of December 31, 2022, the aggregate remaining balance under the Company's insurance financing arrangements was $88,000.

Other than the final insurance financing arrangements payments due, as of December 31, 2022, the Company has no other minimum debt payments required in 2023 or thereafter.

Future Liquidity Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current operating needs using cash on hand. The Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months and the Company will require additional financing by mid-2024 to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 in Part II, Item 8. "Financial Statement and Supplemental Data" of this Annual Report on Form 10-K. However, the Company believes that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations:

Accrued research and development expenses

The Company is required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, clinical sites, manufacturers, vendors and consultants, in connection with conducting research and development activities. This process involves reviewing open contracts and purchase requisitions, communicating with Company personnel and consultants to identify services that have been performed on the Company's behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company's service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known to it at that time.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option pricing model or the Monte-Carlo simulation model when a variety of future events and outcomes is required to be factored into the valuation based on the terms of the underlying derivative instrument. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants.

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

See Note 6 in the consolidated financial statements of this Annual Report on Form 10-K for additional information and specific assumptions used in applying the Black-Scholes option pricing model and the Monte Carlo simulation valuation model to determine the estimated fair value of the Company's liability-classified warrants issued in the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company's liability-classified warrants had a fair value of $0.1 million and $2.7 million, respectively, and in the years ended December 31, 2022 and 2021, the Company recognized gains associated with the change in fair value of warrants of $2.4 million and $23.0 million, respectively. The significant decrease in the fair value of the Company's liability-classified warrants from December 31, 2021 to December 31, 2022 was the result of the $2.4 million decrease in the fair value of the outstanding warrants, due primarily to a significant decrease in the market price of Company's common stock over the period, and a $1.3 million decrease due to the fair value of warrants exercised in the period, partially offset by the initial fair value of liability-classified warrants issued during the year.

Recently Adopted Accounting Pronouncements

See Note 2 to the consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Palisade Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Palisade Bio, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statement of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Complex Financial Instruments

As described in Notes 7 and 8 to the consolidated financial statements, the Company executed several transactions during the year that included the issuance of convertible preferred stock and warrants.

We identified the accounting for these complex financial instruments as a critical audit matter. This includes both the evaluation of the various features as potential embedded derivatives and the determination of the respective fair value of the instruments and embedded features. The application of the accounting guidance applicable to the transactions is complex, and therefore, applying such guidance to the contract terms is complex and requires significant management judgement. Auditing these elements involved especially complex auditor judgement due to the nature of the terms of these instruments, and the effort required to address these matters, including the extent of specialized skills and knowledge required.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

•
Inspecting the agreements associated with the transactions and evaluating the completeness and accuracy of the Company's technical accounting analysis, including the identification of potential embedded derivatives, and the application of the relevant accounting literature.

•
Utilizing personnel with specialized knowledge and skills in technical accounting matters and in the determination of fair valuation to assist in assessing management's analysis of the transactions, including (i) evaluating the contracts to identify relevant terms that affect the recognition of the financial instruments in the consolidated financial statements, and (ii) assessing the appropriateness of conclusions reached by management.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2022.

Tewksbury, Massachusetts

March 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Palisade Bio, Inc.

Carlsbad, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Palisade Bio, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements.”) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2017 to 2022.

San Diego, California

March 17, 2022, except for the immaterial revision to previously issued financial statements as described in Note 3 and the impact of the reverse stock split on the 2021 financial statements as described in Note 2, as to which date is March 22, 2023

Palisade Bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$12,383	$10,495
Prepaid expenses and other current assets	2,350	1,011
Total current assets	14,733	11,506
Restricted cash	26	26
Property and equipment, net	10	3
Right-of-use asset	300	109
Other noncurrent assets	694	868
Total assets	$15,763	$12,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,759	$1,323
Accrued liabilities	574	463
Accrued compensation and benefits	486	511
Current portion of lease liability	105	112
Debt	88	87
Total current liabilities	3,012	2,496
Warrant liability	61	2,651
Lease liability, net of current portion	211	—
Total liabilities	3,284	5,147
Commitments and contingencies (Note 11)
Stockholders' equity:
Series A Convertible Preferred Stock, 7,000,000 shares authorized, $0.01 par value; 200,000 issued and outstanding at December 31, 2022 and December 31, 2021	2	2
Common stock, $0.01 par value; 280,000,000 shares and 300,000,000 authorized as of December 31, 2022 and December 31, 2021, respectively 2,944,306 and 284,780 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	30	3
Additional paid-in capital	121,637	102,002
Accumulated deficit	(109,190)	(94,642)
Total stockholders' equity	12,479	7,365
Total liabilities and stockholders' equity	$15,763	$12,512

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$6,547	$2,430
In-process research and development	—	30,117
General and administrative	8,764	9,307
Restructuring costs (Note 11)	410	—
Total operating expenses	15,721	41,854
Loss from operations	(15,721)	(41,854)
Other income (expense):
Gain on forgiveness of PPP loan	—	279
Loss on issuance of secured debt	—	(686)
Gain on change in fair value of warrant liability	2,426	23,033
Gain on change in fair value of share liability	—	91
Interest expense	(13)	(2,398)
Other income	158	47
Loss on issuance of Leading Biosciences, Inc. Series 1 Preferred Stock	—	(1,881)
Loss on issuance of warrants	(1,110)	(3,247)
Total other income, net	1,461	15,238
Net loss	$(14,260)	$(26,616)
Loss per common share*:
Basic	$(16.53)	$(142.95)
Diluted	$(16.53)	$(169.74)
Weighted average shares used in computing loss per common share:
Basic	880,311	186,195
Diluted	880,311	186,958
Net loss attributable to common shares - basic	$(14,548)	$(26,616)
Net loss attributable to common shares - diluted	$(14,548)	$(31,735)

(*) Basic and diluted loss per common share for the year ended December 31, 2021 adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Year Ended December 31, 2022
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares*	Amount*
Balance, December 31, 2021	—	$—	200,000	$2	284,780	$3	$102,002	$(94,642)	$7,365
Net loss	—	—	—	—	—	—	—	(14,260)	(14,260)
Stock-based compensation expense	—	—	—	—	—	—	1,032	—	1,032
Issuance of common stock upon warrant exercises	—	—	—	—	1,482,684	15	4,941	—	4,956
Issuance of common stock and warrants in May 2022 Registered Direct Offering, net of issuance costs of $634 (Note 7)	—	—	—	—	72,933	1	1,426	—	1,427
Issuance of Class A Units and Class B Units in August 2022 Public Offering, net of issuance costs of $2,293 (Note 7)	1,460	—	—	—	987,200	10	11,949	—	11,959
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(1,460)	—	—	—	116,800	1	(1)	—	—
Reverse stock split fractional share settlement	—	—	—	—	(91)	—	—	—	—
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	—	—	—	—	—	288	(288)	—
Balance, December 31, 2022	—	$—	200,000	$2	2,944,306	$30	$121,637	$(109,190)	$12,479

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Year Ended December 31, 2021
	Series C Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares*	Amount*
Balance, December 31, 2020	11,674,131	$9,503	—	$—	55,490	$1	$51,423	$(68,026)	$(16,602)
Net loss	—	—	—	—	—	—	—	(26,616)	(26,616)
Stock-based compensation expense	—	—	—	—	—	—	1,891	—	1,891
Issuance of common stock to vendor	—	—	—	—	2,376	—	1,184	—	1,184
Issuance of common stock warrants related to promissory note	—	—	—	—	—	—	16	—	16
Issuance of Leading Biosciences, Inc. Series 1 Preferred shares upon conversion of senior secured debt	—	—	786,957	—	—	—	2,421	—	2,421
Issuance of Leading Biosciences, Inc. Series 1 Preferred shares	—	—	4,516,611	—	—	—	—	—	—
Conversion of Leading Biosciences, Inc. Series 1 Preferred stock to common shares upon Merger	—	—	(5,303,568)	—	106,071	1	(1)	—	—
Conversion of Leading Biosciences, Inc. Series C Convertible Preferred shares to common shares upon Merger	(11,674,131)	(9,503)	—	—	6,348	—	9,503	—	9,503
Issuance of common shares to former shareholders of Seneca upon Merger	—	—	—	—	57,687	1	28,727	—	28,728
Acquisition of Seneca Series A Convertible Preferred Stock upon Merger	—	—	200,000	2	—	—	—	—	2
Equity warrant put rights activated upon Merger	—	—	—	—	—	—	(51)	—	(51)
Expiration of put rights on equity classified warrants	—	—	—	—	—	—	26	—	26
Issuance of common stock upon warrant exercises	—	—	—	—	26,185	—	1,689	—	1,689
Issuance of common stock and warrants in private placement, net of issuance costs of $67	—	—	—	—	30,197	—	5,141	—	5,141
Conversion of share liability to common stock	—	—	—	—	250	—	33	—	33
Conversion of restricted stock units to common stock	—	—	—	—	176	—	—	—	—
Balance, December 31, 2021	—	$—	200,000	$2	284,780	$3	$102,002	$(94,642)	$7,365

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021

Net loss	$(14,260)	$(26,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	2
In-process research and development	—	30,117
Noncash transaction costs shared with Seneca	—	(135)
Noncash lease expense	164	166
Gain on forgiveness of PPP loan	—	(279)
Accretion of debt discount and non-cash interest expense	—	2,339
Loss on issuance of LBS Series 1 Preferred Stock	—	1,881
Loss on issuance of secured debt	—	686
Loss on issuance of warrants	1,110	3,247
Change in fair value of warrant liabilities	(2,426)	(23,033)
Change in fair value of share liability	—	(91)
Stock-based compensation	1,032	1,891
Other	(233)	(192)
Changes in operating assets and liabilities:
Other receivables	—	84
Prepaid and other assets and other noncurrent assets	1,027	(1,157)
Accounts payable and accrued liabilities	399	(2,395)
Accrued compensation	(25)	(1,120)
Operating lease liabilities	(151)	(168)
Net cash used in operating activities	(13,360)	(14,773)
Cash flows from investing activities:
Cash acquired in connection with the Merger	—	3,279
Acquisition related costs paid	—	(3,333)
Purchases of property and equipment	(10)	—
Net cash used in investing activities	(10)	(54)
Cash flows from financing activities:
Payments on debt	(790)	(1,433)
Proceeds from issuance of debt	—	1,250
Proceeds from issuance of Leading Biosciences, Inc. Series 1 Preferred Stock	—	19,900
Proceeds from issuance of common stock and warrants	14,401	5,209
Proceeds (payments) from the redemption of warrants	2,274	(99)
Payment of equity issuance costs	(627)	(67)
Payment of debt issuance costs	—	(151)
Net cash provided by financing activities	15,258	24,609
Net (decrease) increase in cash, cash equivalents and restricted cash	1,888	9,782
Cash, cash equivalents and restricted cash, beginning of period	10,521	739
Cash, cash equivalents and restricted cash, end of period	$12,409	$10,521
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$12,383	$10,495
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$12,409	$10,521

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$12	$64
Right-of-use assets obtained in exchange for lease liabilities	$355	$—
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$388	$—
Non cash impact of exercise price reset on outstanding warrants related to down round provisions	$288	$—
Issuance of common stock for the cashless exercise of warrants	$1,274	$1,689
Fair value of warrants issued to placement agent	$55	$—
Fair value of warrants issued to underwriter agent	$459	$—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	$1	$—
Insurance financing arrangements included in prepaid and other assets and other noncurrent assets	$784	$772
Cash receivable for exercises of warrants included in prepaid and other current assets	$1,408	$—
Transaction costs shared with Seneca	$—	$135
Acquisition costs related to stock issuance	$—	$1,184
Issuance of common stock to former Seneca stockholders	$—	$28,728
Conversion of LBS Series C Convertible Preferred stock into common stock	$—	$9,503
Net assets acquired in the Merger	$—	$2
Acquisition related vesting of RSU’s assumed in the Merger	$—	$41
Acquisition related fair value change in warrant liability assumed in the Merger	$—	$51

The accompanying notes are an integral part of these consolidated financial statements.

Palisade Bio, Inc.

Notes To Consolidated Financial Statements

1. Organization and Business

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) became a wholly owned subsidiary of Seneca Biopharma Inc. (“Seneca”) in accordance with the terms of the agreement and plan of merger and reorganization, dated as of December 16, 2020, (the “Merger Agreement”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca (the “Merger”). Concurrent with the closing of the Merger, LBS outstanding common stock, common stock warrants and stock options for the purchase of LBS common stock were exchanged for Seneca common stock, Seneca common stock warrants, and options for the purchase of Seneca common stock, at a ratio of 0.02719 shares of LBS common stock equivalents to one share of Seneca common stock equivalents (the “Exchange Ratio”). Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

The Company is a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier. The Company's lead therapeutic candidate, LB1148, is a novel oral liquid formulation of the well-characterized digestive enzyme inhibitor tranexamic acid (“TXA”) that is currently being developed for administration prior to surgeries that are at risk of disrupting the intestinal epithelial barrier. By inhibiting the activity of digestive proteases, the Company believes that LB1148 has the potential to reduce the formation of postoperative adhesions between intra-abdominal tissues and accelerate the time to the return of normal gastrointestinal ("GI") function.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced operating losses and negative cash flows from operations since its inception. At December 31, 2022, the Company had an accumulated deficit of $109.2 million and cash and cash equivalents of $12.4 million. The Company expects to continue to incur operating losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

Based on the Company’s current working capital, anticipated operating expenses, and anticipated net operating losses, there is substantial doubt about the Company's ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 7, Stockholders' Equity (Deficit) and Note 15, Subsequent Events, for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

COVID-19

In April 2020, as a result of impacts and risks associated with the COVID-19 pandemic ("COVID-19"), the Company paused enrollment and program activities surrounding the Company’s clinical trials of its lead therapeutic candidate, LB1148, due primarily to slower enrollment. The Company's U.S. Phase 2 clinical study for the prevention of postoperative abdominal adhesions re-started in February 2022, and in June 2022 the Company initiated its U.S. Phase 3 clinical study for the return of bowel function. Notwithstanding, in the fourth quarter of 2022 the Company paused enrollment in the U.S Phase 3 clinical study for the return of bowel function upon determining that the study's protocol requires additional standardization across sites and further clarification in the definition of endpoints to permit an adequate assessment of the efficacy of LB1148 to recover GI function. The Company is currently assessing the next steps for the study. The Company cannot predict how legal and regulatory responses to ongoing concerns about COVID-19 or other major public health issues will impact the Company’s business, nor can it predict potential adverse impacts related to the availability of capital to fund the Company’s operations. Any of these factors, alone or in combination with others, could harm the Company’s business, results of operations, financial condition or liquidity. However, the magnitude, timing, and duration of any such potential financial impacts cannot be reasonably estimated at this time.

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

Reverse Stock Split

On November 15, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of the Company’s shareholders received one new share of common stock for every 50 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the Reverse Stock Split. The Reverse Split also affected the Company’s outstanding stock options, common stock warrants and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock options and common stock warrants included in these financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to clinical trial accruals and its derivative financial instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Restricted Cash

As of December 31, 2022 and December 31, 2021, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings (refer to Note 15, Subsequent Events) or shelf registration statements. As of December 31, 2022, deferred equity issuance costs of $114,000 were included in prepaid expenses and other current assets in the consolidated balance sheets. There were no deferred equity issuance costs as of December 31, 2021. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate.

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

Convertible Preferred Stock

The Company’s Series C Convertible Preferred Stock has been classified as temporary equity, in accordance with authoritative guidance of Accounting Standard Codification ("ASC") 480-10-S99 for the classification and measurement of potentially redeemable securities, as the Series C Convertible Preferred Stock are redeemable for cash or other assets upon the occurrence of an event that is not solely within the Company’s control, including the liquidation, sale or transfer of control of the Company.

In connection with the Merger, the Series C Convertible Preferred Stock converted to the Company's common stock.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, debt and liability-classified warrants. The carrying amounts of financial instruments such as cash equivalents, restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s liability-classified warrants are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

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

Further information on the fair value of the Company's liability-classified financial warrants can be found at Note 6, Fair Value Measurements.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants.

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

Leases

In accordance with ASC 842, Leases, the Company assesses contracts for lease arrangements at inception. Operating right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date equal to the present value of future lease payments using the implicit, if readily available, or incremental borrowing rate based on the information readily available at the commencement date. ROU assets include any lease payments as of commencement and initial direct costs but exclude any lease incentives. Lease and non-lease components are generally accounted for separately and the Company recognizes operating lease expense straight-line over the term of the lease.

Research and Development Costs

Research and development expenses consist primarily of salaries and benefits and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of December 31, 2022 and December 31, 2021, the Company has accrued for $184,000 and $158,000, respectively, in clinical trial expenses for which services have been provided but the Company has not yet been invoiced as of the balance sheet date. Clinical trial expenses are included in research and development expenses in the consolidated statements of operations.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company's Series B Convertible Preferred Stock and certain of the Company's outstanding warrants contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Series B Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required when the Company is in a net income position. When in a net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

As the Company was in a net loss position for both periods, basic and diluted loss per share for the years ended December 31, 2022 and December 31, 2021 were calculated under the if-converted and treasury stock methods. Accordingly, in computing the net loss attributable to basic and diluted common shares for the year ended December 31, 2022, the Company has deducted the value of the effect of the down round feature on equity classified warrants that was triggered in the period as it was determined to be anti-dilutive. Basic and diluted earnings per share during the three months ended September 30, 2021 were calculated under the two-class method, as the Company was in a net income position for that period. Certain of the liability-classified warrants were dilutive in the three months ended September 30, 2021 resulting in a dilutive impact for the year ended December 31, 2021.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Basic net loss per common share:
Net loss	$(14,260)	$(26,616)
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	(288)	—
Net loss attributable to common shares - basic	$(14,548)	$(26,616)
Weighted average shares used in calculating basic loss per share	880,311	186,195
Basic net loss per common share	$(16.53)	$(142.95)

Diluted net loss per common share:
Net loss	$(14,260)	$(26,616)
Change in fair value of warrants	—	(5,119)
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	(288)	—
Net loss attributable to common shares - diluted	$(14,548)	$(31,735)
Weighted-average shares outstanding	880,311	186,195
Effect of potentially dilutive securities	—	763
Weighted average shares used in calculating diluted loss per share	880,311	186,958
Diluted net loss per common share	$(16.53)	$(169.74)

The following potentially dilutive securities were excluded from the calculation of diluted loss per share because their effects would be anti-dilutive:

	December 31,
	2022	2021
Stock options	43,658	39,048
Warrants for common stock	1,055,672	143,602
Series A Convertible Preferred Stock	129	129
Total	1,099,459	182,779

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the

Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted this standard as of January 1, 2023 and expects it will not have a material impact on its consolidated financial statements and related disclosures for the three months ending March 31, 2023.

3. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

In connection with the preparation of the Company's condensed consolidated financial statements required to be included in the Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2022, which the Company filed with the SEC on November 14, 2022, management identified a classification error, between current assets (prepaid expenses and other current assets) and noncurrent assets (other noncurrent assets), in the Company's historical financial statements, resulting in a conclusion that for comparability purposes a correction should be made to the Company's consolidated financial statements as of December 31, 2021. The Company has revised its balance sheet as of the year ended December 31, 2021 accordingly and included such revisions herein. Based on an analysis of quantitative and qualitative factors, the Company concluded this error was not material to its consolidated financial position as of December 31, 2021 and had no impact on the Company’s results of operations, including net (loss) earnings per share or cash flows as presented in the Company’s previously issued financial statements. As a result, amendment of such reports is not required.

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

The transaction was accounted for as a reverse asset acquisition. Under this method of accounting, LBS was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) LBS’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) LBS designated a majority of the members of the initial board of directors (five of eight total members at the time) of the combined company, (iii) LBS’s senior management holds all key positions in the senior management of the combined company and (iv) the only employees remaining in the combined company are that of LBS employees (all Seneca employees were terminated on the date of Merger). As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of LBS.

Pursuant to the terms of the Merger Agreement, each share of LBS common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.02719 shares of Company common stock immediately prior to the Merger, such that, immediately following the effective date of the Merger, preexisting LBS equity holders held approximately 74.9% of the capital stock of Seneca outstanding immediately following the Merger, and the equity holders of Seneca immediately before the Merger held approximately 25.1% of the Seneca capital stock outstanding immediately following the Merger.

In accordance with the Merger Agreement, the Company entered into a Contingent Value Rights Agreement (“CVR Agreement”) related to the monetization of the Company’s legacy assets that were being developed prior to the Merger. Under the terms of the CVR Agreement, Seneca shareholders who held shares immediately prior to the effective date of the Merger retain the right to receive a portion of proceeds received within 48 months of the Merger closing from the sale or licensing of all or any part of the intellectual property owned, licensed or controlled by the Seneca immediately prior to the closing of the Merger (the “Legacy Technology”) provided the sale or licensing of such Legacy Technology occurs on or before the 18-month anniversary of such closing (“Legacy Monetization”). The contingent value right (“CVR”) payment amount ("CVR Payment Amount") is calculated as 80% of the net proceeds received, subject to certain conditions, provided, however that (i) no CVR Payment is required in the event such amount is less than $0.3 million during the CVR term and (ii) no distribution of the CVR Payment is required to be made to the holders of the CVR if such distribution would be less than $0.5 million. Based on the information available at the time of the Merger, any contingent consideration associated with the CVR payment was deemed to have a remote possibility. As such, no consideration was recorded on the Company’s consolidated financial statements. The Legacy Monetization period of the CVR expired on October 27, 2022.

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

In connection with the ATA, the Company received gross proceeds of $0.4 million. Pursuant to the terms of the CVR Agreement, no distribution is required to be made to the holders of the CVR if the CVR Payment Amount would be less than $0.5 million. In accordance with the terms of the CVR Agreement, the net proceeds from the sale of the NSI-189 assets, less any applicable transaction costs and expenses, were deposited into the CVR escrow to be used to pay costs and expenses associated with the monetization of the Company's other Legacy Technologies, which may include but are not limited to: financial advisory and consulting fees, legal fees, and any other fees associated with the monetization. There can be no assurance that CVR holders will receive CVR Payment Amounts from the sale of the NSI-189 assets.

On October 27, 2022, the Company entered an agreement to license NSI-532.IGF-1 to the Regents of the University of Michigan ("University of Michigan") for maintaining NSI-532.IGF-1 cell lines, continued development, maintaining patent protection, and seeking licensees. The Company received no upfront fees for the license. NSI-532.IGF-1 is a preclinical cell therapy being investigated as a potential therapy for prevention and treatment of Alzheimer’s disease. The University of Michigan shall bear 100% of the costs for patent filing, prosecution, maintenance, and enforcement of the patent rights. The Company will receive 50% of net revenues received by the University of Michigan from the licensing of patent rights through the last-to-expire patent in patent rights, unless otherwise earlier terminated, less all reasonable and actual out-of-pocket costs incurred in the litigation of patent rights. There can be no assurance that NSI-532.IGF-1 will ever be successfully monetized or that CVR holders will receive CVR Payment Amounts from the sale of the NSI-532.IGF-1 assets.

Merger

The Merger was accounted for as an asset acquisition pursuant to Accounting Standards Codification ("ASC") 805, as substantially all of the fair value of the assets acquired were concentrated in a group of similar identifiable intangible assets, and the acquired assets did not have outputs or employees. As Seneca had not yet received regulatory approval for its product candidates, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expense in the Company’s consolidated statements of operations for the year ended December 31, 2021.

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

(i)
Represents the actual post reverse stock split effected number of shares of Seneca common stock outstanding immediately prior to the Merger. Amount has not been adjusted for the Reverse Stock Split.
(ii)
The purchase price was based on the closing price as reported on the Nasdaq Capital Market on April 27, 2021 (i.e., the Merger close date). Amount has not been adjusted for the Reverse Stock Split.

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

5. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$581	$540
Other receivables	1,438	150
Prepaid subscriptions and fees	157	215
Prepaid software licenses	54	78
Deferred equity issuance costs	114	—
Prepaid other	6	28
	$2,350	$1,011

Other receivables as of December 31, 2022 includes a $1.4 million receivable for the cash exercise price of common stock purchase warrants that had been exercised but the cash had not yet been received by the Company as of that date. The entire amount of this receivable was received by the Company in January of 2023. There was no such receivable as of December 31, 2021.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued accounts payable	$69	$195
Accrued clinical trial costs	184	158
Accrued director stipends	141	110
Accrued severance and benefits (Note 11)	180	—
	$574	$463

Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance, less current portion	$682	$868
Other noncurrent assets	12	—
	$694	$868

6. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities based upon the guidance of ASC 480 and ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the consolidated statement of operations.

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the “Investor”) pursuant to which, among other things, the Company agreed to issue (i) senior secured promissory notes in the aggregate principal amount of up to $5.0 million, in exchange for an aggregate purchase price of up to $3.75 million, representing an aggregate original issue discount of up to $1.25 million (the “Senior Secured Promissory Notes”), and (i) warrants to purchase shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”) were issued. At the date of issuance, the Company valued the Senior Secured Promissory Note Warrants using a Monte-Carlo valuation model with a resulting fair value of $3.6 million.

In connection with the Merger, on April 27, 2021, the outstanding principal and interest on both tranches of the Senior Secured Promissory Notes were cancelled for shares of Series 1 Preferred Stock of the Company. As of both December 31, 2022 and 2021, there is no principal or interest outstanding on the Senior Secured Promissory Notes.

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase shares of common stock (the “May 2021 Warrants”). All of the outstanding May 2021 Warrants were exercised in the fourth quarter of 2021 and the first quarter of 2022 in exchange for 106,072 shares of the Company's common stock in a series of exercises by the Investor. As of December 31, 2022, there are no May 2021 Warrants outstanding.

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As part of the July 2021 Waiver Agreement, the Investor agreed to waive the reset provisions of the Senior Secured Promissory Note Warrants and the May 2021 Warrants such that the number of shares and exercise price in effect immediately prior to the effective date of the July 2021 Waiver Agreement shall no longer be subject to price-based resets. The waiver of the reset provision of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants and as a result, the underlying warrants were re-valued using a Black-Scholes based valuation model, which resulted in a favorable change in the fair value of the underlying warrants of $3.9 million, which was recognized in the gain on the change in the fair value of warrant liability at the consolidated statement of operations for the year ended December 31, 2021.

As consideration for the July 2021 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company's common stock (the "July 2021 Warrants"). The initial fair value of the July 2021 Warrants was $1.7 million and is included in loss on issuance of warrants at the consolidated statements of operations for the year ended December 31, 2021. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) starting stock price of $3.58 (not adjusted for the Reverse Stock Split), (ii) certain key event dates such as expected capital financings, (iii) an expected re-levered volatility of 99.1 percent, (iv) an estimated risk-free interest rate of 0.82 percent, (v) an estimated contractual term of approximately 5.5 years, and (vi) a zero percent dividend rate.

On January 31, 2022, the Company and the Investor entered into an agreement to irrevocably waive any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after January 31, 2022 for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants (the "January 2022 Waiver Agreement"). The waiver of any adjustments to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants is considered a modification to those warrants. The modification was determined to have no impact on the valuation of the warrants.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor an additional warrants to purchase shares of the Company’s common stock (the “January 2022 Warrants”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the consolidated statements of operations for the year ended December 31, 2022. The initial fair value was determined using a Monte Carlo simulation model that considered: (i) a starting stock price of $1.17 (not adjusted for the Reverse Stock Split), (ii) certain key event dates such as expected capital financings, if any, (iii) an expected re-levered volatility of 93.0 percent, (iv) an estimated risk-free interest rate of 1.65 percent, (v) an estimated contractual term of approximately 5.5 years, and (vi) a zero percent dividend rate.

As of December 31, 2022, the fair value of the Senior Secured Promissory Note Warrants outstanding was determined using a Black-Scholes option pricing model to be insignificant.

As of December 31, 2022, the fair value of the July 2021 Warrants in the amount of $8,000 was determined using a Monte Carlo simulation model that used the follow assumptions: (i) a starting stock price of $6.15, (ii) certain key event dates such as expected capital financings, (iii) an exercise price per share of $181.55, (iv) an expected re-levered volatility of 83.7 percent; (v) an estimated risk-free rate of 4.10 percent, (vi) estimated contractual terms of approximately 4.1 years, and (vii) a zero percent dividend rate.

As of December 31, 2022, the fair value of the January 2022 Warrants in the amount of $50,000 was determined using a Monte Carlo simulation model that used the following assumptions: (i) a starting stock price of $6.15, (ii) certain key event dates such as expected capital financings, (iii) an exercise price per share of $55.00, (iv) an expected re-levered volatility of 82.8 percent; (v) an estimated risk-free rate of 4.04 percent, (vi) estimated contractual terms of approximately 4.6 years, and (vii) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities which are fair valued on a recurring basis (in thousands):

	Year Ended December 31,
Warrant Liabilities	2022	2021
Fair value at beginning of period	$2,651	$1,830
Initial fair value at the original issuance date	1,110	25,417
Equity classified warrant put feature activated	—	51
Change in fair value during the period	(2,426)	(23,033)
Fair value of liability classified warrants exercised	(1,274)	(1,689)
Seneca liability classified warrants assumed	—	200
Expiration of equity classified warrant put feature	—	(26)
Settlement of liability-classified warrants	—	(99)
Fair value at end of period	$61	$2,651

Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021, with only the August 2017 warrants recorded as a liability as of December 31, 2022. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants had an insignificant value as of December 31, 2022, which was determined using a Black-Scholes option pricing model.

In connection with the May 2022 Registered Direct Offering (see Note 7, Stockholders' Equity (Deficit)), the Company issued warrants to purchase shares of its common stock to certain investors and the placement agent. All of these warrants were classified as equity as of the date of issuance of May 10, 2022.

In connection with the August 2022 Public Offering (see Note 7, Stockholders' Equity (Deficit)), the Company issued warrants to purchase shares of its common stock to certain investors and the underwriter of the offering. All of these warrants were classified as equity as of the date of issuance of August 16, 2022.

The gains resulting from the changes in the fair value of the liability classified warrants are classified as a gain on change in fair value of warrant liability in the accompanying consolidated statements of operations.

7. Stockholders’ Equity (Deficit)

Classes of Stock

Prior to the completion of the Merger, LBS was authorized to issue 6,797,500 shares of $0.01 par value common stock and 33,594,625 shares of $0.001 par value Series C Convertible Preferred Stock. In connection with the Merger, the issued and outstanding Series C Convertible Preferred Stock shares in the amount of 11,674,131 were converted to 317,420 shares (pre-split) of the Company's common stock.

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

The Company recorded $19.9 million in net proceeds associated with this financing. In addition, the Company issued to the Investor warrants to purchase common stock in the combined company. The fair value of these warrants exceeded the equity proceeds, resulting in a $1.9 million loss on the issuance of the LBS Series 1 Preferred Stock. The Company incurred offering costs of $1.6 million which were allocated to the warrants and included in loss on issuance of warrants at the consolidated statements of operations for the year ended December 31, 2021.

Common Stock

As of December 31, 2021, the Company was authorized to issue 300,000,000 shares of $0.01 par value common stock. On October 6, 2022, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock of the Company from 300,000,000 to 280,000,000, which took effect upon the filing of an amendment to the Company's Certificate of Incorporation. As a result of this amendment, as of December 31, 2022 the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of the Company's common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

On November 15, 2022, the Company effected the Reverse Stock Split. Accordingly, each of the Company’s shareholders received one new share of the Company's common stock for every 50 shares of the Company's common stock such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all of the Company’s issued and outstanding shares of the Company's common stock equally. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. No fractional shares were issued as a result of the Reverse Stock Split with any fractional shares that would have otherwise resulted from the Reverse Stock Split paid in cash, at an amount equal to the resulting fractional interest in one share of the Company's common stock to which the shareholder would otherwise be entitled, multiplied by the closing trading price of the Company's common stock on November 15, 2022. The amount of cash paid for fractional shares was insignificant.

As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company's common stock was adjusted from 77,080,169 shares to approximately 1,541,508 shares. Each share of the Company's common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Preferred Stock

As of December 31, 2022 and December 31, 2021, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of December 31, 2022, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 preferred stock shares is convertible into 129 shares of common stock.

In connection with the August 2022 Public Offering (see below), the Company's Board designated 1,460 shares of the Company's preferred stock as $0.01 par value Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock will be convertible at any time at the holder’s option into one share of the Company's common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. Subject to certain limitations, if the volume weighted average price of the Company's stock during any 30 consecutive trading day period exceeds 300% of the conversion price, the average daily dollar trading volume for such 30 consecutive trading period $500,000 per trading day and the holder is not in possession of any material non-public information, the Company may force each holder of Series B Convertible Preferred Stock to convert all of their shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock carries no voting rights and is not eligible for any dividends paid by the Company on shares of the Company's common stock, other than dividends in the form of the Company's common stock. The Series B Convertible Preferred Stock was classified as permanent equity as of the date of issuance, in accordance with authoritative guidance of ASC 480-10-S99 for the classification and measurement of potentially redeemable securities. As of December 31, 2022, all of the shares of the Series B Convertible Preferred stock issued in connection with the August 2022 Public Offering (see below) have been converted into shares of the Company's common stock and there were no shares of the Series B Convertible Preferred Stock issued or outstanding.

Yuma Private Equity

On August 19, 2021, the Company entered into a Private Securities Purchase Agreement with Yuma Regional Medical Center (“Yuma”), a related party, pursuant to which Yuma purchased 30,197 shares of the Company’s common stock, par value $0.01 per share at a purchase price of $172.50 per share (all amounts adjusted for Reverse Stock Split). The Company recorded $5.1 million in proceeds, net of equity issuance costs of $67,000, associated with the financing. In addition, the Company issued warrants to purchase common stock (see Note 8).

May 2022 Registered Direct Offering

On May 6, 2022, the Company entered into securities purchase agreements with certain investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “May 2022 Registered Direct Offering”), an aggregate of 72,935 shares of its common stock, par value $0.01 per share, at a purchase price of $27.50 per share (all amounts adjusted for Reverse Stock Split) and, in a concurrent private placement, also agreed to sell and issue to such purchasers warrants (the “May 2022 Purchase Warrants”) to purchase up to 72,935 shares of common stock.

In connection with the May 2022 Registered Direct Offering and concurrent private placement transaction, the Company engaged a placement agent. The Company issued placement agent warrants (“May 2022 Placement Agent Warrants”) to purchase an aggregate of 4,376 shares of its common stock. The May 2022 Placement Agent Warrants and the May 2022 Purchase Warrants are referred to collectively as the May 2022 Warrants.

The net proceeds from the May 2022 Registered Direct Offering of $1.4 million consisted of gross proceeds of $2.0 million less equity issuance costs of approximately $0.6 million. The fair value of the May 2022 Placement Agent Warrants was recognized as an equity issuance cost.

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

August 2022 Public Offering

On August 16, 2022, the Company closed on a registered public offering pursuant to which the Company agreed to issue and sell (i) 987,200 shares of the Company's common stock, par value $0.01 per share, (ii) 1,460 shares of Series B Convertible Preferred Stock, of which each share is convertible into 80 shares of the Company's common stock, (iii) 1,104,000 Series 1 warrants with a term of one year from the date of issuance (“Series 1 Warrant”) to purchase one share of the Company's common stock, and (iv) 1,104,000 Series 2 warrants with a term of five years from the date of issuance (“Series 2 Warrant”) to purchase one share of the Company's common stock (the "August 2022 Public Offering"). The warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. Gross proceeds from the August 2022 Public Offering, including the full exercise of the underwriter overallotment option, were $13.8 million and net proceeds were approximately $11.5 million after deducting equity issuance costs of $2.3 million, which includes the underwriter discount, professional fees, and the fair value of the warrants issued to the underwriter of the August 2022 Public Offering, Ladenburg Thalmann & Co. Inc. (the "Underwriter") (see Note 8). All shares of the Series B Convertible Preferred Stock have been converted into shares of the Company's common stock as of December 31, 2022.

8. Common Stock Warrants

The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity (deficit) at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in non-current liabilities. The Company had common stock warrants exercisable and outstanding of 1,055,672 and 143,602, at December 31, 2022 and December 31, 2021, respectively. Of the Company's 1,055,672 common stock warrants exercisable at December 31, 2022, 805,202 common stock warrants have an exercise price of $2.38 and are subject to down round price reset provisions.

Liability-Classified Warrants

The Company accounts for certain of its warrants as liability-classified in accordance with ASC 480 and ASC 815, including primarily the Senior Secured Promissory Note Warrants, the July 2021 Warrants and the January 2021 Warrants. The May 2021 Warrants issued during the year ended December 31, 2021, which had been liability- classified, were fully exercised in the in the fourth quarter of 2021 and the first quarter of 2022 for 26,186 and 79,886 shares of the Company's common stock, respectively, in cashless exercises. As of December 31, 2022, there are no May 2021 Warrants outstanding.

January 2022 Warrants

As consideration for the January 2022 Waiver Agreement (see Note 6), the Company issued the January 2022 Warrants. The January 2022 Warrants expire five and a half years from the date of issuance, or July 31, 2027. As of December 31, 2022, the January 2022 Warrants outstanding were exercisable for 45,000 shares of the Company’s common stock at an exercise price of $55.00.

July 2021 Warrants

As consideration for the July 2021 Waiver Agreement (see note 6), the Company issued the July 2021 Warrants. The July 2021 Warrants expire five years from the date of registration of the warrants, or August 19, 2026. As of December 31, 2022, the July 2021 Warrants outstanding were exercisable for 22,000 shares of the Company’s common stock at an exercise price of $181.50.

Senior Secured Promissory Note Warrants

The Senior Secured Promissory Note Warrants expire five years from the date of registration of the warrants, or August 10, 2026. As of December 31, 2022, the Senior Secured Promissory Note Warrants outstanding were exercisable for 17,177 shares of the Company’s common stock at an exercise price of $194.00.

Equity-Classified Warrants

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. Equity-classified warrants are recorded in equity based on their relative fair value on the date of issuance.

August 2022 Public Offering Warrants

In connection with the August 2022 Public Offering, on August 16, 2022 the Company issued Series 1 Warrants exercisable for 1,104,000 shares of the Company's common stock and the Series 2 Warrants for 1,104,000 shares of the Company's common stock. Both the Series 1 Warrants and the Series 2 Warrants became exercisable beginning on the date of stockholder approval of the exercisability of the warrants, which was received on October 6, 2022. The Series 1 Warrants expire one year from the date of issuance and the Series 2 Warrants expire five years from the date of issuance. The original exercise price of the Series 1 Warrants and Series 2 Warrants was $12.50. Per the terms of the underlying warrant agreements, the exercise price of the Series 1 Warrants and Series 2 Warrants was adjusted to $2.81, based upon the five day volume weighted average price of the Company's common stock immediately following the effective date of the Reverse Stock Split. Concurrent with the August 2022 Public Offering, the Company issued the underwriter warrants to purchase 66,240 shares of the Company's common stock at an exercise price of $15.63 (the "Underwriter Warrants"). The Underwriter Warrants expire five years from the date of issuance.

In addition, the exercise price of the Series 1 Warrants and Series 2 Warrants can be further adjusted in the event of issuances of the Company's common stock at a price lower than the exercise price of the Series 1 Warrants and Series 2 Warrants then in effect (the “Down Round Feature”). During the year ended December 31, 2022, the Down Round Feature was triggered due to the December 30, 2022 announcement of an agreement to issue common stock of the Company (see Note 15, Subsequent Events). As a result of the triggering of the Down Round Feature, the exercise price of any outstanding Series 1 Warrants or Series 2 Warrants was adjusted down to $2.38, which represents the price per share of the equity being offered in the December 30, 2022 announcement.

The Company calculated the value of the effect of Down Round Feature measured as the difference between the Series 1 Warrant and Series 2 Warrant fair value, using a Monte Carlo valuation model, immediately before and immediately after the Down Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature of $288,000 and was recognized as a deduction from the loss available to common shareholders for the year ended December 31, 2022. The exercise price of the Series 1 Warrants and Series 2 Warrants will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants.

During the year ended December 31, 2022, the Company received proceeds of $3.7 million from exercises of 777,399 Series 1 Warrants and 625,399 Series 2 Warrants, $1.4 million of which was receivable to the Company as of December 31, 2022, and was received in cash shortly after that date. As of December 31, 2022, the Series 1 Warrants outstanding were exercisable for 326,601 shares of the Company’s common stock the Series 2 Warrants outstanding were exercisable for 478,601 shares of the Company’s common stock, each at an exercise price of $2.38. All of the Underwriter Warrants are outstanding as of December 31, 2022 at an exercise price of $15.63, and are not subject to any exercise price reset or down round provisions.

May 2022 Registered Direct Offering Warrants

In connection with the May 2022 Registered Direct Offering, on May 10, 2022 the Company issued the May 2022 Purchase Warrants to purchase 72,935 shares of the Company's common stock at an exercise price of $35.53. The May 2022 Purchase Warrants are not exercisable until six months following the date of issuance and expire five and a half years from the date of issuance. Concurrently, the Company issued the May 2022 Placement Agent Warrants to purchase 4,376 shares of the Company's common stock at an exercise price of $35.53. The May 2022 Placement Agent Warrants are not exercisable until six months following the date of issuance and expire five years from the date of issuance. Neither the May 2022 Purchase Warrants or the May 2022 Placement Agent Warrants are subject to any exercise price reset or down round provisions.

The following table summarizes all warrant activity for the year ended December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2021	143,602	$294.71	4.45
Granted	2,396,551	4.80	3.04
Exercised	(1,482,684)	12.94	2.49
Forfeited, expired or cancelled	(1,797)	3,879.49	—
Warrants outstanding, December 31, 2022	1,055,672	26.48	3.32

9. Equity Incentive Plans

In 2013, LBS adopted the 2013 Employee, Director, and Consultant Equity Incentive Plan, (as amended and restated, the “2013 Plan”). Upon the closing of the Merger, each outstanding, unexercised and unexpired LBS option under the 2013 Plan, whether vested or unvested, was assumed by the Company and converted into an option to purchase common stock of the Company and became exercisable by the holder of such option in accordance with its terms. In connection with the closing of the Merger, no further awards will be made under the 2013 Plan.

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). As of December 31, 2022, there were 20,589 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 EIP Plan. In addition, such aggregate number of shares of the Company's common stock shares available for issuance under equity-based awards will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the board of directors of the Company (the "Board") may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

Also in April 2021, the Company's stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. As of December 31, 2022, there were 5,160 shares of the Company's common stock authorized and available under the ESPP. In addition, such aggregate number of shares of the Company's common stock shares available for issuance will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. As of December 31, 2022, there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the Board adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant equity-based awards to individuals not previously employed by the Company, as an inducement to join the Company. As of December 31, 2022, there were 6,440 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 Inducement Plan.

Stock Options

The Company believes that stock options align the interests of its employees and directors with the interests of its stockholders. Stock option awards are generally granted with an exercise price equal to the market price of Company’s stock at the date the grants are awarded, a term as determined by the Company's Board but generally not to exceed ten-years, and generally vest in equal proportions each quarter over three years. Vesting could be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined in the individual stock option agreements or employment agreements. Stock-based awards are valued as of the measurement date, which is the grant date, and are generally amortized on a straight-line basis over the requisite vesting period for all awards. The Company's equity incentive plans allow for the issuance of both incentive stock options and non-statutory stock options.

The fair value of options granted during the year ended December 31, 2022 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Year Ended December 31,
	2022	2021
Weighted-average exercise price per share	$40.32	$116.00
Weighted-average expected term (years)	5.81	5.63
Weighted-average risk-free interest rate	2.30%	1.25%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	73.66%	74.32%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	39,048	$363.99	8.37	$—
Granted	15,852	40.32	9.24	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	(11,242)	110.43	—	—
Outstanding at December 31, 2022	43,658	311.74	6.08	—
Vested and expected to vest at December 31, 2022	43,658	311.74	6.08	—
Exercisable at December 31, 2022	31,129	411.00	4.84	—

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and December 31, 2021 was $26.15 per share and $83.79 per share, respectively. The fair value of the options vested during each the years ended December 31, 2022 and December 31, 2021 was $1.0 million and $1.2 million, respectively.

Share-Based Compensation Expense

In 2021, the Company determined that the outstanding stock options under the 2013 Plan had an exercise price per share that was significantly higher than the current fair market value of the Company's common stock (the

"Underwater Options"). On November 18, 2021, the compensation committee of the Company's Board resolved that it was in the best interests of the Company and its stockholders to amend the Underwater Options for five key employees to reduce the exercise price per share to the closing per share price of the Company’s common stock on November 18, 2021 (the “Repricing”). In accordance with the 2013 Plan requirements, the holders of the Underwater Options identified under the Repricing consented to the modification of their affected awards. All the other terms of the Underwater Options other than the exercise price remained the same, including the number of shares granted, vesting schedule and expiration date.

The Company determined that the Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental compensation expense of $20,000 and $0.4 million for the years ended December 31, 2022 and 2021, respectively. The additional unrecognized compensation expense to be recognized in future periods associated with the Repricing is insignificant.

The Company’s former Chief Development Officer was terminated in February 2021. As part of the separation package, the Company’s Board agreed to (i) accelerate vesting by four months for the former employee’s outstanding options and (ii) allow seven years from the termination date for the former employee to exercise all vested options. The Company concluded the actions taken by the Company resulted in modification accounting for the stock options. The Company determined the incremental fair value of the modified stock options was $225,000, which was expensed to research and development expenses in the consolidated statements of operations during the year ended December 31, 2021.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Year Ended December 31,
	2022	2021

Research and development expense	$182	$440
General and administrative	850	1,451
Total	$1,032	$1,891

As of December 31, 2022, the unrecognized compensation cost related to outstanding options was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 1.96 years.

10. Collaborations and License Agreements

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

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments of up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events. For the years ended December 31, 2022 and December 31, 2021, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

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

In conjunction with the Co-Development and Distribution Agreement with Newsoara, the Company is obligated to pay the Regents a portion of the sublicense income equal to 30 percent of one-third of the upfront payment and milestone payment received. As of December 31, 2022 and December 31, 2021 a sublicensing payable of approximately $13,000 and $81,000, respectively, was included in accounts payable.

11. Commitments and Contingencies

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

As of December 31, 2022, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $300,000 and a current and noncurrent operating lease liability related to the Corporate Office

Lease of $105,000 and $211,000, respectively. As of December 31, 2022, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $316,000, less imputed interest of $46,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 2.7 years.

Maturities of the Company's operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ending December 31,
2023	$133
2024	136
2025	93
Total operating lease payments	362
Less: imputed interest	(46)
Total operating lease obligations	$316

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $189,000 and $197,000 in the years ended December 31, 2022 and December 31, 2021, respectively.

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of December 31, 2022 and December 31, 2021, the aggregate remaining balance under the Company's insurance financing arrangements was $88,000 and $87,000, respectively, and is included in Debt in the consolidated balance sheets.

Other than the final insurance financing arrangements payments due, as of December 31, 2022, the Company has no other minimum debt payments required in 2023 or thereafter.

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

Associated with the reduction in workforce, the Company has recognized restructuring costs of $410,000 in the consolidated statements of operations for the year ended December 31, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements. As of December 31, 2022, the Company has recognized a liability in the amount of approximately $180,000 associated with the restructuring in accrued liabilities at the consolidated balance sheets. The Company made cash payments of approximately $174,000 in the year ended December 31, 2022 related to the employee severance and benefits incurred and expects to substantially complete the remaining cash payments of the employee severance and benefits incurred by the end of the first quarter of 2023. There were no restructuring costs or related liabilities recognized in the year ended December 31, 2021.

The Company does not expect to incur any other significant costs associated with the cost reduction-plan announced on September 9, 2022.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through December 31, 2022 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

12. Related Party Transactions

Yuma Regional Medical Center

Yuma Regional Medical Center ("Yuma") is an equity investor in the Company and is considered a related party. As October 16, 2020, the Company entered into an unsecured promissory note for a principal sum of $500,000 with Yuma. This unsecured promissory note was amended in May 2021 to extend its maturity date to November 2021. As consideration for the amendment, the Company issued warrants to the noteholder to purchase an aggregate of 100 shares of the Company's common stock. The full principal amount of the unsecured promissory note and interest accrued was repaid by the Company in November 2021. On August 19, 2021, the Company issued to Yuma a warrant to purchase up to 7,549 shares of the Company's common stock at a price of $172.50 per share, subject to certain adjustments (the "August 2021 Warrants"), all of which are outstanding as of December 31, 2022. The August 2021 Warrants, which have been registered for resale, are immediately exercisable and have an expiration date of August 26, 2026.

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual service on the Board are recorded on the Company’s consolidated balance sheets within accrued liabilities. These liabilities were $141,250 and $110,000 as of December 31, 2022, and December 31, 2021, respectively.

Separation agreement with former Chief Executive Officer

On October 11, 2022, the Company entered into a separation agreement with its former Chief Executive Officer whereby the parties agreed to a mutual release of claims. Subsequent to paying an aggregate of $22,000 pursuant to the terms of the separation agreement, the Company determined that it is not probable that any additional compensation would be due to the former Chief Executive Officer and therefore, the Company has not recognized any accrual related to compensation or benefits owed pursuant to the separation agreement as of December 31, 2022.

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

14. Income Taxes

The Company has no current or deferred income taxes as of December 31, 2022 and December 31, 2021.

Income taxes vary from the statutory federal income tax rate applied to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate of 21 percent applied to loss before income taxes	$(2,995)	$(5,589)
State taxes - net of federal benefit	(1,040)	(1,309)
Meals and entertainment	—	—
Warrants	(276)	(3,609)
Stock-based compensation	60	106
IPR&D	—	5,828
Interest expense	—	479
Other non-deductible expenses	71	327
Expiration of tax attributes	484	330
Change in tax rate	(157)	(413)
Valuation allowance	3,853	3,664
Others	—	186
	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$91	$59
Depreciation and amortization	192	206
Charitable contributions carryforward	—	1
Lease accounting	87	29
Net operating loss carryforwards	22,681	20,904
Stock compensation	1,955	1,737
Capitalized research and development costs	1,912	—
Total deferred tax assets	26,918	22,936
Deferred tax liabilities:
Right-of-use asset	83	28
Prepaid expense	160	86
Total deferred tax liabilities	243	114

Net deferred tax asset	26,675	22,822
Valuation allowance	(26,675)	(22,822)
Net deferred taxes	$—	$—

Deferred tax assets and liabilities are recognized for temporary differences and unused tax losses to the extent that realization of the related tax benefits is more-likely-than-not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods when the deferred tax assets become deductible. After considering the history of operating losses and uncertainty regarding its ability to generate positive pre-tax income in 2023 and beyond, the Company has concluded that it is not-more-likely-than-not that its deferred tax assets will be realized, and therefore maintains a full valuation allowance on all deferred tax assets.

As of December 31, 2022, the Company had federal net operating loss ("NOL") carryforwards of approximately $96.7 million and state NOL carryforwards of approximately $33.9 million. Of the total amount of federal NOL carryforwards, approximately $61.9 million arose in tax years beginning after December 31, 2017 and will carry forward indefinitely. The federal NOL carryforwards arising in tax years beginning before January 1, 2018 of approximately $34.8 million will begin to expire in 2023 unless previously utilized. The Company’s state NOL carryforwards as of December 31, 2022 may be carried forward for 20 years, and will expire at various dates between 2027 and 2042.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. Because of the NOLs, the Company is subject to U.S. federal examinations for tax years 2004 and forward, and for examinations from state taxing authorities for tax years 2008 and forward.

The Company accounts for taxation under ASC 740, which clarifies the accounting for uncertain tax positions. ASC 740 requires that the Company recognize the impact of a tax position in its consolidated financial statements if the position is more-likely-than-not to be sustained upon examination based on the technical merits of the position. The Company did not have any uncertain income tax positions as of December 31, 2022 and 2021.

ASC 740 requires the Company to accrue interest and penalties where there is an underpayment of taxes based on the Company's best estimate of the amount to ultimately be paid. The Company identified no unrecorded material uncertain tax positions as of December 31, 2022 and 2021, consequently no interest or penalties have been accrued by the Company in either period. The Company does not anticipate a significant change to its unrecognized tax benefits within the next 12 months.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "TCJA"). The TCJA contains certain provisions that went into effect on January 1, 2022, including a provision impacting Section 174 of the IRC whereby for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize rather than deduct research and development expenses. Section 174 research and development expenses must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S., beginning with the midpoint in the year in which the expenses were incurred. Further, software development costs were specifically included in the definition of a Section 174 expenditure, and therefore must be capitalized and amortized over five (or 15 years). Finally, if a research project is abandoned or disposed of, the taxpayer cannot recover costs earlier than the end of the required amortization period. Beginning in 2022, the Company capitalized and amortized its research and development expenses pursuant to Section 174. Due to the Company’s prior and current year losses and its full valuation allowance, the change pursuant to Section 174 did not have a material impact to the Company's tax provision or cash flows.

The Inflation Reduction Act (“IRA”) was enacted in the U.S. on August 16, 2022, containing revenue-raising provisions which include a book-income alternative minimum tax and an excise tax on stock buybacks, among other provisions. Based on the thresholds detailed in the IRA and a review of the Company’s transactions during the year, these changes do not have an impact on the Company’s income tax provision for the year ended December 31, 2022.

15. Subsequent Events

January 2023 Registered Direct Offering and Private Placement

On January 4, 2023, the Company announced that it had closed on a previously announced agreement with certain institutional and accredited investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “Registered Offering”), an aggregate of (i) 476,842 shares of the Company's common stock, par value $0.01 per share, at a purchase price per share of $2.375, and (ii) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 538,789 pre-funded warrants to purchase shares of the Company's common stock at an exercise price of $0.0001 per share, and a perpetual term; and (ii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five (5) years (collectively, the “January 2023 Offering”). All of the warrants are immediately exercisable from their date of issuance.

Pursuant to a placement agency agreement dated as of December 30, 2022, the Company engaged Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), to act as the exclusive placement agent in connection with the Registered Offering and concurrent private placement transaction. The Company issued warrants to the Placement Agent to purchase an aggregate of 63,158 shares of the Company's common stock (the "Placement Agent Warrants"). The Placement Agent Warrants have an exercise price of $2.9688 per share and a term of five (5) years. The Placement Agent Warrants are immediately exercisable from issuance.

Gross proceeds from the January 2023 Offering were $2.5 million and net proceeds are expected to be approximately $2.1 million after deducting equity issuance costs of approximately $0.4 million.

Series 1 and Series 2 Warrant Exercises

As of December 31, 2022, holders of 1.4 million common stock purchase warrants issued pursuant to the Company’s August underwritten public offering (the "August Warrants") have exercised such warrants for gross cash proceeds of $3.68 million, $1.4 million of which was receivable to the Company as of December 31, 2022. Subsequent to December 31, 2022, an additional 0.5 million August Warrants have been exercised for additional gross cash proceeds of $1.2 million.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

However, our management, including our Interim Chief Executive Officer and our Chief Financial Officer, have concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

During the quarter ended June 30, 2021, the company identified a material weakness in our internal controls over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of December 31, 2022. The material weakness continues to be present as of December 31, 2022.

Management had identified an additional material weakness in its internal control over the fair value calculation of options granted during the quarter ended June 30, 2021. This material weakness resulted in a material audit adjustment being made to our consolidated financial statements as of and for the period ended June 30, 2021. During the year ended December 31, 2022, the Company implemented additional control activities to remediate the material weakness in its internal control over the fair value calculation of options granted, which were tested for operating effectiveness in the year ended December 31, 2022 and determined to be in place and operating effectively. The Company has concluded that this material weakness has been fully remediated.

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
(vi)
The Company engaged a third-party service provider to assist with the development, implementation and testing of its information technology general computer controls.

The Company believes that the implementation of the above steps will allow it to make progress on addressing a number of the deficient controls within its internal control environment, which will help facilitate the remediation of the material weakness identified above. As the Company continues to evaluate and work to improve its internal control over financial reporting, it will take additional measures to address control deficiencies, or it may modify certain of the remediation measures described above. However, the Company requires additional time to complete the design and implementation of its remediation plans and demonstrate the operating effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Baker Tilly USA LLP, Tewksbury, MA, PCAOB ID #23.

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

3.3	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).
3.5

Amendment to Amended and Restated Certificate of Incorporation of Palisade Bio, Inc., effective November 15, 2022 (Incorporated by reference to Exhibit 3.01(i) to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2022).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, filed with the SEC on March 17, 2022).
4.3	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).
4.4	Form of Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016).
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

4.28	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.29	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.30	Form of Series 1 Common Stock Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).
4.31	Form of Series 2 Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).
4.32

Warrant Agency Agreement dated August 16, 2022, by and between Palisade Bio, Inc. and American Stock Transfer and Trust Company, LLC. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).

4.33	Form of Series B Preferred Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.33 to the Registrant's Registration Statement on Form S-1/A, filed with the SEC on August 9, 2022).
4.34	Form of Underwriter Warrant issued August 16, 2022 (Incorporated by reference to Exhibit 4.33 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022).

4.35

Form of Registered Prefunded Warrant issued in January 2023 Registered Offering (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

4.36	Form of Prefunded Warrant issued in January 2023 Private Placement (Incorporated by reference to Exhibit 4.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).
4.37	Form of Warrant issued in January 2023 Private Placement (Incorporated by reference to Exhibit 4.03 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).
4.38

Form of Placement Agent Warrant issued in January 2023 Private Placement (Incorporated by reference to Exhibit 4.04 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

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

10.5#

License Agreement, by and between Palisade Bio, Inc. and The Regents of the University of California, dated July 6, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed with the SEC on March 17, 2022).

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

10.23*+	Non-Employee Director Compensation Policy
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

10.27†

Asset Transfer Agreement, by and between Alto Neuroscience, Inc. and Palisade Bio, Inc., dated October 18, 2021 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K, filed with the SEC on March 17, 2022).

10.28	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporate by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on May 13, 2022).
10.29

First Amendment dated July 14, 2022 to the Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q filed with the SEC on August 15, 2022).

10.30

Form of Securities Purchase Agreement, dated May 6, 2022, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

10.31+	Separation Agreement and Release with former Chief Executive Officer (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the SEC on October 14, 2022).
10.32

Form of Securities Purchase Agreement dated December 30, 2022, by and among the Company and the purchasers named therein (Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current report on Form 8-K, filed with the SEC on January 4, 2023).

10.33

Form of Registration Rights Agreement, dated December 30, 2022, by and among the Company and signatories named therein (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

10.34

Form of Placement Agency Agreement, dated December 30, 2022, by and between the Company and Ladenburg Thalmann & Co Inc. (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

10.35*+	Form of First Amendment Consulting Agreement dated January 25, 2023 by and between Dr. Herbert Slade and the Company.
10.36*+	Form of Consulting Agreement dated April 7, 2023 by and between Dr. Herbert Slade and the Company.
16.1

Letter dated July 8, 2021 from Dixon Hughes Goodman LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 9, 2021).

16.2

Letter dated September 26, 2022 from BDO USA, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 26, 2022).

19.1*	Registrant's Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Baker Tilly USA LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

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

PALISADE BIO, INC.

Date: March 22, 2023	By:	/s/ J.D. Finley
J.D. Finley
Interim Chief Executive Officer, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J.D. Finley, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J.D. Finley	Interim Chief Executive Officer, Chief Financial Officer and Director	March 22, 2023
J.D. Finley	(Principal Executive and Financial Officer)

/s/ James R. Neal	Chairman of the Board of Directors	March 22, 2023
James R. Neal

/s/ Cristina Csimma, Pharm.D.	Director	March 22, 2023
Cristina Csimma, Pharm.D.

/s/ Stephanie Diaz	Director	March 22, 2023
Stephanie Diaz

/s/ Mary Ann Gray, Ph.D	Director	March 22, 2023
Mary Ann Gray, Ph.D

/s/ Robert J. Trenschel, D.O.	Director	March 22, 2023
Robert J. Trenschel, D.O.

/s/ Binxian Wei	Director	March 22, 2023
Binxian Wei

/s/ Donald A. Williams	Director	March 22, 2023
Donald A. Williams