Form 10-Q
period 2023-03-31
PALISADE BIO, INC.
filed 2023-05-11
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33672

PALISADE BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7750 El Camino Real, Suite 2A Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(858) 704-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

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

As of May 8, 2023, there were 6,696,982 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$13,297	$12,383
Accounts receivable	250	—
Prepaid expenses and other current assets	762	2,350
Total current assets	14,309	14,733
Restricted cash	26	26
Property and equipment, net	9	10
Right-of-use asset	275	300
Other noncurrent assets	643	694
Total assets	$15,262	$15,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$706	$1,759
Accrued liabilities	309	574
Accrued compensation and benefits	191	486
Current portion of lease liability	109	105
Debt	—	88
Total current liabilities	1,315	3,012
Warrant liability	18	61
Lease liability, net of current portion	182	211
Total liabilities	1,515	3,284
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at March 31, 2023 and December 31, 2022	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 4,563,977 and 2,944,306 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	46	30
Additional paid-in capital	125,229	121,637
Accumulated deficit	(111,530)	(109,190)
Total stockholders' equity	13,747	12,479
Total liabilities and stockholders' equity	$15,262	$15,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
License revenue	$250	$—
Operating expenses:
Research and development	1,241	959
General and administrative	1,538	2,929
Total operating expenses	2,779	3,888
Loss from operations	(2,529)	(3,888)
Other income (expense):
Interest expense	—	(1)
Other income	189	794
Loss on issuance of warrants	—	(1,110)
Total other income (expense), net	189	(317)
Net loss	$(2,340)	$(4,205)
Basic and diluted loss per common share*	$(0.54)	$(12.96)
Basic and diluted weighted average shares used in computing loss per common share*	4,315,526	324,473

(*) Basic and diluted loss per common share and basic and diluted weighted average share used in computing basic and diluted loss per common share for the three months ended March 31, 2022 have been adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	200,000	$2	2,944,306	$30	$121,637	$(109,190)	$12,479
Net loss	—	—	—	—	—	(2,340)	(2,340)
Stock-based compensation expense	—	—	—	—	93	—	93
Issuance of common stock upon warrant exercises	—	—	1,142,829	11	1,338	—	1,349
Issuance of common stock and warrants in January 2023 Offering, net of issuance costs of $507 (Note 6)	—	—	476,842	5	2,161	—	2,166
Balance, March 31, 2023	200,000	$2	4,563,977	$46	$125,229	$(111,530)	$13,747

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2021	200,000	$2	284,780	$3	$102,002	$(94,642)	$7,365
Net loss	—	—	—	—	—	(4,205)	(4,205)
Stock-based compensation expense	—	—	—	—	358	—	358
Issuance of common stock upon warrant exercises	—	—	79,886	1	1,273	—	1,274
Balance, March 31, 2022	200,000	$2	364,666	$4	$103,633	$(98,847)	$4,792

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

Net loss	$(2,340)	$(4,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Noncash lease expense	25	45
Loss on issuance of warrants	—	1,110
Change in fair value of warrant liabilities	(43)	(793)
Stock-based compensation	93	358
Changes in operating assets and liabilities:
Accounts receivable	(250)	—
Prepaid and other assets and other noncurrent assets	278	265
Accounts payable and accrued liabilities	(970)	(59)
Accrued compensation	(295)	(439)
Operating lease liabilities	(25)	(47)
Net cash used in operating activities	(3,526)	(3,764)
Cash flows from financing activities:
Payments on debt	(88)	(87)
Proceeds from issuance of common stock and warrants	2,231	—
Proceeds from the exercise of warrants	2,710	—
Payment of equity issuance costs	(413)	—
Net cash provided by (used in) financing activities	4,440	(87)
Net increase (decrease) in cash, cash equivalents and restricted cash	914	(3,851)
Cash, cash equivalents and restricted cash, beginning of year	12,409	10,521
Cash, cash equivalents and restricted cash, end of period	$13,323	$6,670
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$13,297	$6,644
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$13,323	$6,670
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$12	$82
Issuance of common stock for the cashless exercise of warrants	$—	$1,274
Fair value of warrants issued to placement agent	$173	$—
Cash receivable for exercises of warrants included in prepaid and other current assets	$48	$—

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

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. At March 31, 2023, the Company had an accumulated deficit of $111.5 million and cash and cash equivalents of $13.3 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 6, Stockholders' Equity (Deficit) and Note 11, Subsequent Events, for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the condensed consolidated financial statements and notes included in the Company’s financial statements filed on the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 22, 2023. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the entities are consolidated in the Company's condensed consolidated financial statements and all intercompany activity and transactions, if any, have been eliminated.

Reverse Stock Split

On November 15, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of the Company’s shareholders received one new share of common stock for every 50 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the Reverse Stock Split. The Reverse Split also affected the Company’s outstanding stock options, common stock warrants and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock options and common stock warrants included in these condensed consolidated financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals and its derivative financial instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment, which consists of research and development activities.

Cash and Cash Equivalents

Cash and cash equivalents represent cash available in readily available checking and money market accounts. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings (See Note 11, Subsequent Events) or shelf registration statement. As of March 31, 2023 and December 31, 2022, deferred equity issuance costs of $93,000 and $114,000, respectively, were included in prepaid and other assets in the condensed consolidated balance sheet. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains deposits in federally insured financial institutions and in money market accounts, and at times balances may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held nor has the Company experienced any losses in these accounts. The Company's entire accounts receivable balance as of March 31, 2023 is with the Company co-development partner, Newsoara Biopharma Co., Ltd. (“Newsoara”) (See Note 8, Collaborations and License Agreements). Management believes it is not exposed to significant credit risk on the accounts receivable based on its relationship with Newsoara and Newsoara's history of timely payment of balances owed. In early May 2023, prior to the issuance of these condensed consolidated financial statements, Newsoara has paid the entire balance of the accounts receivable outstanding as of March 31, 2023.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, other current receivables, accounts payable, accrued liabilities, debt, and liability-classified warrants. The carrying amounts of financial instruments such as cash equivalents, restricted cash, accounts receivable, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt as of December 31, 2022 approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s derivative financial instruments are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period.

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

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liability within the condensed consolidated statements of operations. If the terms of a common stock warrant previously classified as a liability are amended and pursuant to such amendment meet the requirements to be classified as equity, the common stock warrants are reclassified to equity at the fair value on the date of the amendment and are not subsequently remeasured. Common stock warrants classified as equity are recorded on a relative fair value basis when they are issued with other equity-classified financial instruments.

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

Milestone Revenue

The Company uses the revenue recognition guidance established by ASC 606, Revenue From Contracts With Customers (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC 808, Collaborative Arrangements, the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. The Company currently does not have any collaborative arrangements with counterparties that are also considered customers. For arrangements that include amounts to be paid to the Company upon the achievement of certain development milestones of technology licensed by the Company, the Company recognizes such license revenue using the most likely method. At the end of each reporting period, the Company re-evaluates the probability or achievement of any potential milestones and any related constraints, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. For the three months ended March 31, 2023, $0.3 million of license revenue related to milestones achieved on licensed technology was recognized as revenue and was reported in accounts receivable as of March 31, 2023, to which the Company has not recorded an allowance for estimated credit losses based on its relationship with the counterparty and the counterparty's history of timely payment of balances owed to the Company (see Note 8, Collaborations and License Agreements).

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of March 31, 2023 and December 31, 2022, the Company has accrued $94,000 and $184,000, respectively, in clinical trial expenses for which services have been provided but the Company has not yet been invoiced as of the balance sheet date. Clinical trial expenses are recognized in research and development expenses in the condensed consolidated statements of operations in the period incurred.

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

Stock-Based Compensation

The Company’s stock-based compensation expense generally includes time-based restricted stock units (“RSUs”) stock options, as well as performance-based RSUs (“PSUs”). The Company accounts for forfeitures as they occur for each type of award as a reduction of expense. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period, which is usually the vesting period. The Company estimates the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. Stock-based compensation expense represents the cost of the estimated grant date fair value of employee and non-employee stock option grants recognized ratably over the requisite service period of the awards, which is usually the vesting period. For PSUs with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo simulation model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo simulation model considers a variety of potential future scenarios under the market condition vesting criteria, including but not limited to share prices for the Company and its peer companies in a selected market index.

The Company does not recognize any share-based compensation expense related to conditional RSUs, stock options, or PSUs that are subject to shareholder approval. When and if approval is obtained, the Company recognizes share-based compensation expense related to the conditional equity grants ratably to the vesting of shares over the remaining requisite service period.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company's Series A Convertible Preferred Stock and certain of the Company's outstanding warrants contain non-forfeitable rights to dividends with the common stockholders, and therefore are considered to be participating securities. The Series A Convertible Preferred Stock and the warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required if the Company is in a net income position. When in a net income position, diluted earnings per share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

As the Company was in a loss position for both periods, basic and diluted loss per common share for the three months ended March 31, 2023 and March 31, 2022 were calculated under the if-converted and treasury stock methods. For the three months ended March 31, 2023 and March 31, 2022, basic and diluted loss per common share were the same as all common stock equivalents were anti-dilutive for both periods.

The following table presents the calculation of weighted average shares used to calculate basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net loss per common share:
Net loss	$(2,340)	$(4,205)
Weighted average shares used in calculating basic loss per common share	4,315,526	324,473
Basic net loss per common share	$(0.54)	$(12.96)

Diluted net loss per common share:
Net loss	$(2,340)	$(4,205)
Weighted average shares used in calculating diluted loss per common share	4,315,526	324,473
Diluted net loss per common share	$(0.54)	$(12.96)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	March 31,
	2023	2022
Stock options	63,789	30,965
Restricted stock units	42,153	—
Warrants for common stock	1,604,421	106,921
Series A Convertible Preferred Stock	129	129
Total	1,710,492	138,015

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted this standard as of January 1, 2023 and determined it did not have a material impact on its condensed consolidated financial statements and related disclosures for the three months ended March 31, 2023.

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$355	$581
Other receivables	78	1,438
Prepaid subscriptions and fees	193	157
Prepaid software licenses	37	54
Deferred equity issuance costs	93	114
Prepaid other	6	6
	$762	$2,350

Other receivables as of March 31, 2023 and December 31, 2022 includes a $47,600 receivable and $1.4 million receivable, respectively, for the cash exercise price of common stock purchase warrants that had been exercised but the cash had not yet been received by the Company as of each respective balance sheet date. The entire amount of these other receivables as of March 31, 2023 and December 31, 2022 were received in April 2023 and January 2023, respectively.

Other noncurrent assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance, less current portion	$631	$682
Other noncurrent assets	12	12
	$643	$694

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued accounts payable	$73	$69
Accrued clinical trial costs	94	184
Accrued director stipends	108	141
Accrued severance and benefits (Note 9)	5	180
Accrued other	29	—
	$309	$574

4. Common Stock Warrants

The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity (deficit) at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in non-current liabilities. The Company had common stock warrants outstanding of 1,604,421 and 1,055,672 at March 31, 2023 and December 31, 2022, respectively. Of the Company's common stock warrants exercisable at March 31, 2023, (i) 278,162 common stock warrants have an exercise price of $2.38, (ii) 1,012,631 common stock warrants have an exercise price of $2.375, (iii) 63,158 common stock warrants have an exercise price of $2.9668 and (iv) the remaining 250,470 common stock warrants have a weighted-average exercise price of $104.24. Only the 278,162 common stock warrants outstanding that have an exercise price of $2.38 are subject to down round price reset provisions.

Liability-Classified Warrants

The Company accounts for certain of its warrants as liability-classified in accordance with ASC 480 and ASC 815.

Senior Secured Promissory Note Warrants

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the "Investor") pursuant to which, among other things, the Company agreed to issued warrants to purchase shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”). The Senior Secured Promissory Note Warrants expire five years from the date of registration of the warrants, or August 10, 2026. As of March 31, 2023, the Senior Secured Promissory Note Warrants outstanding were exercisable for 17,177 shares of the Company’s common stock at an exercise price of $194.00.

May 2021 Warrants

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase shares of common stock (the “May 2021 Warrants”). All of the outstanding May 2021 Warrants were exercised by the investor in the fourth quarter of 2021 and the first quarter of 2022 in exchange for 26,186 shares and 79,886 shares of the Company's common stock, respectively. As of March 31, 2023, there are no May 2021 Warrants outstanding.

July 2021 Warrants

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As consideration for the July 2021 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company's common stock (the "July 2021 Warrants"). The July 2021 Warrants expire five years from the date of registration of the warrants, or August 19, 2026. As of March 31, 2023, the July 2021 Warrants outstanding were exercisable for 22,000 shares of the Company’s common stock at an exercise price of $181.50.

January 2022 Warrants

On January 31, 2022, the Company and the Investor entered into an agreement to irrevocably waive any adjustment to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants held by the Investor from and after January 31, 2022 for the Company's issuances of equity or equity-linked securities at a price below the exercise price of the warrants (the "January 2022 Waiver Agreement"). The waiver of any adjustments to the exercise price of the Senior Secured Promissory Note Warrants and the May 2021 Warrants was considered a modification to those warrants. The modification was determined to have no impact on the valuation of the warrants.

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company’s common stock (the “January 2022 Warrants”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the consolidated statements of operations for the three months ended March 31, 2022.

The January 2022 Warrants expire five and a half years from the date of issuance, or July 31, 2027. As of March 31, 2023, the January 2022 Warrants outstanding were exercisable for 45,000 shares of the Company’s common stock at an exercise price of $55.00.

Equity-Classified Warrants

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. Equity-classified warrants are recorded in equity based on their relative fair value on the date of issuance.

January 2023 Registered Direct Offering and Private Placement Warrants

In connection with the January 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on January 4, 2023 the Company issued the (i) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term (ii) 538,789 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term; (iii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years, and (iv) 63,158 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $2.9688 per share and a term of five years. All of the warrants issued in the January 2023 Offering were determined to be equity-classified. As of March 31, 2023, all of the pre-funded warrants issued with the January 2023 Offering have been exercised for shares of the Company's common stock.

The following table summarizes warrant activity during the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2022	1,055,672	$26.48	3.32
Granted	1,691,578	1.59	4.76
Exercised	(1,142,829)	1.18	1.40
Forfeited, expired or cancelled	—	—	—
Warrants outstanding, March 31, 2023	1,604,421	18.26	4.41

5. Fair Value Measurements

The Company has issued warrants that are accounted for as liabilities based upon the guidance of ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income in the condensed consolidated statement of operations.

As of March 31, 2023, the fair value of the Senior Secured Promissory Note Warrants outstanding was determined using a Black-Scholes option pricing model valuation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the Senior Secured Promissory Note Warrants outstanding.

As of March 31, 2023, the fair value of the July 2021 Warrants outstanding was determined using a Monte Carlo simulation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the Senior Secured Promissory Note Warrants outstanding.

As of March 31, 2023, the fair value of the January 2022 Warrants in the amount of $15,200 was determined using a Monte Carlo simulation model that used the following assumptions: (i) a starting stock price of $3.35, (ii) certain key event dates such as expected capital financings, (iii) an exercise price per share of $55.00, (iv) an expected re-levered volatility of 81.3 percent; (v) an estimated risk-free rate of 3.67 percent, (vi) estimated contractual terms of approximately 4.33 years, and (vii) a zero percent dividend rate.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Warrant Liabilities	2023	2022
Fair value at beginning of period	$61	$2,651
Initial fair value at the original issuance date	—	1,110
Change in fair value during the period	(43)	(793)
Fair value of liability classified warrants exercised	—	(1,274)
Fair value at end of period	$18	$1,694

The change in fair value of warrant liabilities during the three months ended March 31, 2023 and 2022 is included in Other income at the condensed consolidated statements of operations.

Seneca had certain common stock purchase warrants that were originally issued in connection with the May 2016 and August 2017 offerings that are accounted for as liabilities whose fair value was determined using Level 3 inputs. The May 2016 warrants expired in the second quarter of 2021, with only the August 2017 warrants recorded as a liability as of March 31, 2023. As a result of the Merger, the put right was activated on the August 2017 offering warrants and these warrants were valued at their put right value using a Black-Scholes option pricing model. The Company settled the put feature for these warrants during the quarter ended June 30, 2021. The put right became inactive in July 2021 and the remaining warrants had an insignificant value as of March 31, 2023, which was determined using a Black-Scholes option pricing model.

6. Stockholders’ Equity (Deficit)

Classes of Stock

Common Stock

As of March 31, 2023, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of March 31, 2023, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of March 31, 2023, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 preferred stock shares is convertible into 129 shares of common stock.

January 2023 Registered Direct Offering and Private Placement

On January 4, 2023, the Company announced that it had closed on a previously announced agreement with certain institutional and accredited investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “January 2023 Registered Offering”), an aggregate of (i) 476,842 shares of the Company's common stock, par value $0.01 per share, at a purchase price per share of $2.375, and (ii) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 538,789 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term; and (ii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years (collectively, the “January 2023 Offering”). All the warrants are immediately exercisable from their date of issuance.

Pursuant to a placement agency agreement dated as of December 30, 2022, the Company engaged Ladenburg Thalmann & Co. Inc. (the “January 2023 Placement Agent”), to act as the exclusive placement agent in connection with the January 2023 Registered Offering and concurrent private placement transaction. The Company issued warrants to the January 2023 Placement Agent to purchase an aggregate of 63,158 shares of the Company's common stock (the "January 2023 Placement Agent Warrants"). The January 2023 Placement Agent Warrants have an exercise price of $2.9688 per share and a term of five years. The January 2023 Placement Agent Warrants are immediately exercisable from issuance. The fair value of the January 2023 Placement Agent Warrants was recognized by the Company as an equity issuance cost which reduced the additional paid-in capital recognized from the January 2023 Offering.

Gross cash proceeds from the January 2023 Offering were $2.5 million and net cash proceeds were approximately $2.2 million after deducting equity issuance costs of approximately $0.3 million, which excludes the grant date fair value of the January 2023 Placement Agent Warrants of approximately $0.2 million.

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

In April 2021, in connection with the closing of the Merger, the Company’s stockholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). As of March 31, 2023, there were 70,672 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 EIP Plan.

Also in April 2021, the Company's stockholders approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. As of March 31, 2023, there were 34,603 shares of the Company's common stock authorized and available under the ESPP and there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the Board adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant equity-based awards to individuals not previously employed by the Company, as an inducement to join the Company. As of March 31, 2023, there were 6,574 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 Inducement Plan.

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

The fair value of options granted in the three months ended March 31, 2023 and March 31, 2022 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Three Months Ended March 31,
	2023	2022
Weighted-average exercise price per share	$2.36	$48.67
Weighted-average expected term (years)	5.81	5.81
Weighted-average risk-free interest rate	3.76%	1.85%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	69.54%	73.77%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	43,658	$311.74	6.08	$—
Granted	30,620	2.36	9.88	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	(10,489)	242.03	—	—
Outstanding at March 31, 2023	63,789	174.70	8.70	35,644
Vested and expected to vest at March 31, 2023	63,789	174.70	8.70	35,644
Exercisable at March 31, 2023	22,383	463.61	6.97	—

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $1.51 per share. The fair value of the options vested during the three months ended March 31, 2023 was approximately $0.1 million.

On February 6, 2023, the Company conditionally granted to certain members of management a total of 81,500 stock options that are conditional subject to shareholder approval at the Company's annual shareholder meeting to be held on June 8, 2023. Accordingly, the Company has not recognized any share-based compensation expense related to the conditional stock options as of March 31, 2023. The Company will begin to recognize share-based compensation expense related to the conditional stock options if and when shareholder approval is received.

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted under the 2021 EIP Plan time-based restricted stock units ("RSUs") to employees. The RSUs generally vest proportionally each quarter over a term of one or three years.

The following table summarizes RSU activity and related information under the 2021 EIP Plan for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2022	—	$—	—
Granted	44,632	3.25	—
Vested	—	—	—
Forfeited	(2,479)	3.15	—
Non-vested at March 31, 2023	42,153	3.26	1.47

None of the RSUs granted the during three months ended March 31, 2023 vested during the three months ended March 31, 2023.

On February 6, 2023, the Company conditionally granted to certain members of management a total of 59,500 restricted stock units that are conditional and subject to shareholder approval at the Company's annual shareholder meeting to be held on June 8, 2023. Accordingly, the Company has not recognized any share-based compensation expense related to the conditional restricted stock units as of March 31, 2023. The Company will begin to recognize share-based compensation expense related to the conditional RSUs if and when shareholder approval is received.

Performance Based Stock Units

On February 6, 2023, the Company conditionally granted to certain members of management a total of 68,700 performance-based stock units ("PSUs") which vest (a) 50% when the volume weighted average price of the Company’s common stock over 20 consecutive trading days is $3.20 or greater, and (b) 50% when such volume weighted average price of the Company’s common stock over 20 consecutive trading days is $4.25 or greater. The PSUs are conditional subject to shareholder approval at the Company's annual shareholder meeting to be held on June 8, 2023. Accordingly, the Company has not recognized any share-based compensation expense related to the conditional PSUs as of March 31, 2023. The Company will begin to recognize share-based compensation expense related to the conditional PSUs if and when shareholder approval is received.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Research and development expense	$49	$52
General and administrative expense	44	306
Total	$93	$358

As of March 31, 2023, the unrecognized compensation cost related to outstanding options was $0.5 million, which is expected to be recognized over a weighted-average period of approximately 1.84 years and the unrecognized compensation cost related to outstanding RSUs was $0.1 million which is expected to be recognized over a weighted average period of approximately 1.47 years.

8. Collaborations and License Agreements

Co-Development and Distribution Agreement with Newsoara

LBS has entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”). Pursuant to the Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include the Company's lead drug candidate, LB1148. The right includes the right to grant sublicenses to third parties, subject to LBS’ written consent, provided that both parties agreed that Newsoara would be permitted to use a certain partner for development purposes. The Co-Development Agreement obligates Newsoara to initially use LBS as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory. During the term of the Co-Development Agreement, Newsoara may request to manufacture the Licensed Product in the Territory, subject to satisfying certain conditions to LBS' reasonable satisfaction. LBS is obligated to approve Newsoara manufacturing rights without undue refusal or delay.

In consideration of the rights granted to Newsoara under the Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a development milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patents rights, and royalties paid by Newsoara third parties. To date, Newsoara has met all of its payment obligations under the Co-Development Agreement.

During the three months ended March 31, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under the Co-Development Agreement during the period. Related to this, the Company has recognized $0.3 million in accounts receivable as of March 31, 2023, to which the Company has not recorded an allowance for estimated credit losses based on its relationship with Newsoara and Newsoara's history of timely payment of balances owed. In early May 2023, prior to the issuance of these condensed consolidated financial statements, Newsoara has paid the entire balance of the accounts receivable outstanding as of March 31, 2023. During the three months ended March 31, 2022, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

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

In conjunction with the Co-Development Agreement with Newsoara, the Company is obligated to pay the Regents a portion of the sublicense revenue ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received. As of March 31, 2023 and December 31, 2022 sublicensing payables of approximately $36,000 and $13,000 respectively, were included in accounts payable.

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

As of March 31, 2023, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $275,000 and a current and noncurrent operating lease liability related to the Corporate Office Lease of $109,000 and $182,000, respectively. As of March 31, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $291,000, less imputed interest of $38,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 2.4 years.

Maturities of the Company's operating lease liabilities as of March 31, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$100
2024	136
2025	93
Total operating lease payments	329
Less: imputed interest	(38)
Total operating lease obligations	$291

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $32,000 and $49,000 in the three months ended March 31, 2023 and March 31, 2022, respectively.

Insurance Financing Arrangements

Consistent with past practice, on May 9, 2022 and May 24, 2022, the Company entered into agreements to finance certain insurance policies which renewed in April 2022 and May 2022. The financing arrangements entered into on May 9, 2022 and May 24, 2022 have stated interest rate of 3.82% and 6.92%, respectively, and are payable over a 9-month period and 10-month period, respectively, with the first payment commencing May 27, 2022. The insurance financing arrangements are secured by the associated insurance policies. As of March 31, 2023 and December 31, 2022, the aggregate remaining balance under the Company's insurance financing arrangements was zero and $0.1 million, respectively.

Restructuring Costs

In order to better utilize the Company’s resources on the implementation of its refocused clinical programs and corporate strategy, on September 9, 2022 the Company committed to a cost-reduction plan. This cost-reduction plan consisted of a reduction of approximately 20% in workforce to better align the Company’s resources on its clinical studies, including its lead asset, LB1148.

As of March 31, 2023 and December 31, 2022, the Company recognized accrued liabilities on its condensed consolidated balance sheets in the amount of approximately $5,000 and $180,000, respectively, related to severance and benefits owed pursuant to employment agreements and the execution of severance and release agreements associated with the restructuring. The Company made cash payments of approximately $175,000 in the three months ended March 31, 2023 related to the employee severance and benefits and expects to make remaining cash payments of $5,000 in the three months ending June 30, 2023. The Company recognized no restructuring expense related to the cost-reduction plan in the three months ended March 31, 2023 and 2022.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through March 31, 2023, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

10. Related Party Transactions

Yuma Regional Medical Center

On August 19, 2021, the Company issued to Yuma Regional Medical Center ("Yuma"), a related party, a warrant to purchase up to 7,549 shares of the Company's common stock at a price of $172.50 per share, subject to certain adjustments (the "August 2021 Warrants"), all of which are outstanding as of March 31, 2023. The August 2021 Warrants, which have been registered for resale, are immediately exercisable and have an expiration date of August 26, 2026.

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $107,500 and $141,250 as of March 31, 2023, and December 31, 2022, respectively.

Separation agreement with former Chief Executive Officer

On October 11, 2022, the Company entered into a separation agreement with its former Chief Executive Officer whereby the parties agreed to a mutual release of claims. Subsequent to paying an aggregate of $22,000 pursuant to the terms of the separation agreement, the Company determined that it is not probable that any additional compensation would be due to the former Chief Executive Officer and therefore, the Company has not recognized any accrual related to compensation or benefits owed pursuant to the separation agreement as of March 31, 2023.

11. Subsequent Events

April 2023 Offering

On April 3, 2023, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2023 Registered Offering”), an aggregate of 756,317 shares of the Company's common stock, at a purchase price per share of $2.64. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 455,242 unregistered shares of the Company's common stock, at a purchase price per share of $2.64, (ii) 1,061,164 prefunded warrants to purchase shares of the Company's common stock at a purchase price of 2.6399, with such warrants having an exercise price of $0.0001 per share and a perpetual term; and (iii) 2,272,723 common stock warrants to purchase shares of the Company's common stock at an exercise price of $2.64 per share and a term of five years from the date of issuance (the “Private Offering”) (collectively, April 2023 Registered Offering and Private Offering are referred to as the “April 2023 Offering”). All of the warrants issued in the Private Offering are immediately exercisable from their date of issuance.

Pursuant to a placement agency agreement dated as of April 3, 2023, the Company engaged Ladenburg Thalmann & Co. Inc. (the “April 2023 Placement Agent”), to act as the exclusive placement agent in connection with the April 2023 Offering. The Company issued warrants to the April 2023 Placement Agent to purchase an aggregate of 136,363 shares of the Company's common stock (the "April 2023 Offering Placement Agent Warrants"). The April 2023 Offering Placement Agent Warrants have an exercise price of $3.30 per share and a term of five years and are immediately exercisable from issuance.

Gross cash proceeds from the April 2023 Offering were $6.0 million and net cash proceeds are approximately $5.4 million after deducting cash equity issuance costs of approximately $0.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. You can identify these forward-looking statements because they involve the Company's expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed, as are other factors, in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") and in the Company's subsequent filings with the SEC as well as in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Palisade,” “Palisade Bio,” “the Company,” “we,” “us,” and “our” or similar designations in this report refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. In addition, references to “Seneca” and “Seneca Biopharma, Inc.” are to the Registrant prior to the completion of the Merger. Any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger. The information contained herein is current as of the date of this Quarterly Report (March 31, 2023), unless another date is specified.

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
•
Results of Operations — Analysis of the Company's financial results comparing the three months ended March 31, 2023 and 2022.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of the Company's financial condition and future liquidity needs.

Executive Overview

The Company is a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier. The Company utilizes over three decades of research and established science that links the role of intestinal barrier biology with human disease to advance novel therapeutics that target and improve the integrity of the intestinal barrier.

The Company's approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the gastrointestinal (“GI”) tract into the peritoneal cavity that can damage tissues and promote inflammation, causing a broad array of acute and chronic conditions. The Company's goal is to be an industry leader in developing therapies to prevent or treat conditions resulting from intestinal barrier dysfunction and to improve the lives of patients suffering from such conditions.

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

The Company believes that LB1148, if successfully developed and approved, may have the ability to become a suitable treatment option across a broad range of acute and chronic conditions associated with GI barrier dysfunction. The Company's strategy is to maintain a capital efficient organization focused on pursuing the approval of LB1148 for the reduction of postoperative adhesions following major surgeries. As part of this strategy, the Company is exploring possible indication expansion, partnering, and out-licensing opportunities and, if advantageous opportunities arise, in-licensing and partnering of other product candidates.

Clinical and Regulatory Update

Prevention of Postoperative Abdominal Adhesions: GI Surgery

Status of the U.S. Phase 2 Adhesions Study

In December 2022, the Company concluded enrollment of a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of LB1148 in patients undergoing elective bowel resection surgery in the United States to evaluate if patients treated with LB1148 experience fewer postoperative intra-abdominal adhesions compared to placebo treated patients. The Company enrolled a total of 35 of the planned 70 patients in this study. Of the patients enrolled, as of May 10, 2023, 31 patients had completed a first surgery, and 22 patients had completed a second surgery, which is the primary endpoint for data under the current study protocol. The Company believes that the data collected to date is sufficient for its evaluation purposes, including an evaluation of its risk profile, and for such reason, the Company voluntarily ceased enrollment in the trial. In the second quarter of 2023, the Company expects to report topline data from the patients that completed the second surgery.

The Company has initiated a dose-optimization study for all indications to determine if a different dosing protocol in healthy volunteers would improve the risk profile of LB1148 while simultaneously providing efficacy. This study, which recently enrolled its first patient, is anticipated to generate pharmacokinetic and pharmacodynamic data across multiple doses in patients.

Postoperative Return of Bowel Function: GI Surgery

In March 2023, the Company’s development partner in China, Newsoara Biopharma Co. Ltd ("Newsoara"), enrolled its first patient in its Phase 3 clinical trial to evaluate LB1148 for accelerated return of bowel function in adult patients undergoing gastrointestinal surgery. The trial is being fully conducted and funded by Newsoara.

Status of the U.S. Phase 3 Return of Bowel Function Study

With regard to the Company's U.S Phase 3 return of bowel function study, as previously disclosed the Company continues to believe it is in its stakeholders’ best interests to pause enrollment in the study. Notwithstanding the pausing of the trial, the Company remains optimistic as to the efficacy of LB1148 for the return of bowel function based on Newsoara's Phase 2 data and their initiation of a Phase 3 study in China.

Recent Financings

In January 2023, the Company completed a registered direct offering and concurrent private placement for net cash proceeds of $2.2 million consisting of gross cash proceeds of $2.5 million less cash equity issuance costs of approximately $0.3 million. In April 2023, the Company completed a second registered direct offering and concurrent private placement for net cash proceeds of approximately $5.4 million consisting of gross cash proceeds of $6.0 million, less cash equity issuance costs of approximately $0.6 million.

The Company intends to use the net proceeds from these recent financings for working capital and general corporate purposes, including the development of the Company’s lead product candidate LB1148. With the additional net cash proceeds of approximately $5.4 million received subsequent to the end of the first quarter of 2023 as a result of the registered direct offering and concurrent private placement which closed on April 3, 2023, combined with the Company's cash and cash equivalents balance of $13.3 million as of March 31, 2023, the Company believes it has sufficient cash to fund its currently planned operations and clinical programs through the end of 2024.

RESULTS OF OPERATIONS

Revenue

The Company generated no revenues from the sale of its proposed therapies for any of the periods presented. In the three months ended March 31, 2023, the Company recognized licensing revenue of $0.3 million from the co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”).

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

Going Concern

The Company believes it has sufficient cash to fund its currently planned operations and clinical programs through the end of 2024. Notwithstanding, the Company’s management has evaluated all conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued, including: (i) the probability that significant changes to the Company’s anticipated level of operations, due to factors that are within or outside of the Company’s control, would cause the Company’s available cash as of the date of this filing to not be sufficient to fund its anticipated level of operations for the next 12 months; and (ii) uncertainties around the ultimate timing and cost of the Company’s ongoing clinical trials. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

Reverse Stock Split

On November 15, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of the Company’s shareholders received one new share of common stock for every 50 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the

Reverse Stock Split. The Reverse Split also affected the Company’s outstanding stock options, common stock warrants and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock options and common stock warrants included in these condensed consolidated financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes the Company's results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
License revenue	$250	$—	$250	n/a
Operating expenses
Research and development	1,241	959	282	29%
General and administrative	1,538	2,929	(1,391)	(47)%
Total operating expenses	2,779	3,888	(1,109)	(29)%
Loss from operations	(2,529)	(3,888)	1,359	(35)%
Other income (expense):
Interest expense	—	(1)	1	n/a
Other income	189	794	(605)	(76)%
Loss on issuance of warrants	—	(1,110)	1,110	n/a
Total other income (expense), net	189	(317)	506	(160)%
Net loss	$(2,340)	$(4,205)	$1,865	(44)%

License revenue

During the three months ended March 31, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under Co-Development Agreement. During the three months ended March 31, 2022, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

Research and Development Expenses

The 29% increase in research and development expenses from $1.0 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023 is attributable to the Company's increased clinical trial activity related to the development of its lead therapeutic candidate, LB1148, as compared to the first quarter of last year. In December 2022, the Company concluded enrollment in its Phase 2 clinical trial in patients undergoing elective bowel resection surgery in the United States to evaluate if patients treated with LB1148 experience fewer postoperative intra-abdominal adhesions compared to placebo treated patients. The Company expects topline data from this study in the second quarter of 2023. In addition, the Company has initiated a dose-optimization study for all indications to determine if a different dosing protocol in healthy volunteers would improve the risk profile of LB1148 while simultaneously providing efficacy, with the first patient in this study being recently enrolled. As a result of the Company's increase in clinical trial activity related to these studies, research and development employee compensation costs increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 by approximately $0.4 million primarily due to increased year-over-year headcount, and a $0.1 million increase in clinical trial vendor costs, investigator site fees and translational research costs. Partially offsetting these increases in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was a decrease in regulatory activities of $0.1 million, a decrease in consultant and contract labor of $0.1 million, and a decrease in drug manufacturing-related costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.4 million, or 47%, from $2.9 million for the three months ended March 31, 2022 to $1.5 million for the three months ended March 31, 2023, primarily as a result of cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022. Compared to the three months ended March 31, 2022, general and administrative employee compensation costs in the three months ended March 31, 2023 decreased by approximately $0.6 million primarily due to a $0.4 million decrease in salaries and benefits and a $0.3 million decrease in stock-based compensation expense. Other decreases in general and administrative expenses during the three months ended March 31, 2023 compared to the same quarter of last year include (i) a $0.5 million decrease in professional fees, investor relations fees and shareholder services costs, (ii) a $0.1 million decrease in consultants and contract labor costs, (iii) a $0.1 million decrease in employee recruiting costs, and (iv) a $0.1 million decrease in general operating costs.

Other income (expense)

Other income, net, for three months ended March 31, 2023 includes dividend income of approximately $147,000 from the Company's short-term investments of excess cash in money market funds with maturities of three months or less and a non-cash gain of approximately $43,000 associated with the revaluation of liability-classified warrants in the period.

Other expense, net, for three months ended March 31, 2022 includes a $0.8 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was more than offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022, the Company issued 45,000 warrants to certain investors as consideration for the waiver of certain rights pursuant to the underlying warrant agreements (the "January 2022 Warrants"). As a result of this issuance, the Company recognized a $1.1 million non-cash loss upon the issuance of the January 2022 Warrants, which represents the fair value of the warrants on the date of issuance.

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

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by (i) general political or economic conditions, (ii) inflation, (iii) rising interest rates, (iv) ongoing supply chain disruptions, (v) the ongoing conflict in the Ukraine, (vi) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, (vii) or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have a materially adverse impact on its business, financial condition, and results of operations.

January 2023 Offering

On January 4, 2023, the Company announced that it had closed on a previously announced agreement with certain institutional and accredited investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “January 2023 Registered Offering”), an aggregate of (i) 476,842 shares of the Company's common stock, par value $0.01 per share, at a purchase price per share of $2.375, and (ii) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 538,789 pre-funded warrants to purchase shares of the Company's common stock at an exercise price of $0.0001 per share, and a perpetual term; and (ii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years (collectively, the “January 2023 Offering”). All of the warrants are immediately exercisable from their date of issuance.

Gross cash proceeds from the January 2023 Offering were $2.5 million and net cash proceeds were approximately $2.2 million after deducting cash equity issuance costs of approximately $0.3 million.

April 2023 Offering

On April 3, 2023, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain institutional and accredited investors pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2023 Registered Offering”), an aggregate of 756,317 shares of the Company's common stock, at a purchase price per share of $2.64. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 455,242 unregistered shares of the Company's common stock, (ii) 1,061,164 prefunded warrants to purchase shares of the Company's common stock at an exercise price of $0.0001 per share, with a perpetual term; and (iii) 2,272,723 common stock warrants to purchase shares of the Company's common stock at an exercise price of $2.64 per share and a term of five years (the “Private Offering”) (collectively, April 2023 Registered Offering and Private Offering are referred to as the “April 2023 Offering”). All of the warrants issued in the Private Offering are immediately exercisable from their date of issuance.

Gross cash proceeds from the April 2023 Offering were $6.0 million and net cash proceeds were $5.4 million after deducting cash equity issuance costs of approximately $0.6 million.

Warrant Exercises

During the three months ended March 31, 2023, the Company received gross cash proceeds of approximately $2.7 million from common stock warrant exercises, approximately $1.4 million of which related to common stock warrant exercises on December 30, 2022 for which the related cash was not received by the Company until January 2023.

Cash Flows

As of March 31, 2023, the Company had $13.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,526)	$(3,764)
Net cash provided by (used in) financing activities	4,440	(87)

Net Cash Used in Operating Activities

Cash used in operating activities was $3.5 million for the three months ended March 31, 2023 which reflects a $2.3 million net loss adjusted for $1.3 million of net cash outflows related to changes in operating assets and liabilities and certain non-cash items impacting the net loss, consisting primarily of a $0.1 million non-cash expense recognized for stock-based compensation. The net cash outflow from operating assets and liabilities was primarily due the recording of a $0.3 million accounts receivable for license revenue recognized in the quarter and a $1.0 million cash outflow for accounts payable and accrued liabilities due to the timing of payments.

Cash used in operating activities of $3.8 million for the three months ended March 31, 2022 reflects a $4.3 million loss for the quarter adjusted for $0.3 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $0.8 million gain recognized for the change in the fair market value of the warrant liabilities in the period, and (iii) a $0.4 million expense recognized for stock-based compensation.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2023, cash provided by financing activities of $4.4 million was attributable to cash proceeds of $2.2 million from the January 2023 Offering and $2.7 million from the exercise of common stock purchase warrants, which includes the receipt in early January 2023 of a $1.4 million other receivable from warrant exercises on December 30, 2022, partially offset by payments of equity issuance costs of $0.4 million and payments made on the Company's insurance financing arrangements of $0.1 million.

For the three months ended March 31, 2022, cash used in financing activities of less than $0.1 million was attributable to payments made on the Company's insurance financing arrangements of $0.1 million.

Contractual Obligations

Office Lease

On May 12, 2022, the Company entered a new, non-cancelable facility operating lease (the "Corporate Office Lease") of office space for its corporate headquarters, replacing its existing corporate headquarters lease that expired on July 31, 2022. The Corporate Office Lease is for 2,747 square feet of an office building in Carlsbad, California. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the Corporate Office Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it is not reasonably certain that it will exercise this renewal option.

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of March 31, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $291,000, less imputed interest of $38,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 2.4 years.

Insurance Financing Arrangements

As of March 31, 2023, the Company had no outstanding debt under any existing financing arrangements at that time.

Future Liquidity Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. The Company plans to fund its current operating needs using cash on hand. With the additional net cash proceeds of approximately $5.4 million received subsequent to the end of the first quarter of 2023 from the April 2023 Offering, combined with the Company's cash and cash equivalents balance of $13.3 million as of March 31, 2023, the Company believes it has sufficient cash to fund its currently planned operations and clinical programs through the end of 2024. Notwithstanding, should the Company’s anticipated level of operations significantly change, or the timing and cost of ongoing clinical trials significantly change, the Company may require additional financing sooner than the end of 2024. Further, beyond 2024, the Company will require additional financing to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K, include the discussion of estimates used for accrued research and development expenses and derivative financial instruments. The Company believes there have been no significant changes in its critical accounting policies and significant judgements and estimates since those disclosed in its most recently filed Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

However, our management, including our Interim Chief Executive Officer and Chief Financial Officer, have concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting and Fair Value Calculations

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As previously disclosed, during the quarter ended June 30, 2021, the Company identified a material weakness in our internal controls over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. If not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of March 31, 2023. The material weakness continues to be present as of March 31, 2023.

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
(ii)
The Company has implemented new accounting and finance management software effective July 1, 2022, which is intended to eliminate some of the existing deficiencies in the Company's internal control environment. The information technology general controls implemented with the new accounting and finance management software will be documented and tested for operating effectiveness.
(iii)
The Company is in the process of updating its formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries, and controls over period end financial reporting.
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

We face many risks and uncertainties, as more fully described in this Quarterly Report on Form 10-Q and as disclosed in the Company's most recently filed Annual Report on Form 10-K, under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”.

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
•
The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect the Company's business and its financial results and could cause disruptions to the development of the Company's product candidates.
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

Newsoara has the rights to develop and commercialize LB1148 in China for return of bowel function, reduction of adhesions, and sepsis. If serious adverse events occur with respect to Newsoara’s clinical trials related to LB1148, the FDA and other regulatory authorities may delay, limit or deny approval of LB1148 or require the Company to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and delay our ability to seek marketing approval. If the Company receives FDA approval for LB1148 and a new and serious safety issue is identified in connection with Newsoara’s clinical trials related to LB1148, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict the Company’s ability to market and sell LB1148. In addition, treating physicians may be less willing to administer the Company’s product due to concerns over such adverse events, which would limit the Company’s ability to commercialize LB1148 and would adversely affect the Company’s prospects and business.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is a biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital, developing LB1148 and other research and development. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the issuance of this report. This determination was based on conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued, including: (i) the probability that significant changes to the Company’s anticipated level of operations, due to factors that are within or outside of the Company’s control, would cause the Company’s available cash as of the date of this filing to not be sufficient to fund its anticipated level of operations for the next 12 months; and (ii) uncertainties around the ultimate timing and cost of the Company’s ongoing clinical trials. The Company’s future consolidated financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s year-end and interim consolidated financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

If the Company's remaining material weakness, which management concluded is still present as of March 31, 2023, is not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

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

The Company has entered into in-license agreements with respect to certain of its product candidates. These license agreements impose various diligence, milestone, royalty, insurance and other obligations on the Company. From time to time, the Company may be delayed in various diligence or other obligations upon it. For example, the Company has experienced delays in meeting certain development milestones related to clinical studies under its license agreements with the Regents of the University of California ("Regents"). If the Company fails to comply with these obligations, Regents or the respective licensors may terminate the license. The loss of such rights could materially adversely affect its business, financial condition, operating results and prospects.

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
•
the results of current and any future clinical trials of LB1148, including the Company's decision to pause or terminate any such trials;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Effective May 15, 2023, Robert McRae will transition from the Company’s Chief Operating Officer (“COO”) to an executive strategic consultant. Upon the transition, Mr. McRae will cease his duties and responsibilities as COO. In his capacity as a consultant, Mr. McRae will advise the Palisade team regarding clinical and business development, licensing, and investor relations. For his services, Mr. McRae will receive monthly compensation of $4,000. The initial term of his consultancy is until November 30, 2023, which can be extended by the mutual consent of the Company and Mr. McRae.

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

4.39	Form of Prefunded Warrant issued in April 2023 Private Placement (Incorporated by Reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).

4.40	Form of Warrant issued in April 2023 Private Placement (Incorporated by Reference to Exhibit 4.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).
4.41	Form of Placement Agent Warrant issued in April 2023 Private Placement (Incorporated by reference to Exhibit 4.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2023).
10.1#	Seneca Biopharma 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, originally filed with the SEC on April 29, 2019).
10.2#

Form of Restricted Option Grant from 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.43 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232273), originally filed with the SEC on June 21, 2019, originally filed with the SEC on June 21, 2019).

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
10.21+

Form of Restricted Stock Unit Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.22+

Form of Stock Option Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.23+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).
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

10.26

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

10.28	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporate by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on May 13, 2022).
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

10.31+	Separation Agreement and Release with former Chief Executive Officer (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2022).
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

10.35+

Form of First Amendment Consulting Agreement dated January 25, 2023 by and between Dr. Herbert Slade and the Company (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).

10.36+

Form of Consulting Agreement dated April 7, 2023 by and between Dr. Herbert Slade and the Company. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).

10.37

Form of Securities Purchase Agreement dated April 3, 2023, by and among the Company and the purchasers named therein (Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).

10.38

Form of Registration Rights Agreement dated April 3, 2023, by and among the Company and the signatories named therein (Incorporated by Reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).

10.39

Form of Placement Agency Agreement dated April 3, 2023, by and among the Company and Ladenburg Thalmann & Co Inc. (Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).

19.1	Registrant’s Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

PALISADE BIO, INC.

Date: May 11, 2023	/s/ J.D. Finley
J.D. Finley, Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)