Form 10-Q
period 2023-06-30
PALISADE BIO, INC.
filed 2023-08-10
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 6,855,744 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$16,403	$12,383
Prepaid expenses and other current assets	1,008	2,350
Total current assets	17,411	14,733
Restricted cash	26	26
Property and equipment, net	11	10
Right-of-use asset	250	300
Other noncurrent assets	592	694
Total assets	$18,290	$15,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$922	$1,759
Accrued liabilities	598	574
Accrued compensation and benefits	291	486
Current portion of lease liability	113	105
Debt	411	88
Total current liabilities	2,335	3,012
Warrant liability	2	61
Lease liability, net of current portion	153	211
Total liabilities	2,490	3,284
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at June 30, 2023 and December 31, 2022	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 6,849,362 and 2,944,306 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	69	30
Additional paid-in capital	130,652	121,637
Accumulated deficit	(114,923)	(109,190)
Total stockholders' equity	15,800	12,479
Total liabilities and stockholders' equity	$18,290	$15,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License revenue	$—	$—	$250	$—
Operating expenses:
Research and development	2,177	1,317	3,418	2,276
General and administrative	1,432	2,255	2,970	5,184
Total operating expenses	3,609	3,572	6,388	7,460
Loss from operations	(3,609)	(3,572)	(6,138)	(7,460)
Other income (expense):
Interest expense	(3)	(5)	(3)	(6)
Other income	219	1,233	408	2,027
Loss on issuance of warrants	—	—	—	(1,110)
Total other income, net	216	1,228	405	911
Net loss	$(3,393)	$(2,344)	$(5,733)	$(6,549)
Basic and diluted net loss per common share*	$(0.53)	$(5.77)	$(1.07)	$(17.91)
Basic and diluted weighted average shares used in computing basic and diluted net loss per common share*	6,417,927	405,893	5,363,584	365,635

(*) Basic and diluted loss per common share and basic and diluted weighted average share used in computing basic and diluted loss per common share for the three and six months ended June 30, 2022 has been adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	200,000	$2	4,563,977	$46	$125,229	$(111,530)	$13,747
Net loss	—	—	—	—	—	(3,393)	(3,393)
Stock-based compensation expense	—	—	—	—	144	—	144
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	12,662	—	—	—	—
Issuance of common stock upon warrant exercises	—	—	1,061,164	11	(10)	—	1
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854 (Note 6)	—	—	1,211,559	12	5,289	—	5,301
Balance, June 30, 2023	200,000	$2	6,849,362	$69	$130,652	$(114,923)	$15,800

	For the Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount*
Balance, March 31, 2022	200,000	$2	364,666	$4	$103,633	$(98,847)	$4,792
Net loss	—	—	—	—	—	(2,344)	(2,344)
Stock-based compensation expense	—	—	—	—	336	—	336
Issuance of common stock and warrants in May 2022 Registered Direct Offering, net of issuance costs of $634 (Note 6)	—	—	72,933	1	1,426	—	1,427
Balance, June 30, 2022	200,000	$2	437,599	$5	$105,395	$(101,191)	$4,211

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	200,000	$2	2,944,306	$30	$121,637	$(109,190)	$12,479
Net loss	—	—	—	—	—	(5,733)	(5,733)
Stock-based compensation expense	—	—	—	—	237	—	237
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	12,662	—	—	—	—
Issuance of common stock upon warrant exercises	—	—	2,203,993	22	1,328	—	1,350
Issuance of common stock and warrants in January 2023 Offering, net of issuance costs of $507 (Note 6)	—	—	476,842	5	2,161	—	2,166
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854 (Note 6)	—	—	1,211,559	12	5,289	—	5,301
Balance, June 30, 2023	200,000	$2	6,849,362	$69	$130,652	$(114,923)	$15,800

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2021	200,000	$2	284,780	$3	$102,002	$(94,642)	$7,365
Net loss	—	—	—	—	—	(6,549)	(6,549)
Stock-based compensation expense	—	—	—	—	694	—	694
Issuance of common stock upon warrant exercises	—	—	79,886	1	1,273	—	1,274
Issuance of common stock and warrants in May 2022 Registered Direct Offering, net of issuance costs of $634 (Note 6)	—	—	72,933	1	1,426	—	1,427
Balance, June 30, 2022	200,000	$2	437,599	$5	$105,395	$(101,191)	$4,211

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Net loss	$(5,733)	$(6,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	1
Noncash lease expense	50	94
Loss on issuance of warrants	—	1,110
Change in fair value of warrant liabilities	(59)	(2,018)
Stock-based compensation	237	694
Other	(108)	(213)
Changes in operating assets and liabilities:
Prepaid and other assets and other noncurrent assets	497	228
Accounts payable and accrued liabilities	(367)	170
Accrued compensation	(195)	(435)
Operating lease liabilities	(50)	(96)
Net cash used in operating activities	(5,725)	(7,014)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Payments on debt	(138)	(260)
Proceeds from issuance of common stock and warrants	7,681	1,775
Proceeds from the exercise of warrants	2,758	—
Payment of equity issuance costs	(552)	(16)
Net cash provided by financing activities	9,749	1,499
Net increase (decrease) in cash, cash equivalents and restricted cash	4,020	(5,515)
Cash, cash equivalents and restricted cash, beginning of year	12,409	10,521
Cash, cash equivalents and restricted cash, end of period	$16,429	$5,006
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$16,403	$4,980
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$16,429	$5,006
Supplemental disclosures of cash flow information:
Interest paid	$3	$5
Right-of-use assets obtained in exchange for lease liabilities	—	355
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$10	$332
Issuance of common stock for the cashless exercise of warrants	—	1,274
Fair value of warrants issued to placement agent	328	55
Insurance financing arrangements included in prepaid and other assets and other noncurrent assets	461	784

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

Description of Business

Palisade Bio is a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company had an accumulated deficit of $114.9 million and cash and cash equivalents of $16.4 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

Historically, the Company has funded its operations primarily through a combination of debt and equity financings. The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 6, Stockholders' Equity (Deficit) for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Reverse Stock Split

On November 15, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of the Company’s shareholders received one new share of common stock for every 50 shares such shareholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all the Company’s issued and outstanding shares of common stock equally. The par value and authorized shares of the Company's common stock was not adjusted as a result of the Reverse Stock Split. The Reverse Split also affected the Company’s outstanding stock options, common stock warrants, and other exercisable or convertible securities and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock options and common stock warrants included in these condensed consolidated financial statements, including the exercise price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. As of June 30, 2023 and December 31, 2022, deferred equity issuance costs of $81,000 and $114,000, respectively, were included in prepaid and other assets in the condensed consolidated balance sheets. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, debt, and liability-classified warrants. The carrying amounts of financial instruments such as cash equivalents, restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The Company invests its excess cash in money market funds which are classified as level 1 in the fair value hierarchy defined below, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The carrying value of the Company’s debt as of June 30, 2023 and December 31, 2022 approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s derivative financial instruments are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

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

Milestone Revenue

The Company uses the revenue recognition guidance established by ASC 606, Revenue From Contracts With Customers (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC 808, Collaborative Arrangements, the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. The Company currently does not have any collaborative arrangements with counterparties that are also considered customers. For arrangements that include amounts to be paid to the Company upon the achievement of certain development milestones of technology licensed by the Company, the Company recognizes such license revenue using the most likely method. At the end of each reporting period, the Company re-evaluates the probability or achievement of any potential milestones and any related constraints, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. For the six months ended June 30, 2023, $0.3 million of license revenue related to milestones achieved on licensed technology was recognized as revenue. There was no license revenue recognized by the Company in the three months ended June 30, 2023, or the three and six months ended June 30, 2022.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, preclinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the

Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of June 30, 2023 and December 31, 2022, the Company has accrued $99,000 and $184,000, respectively, in clinical trial expenses for which services have been provided but the Company has not yet been invoiced as of the balance sheet date. Clinical trial expenses are recognized in research and development expenses in the condensed consolidated statements of operations in the period incurred.

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

Stock-Based Compensation

The Company’s stock-based compensation expense generally includes time-based restricted stock units (“RSUs”) stock options, as well as market-based performance RSUs (“PSUs”). The Company accounts for forfeitures as they occur for each type of award as a reduction of expense. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period, which is usually the vesting period. The Company estimates the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. Stock-based compensation expense represents the cost of the estimated grant date fair value of employee and non-employee stock option grants recognized ratably over the requisite service period of the awards, which is usually the vesting period. For PSUs with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo simulation model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo simulation model considers a variety of potential future scenarios under the market condition vesting criteria, including but not limited to share prices for the Company and its peer companies in a selected market index.

The Company does not recognize any share-based compensation expense related to conditional RSUs, stock options, or PSUs that are subject to shareholder approval. When and if approval is obtained, the Company recognizes share-based compensation expense related to the conditional equity grants ratably to the vesting of shares over the remaining requisite service period.

Basic and Diluted Net Loss Per Common Share

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

As the Company was in a loss position for all periods presented, basic and diluted loss per common share for the three and six months ended June 30, 2023 and June 30, 2022 were calculated under the if-converted and treasury stock methods. For the three and six months ended June 30, 2023 and June 30, 2022, basic and diluted loss per common share were the same as all common stock equivalents were anti-dilutive for both periods.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share:
Net loss	$(3,393)	$(2,344)	$(5,733)	$(6,549)
Weighted average shares used in calculating basic and diluted net loss per common share	6,417,927	405,893	5,363,584	365,635
Basic and diluted net loss per common share	$(0.53)	$(5.77)	$(1.07)	$(17.91)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	June 30,
	2023	2022
Stock options	468,188	53,037
Restricted stock units	241,561	—
Warrants for common stock	4,013,507	184,232
Series A Convertible Preferred Stock	129	129
Total	4,723,385	237,398

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted this standard as of January 1, 2023 and determined it did not have a material impact on its condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2023.

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$674	$581
Other receivables	35	1,438
Prepaid subscriptions and fees	175	157
Prepaid software licenses	39	54
Deferred equity issuance costs	81	114
Prepaid other	4	6
	$1,008	$2,350

Other receivables as of December 31, 2022 includes a $1.4 million receivable for the cash exercise price of common stock purchase warrants that had been exercised but the cash had not yet been received by the Company as of the December 31, 2022 balance sheet date. The entire amount of this other receivable was received in January 2023.

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance, less current portion	$580	$682
Other noncurrent assets	12	12
	$592	$694

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued accounts payable	$369	$69
Accrued clinical trial costs	99	184
Accrued director stipends	106	141
Accrued severance and benefits (Note 9)	—	180
Accrued other	24	—
	$598	$574

4. Common Stock Warrants

The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity (deficit) at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in non-current liabilities. The Company had common stock warrants outstanding of 4,013,507 and 1,055,672 at June 30, 2023 and December 31, 2022, respectively. Of the Company's common stock warrants exercisable at June 30, 2023, (i) 278,162 common stock warrants have an exercise price of $2.38, (ii) 1,012,631 common stock warrants have an exercise price of $2.375, (iii) 2,272,723 common stock warrants have an exercise price of $2.64, (iv) 136,363 common stock warrants have an exercise price of $3.30, (v) 63,158 common stock warrants have an exercise price of $2.9668 and (vi) the remaining 250,470 common stock warrants have a weighted-average exercise price of $104.24. Only the 278,162 common stock warrants outstanding that have an exercise price of $2.38 are subject to down round price reset provisions.

Liability-Classified Warrants

The Company accounts for certain of its warrants as liability-classified in accordance with ASC 480 and ASC 815.

Senior Secured Promissory Note Warrants

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the "Investor") pursuant to which, among other things, the Company agreed to issue warrants to purchase shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”). The Senior Secured Promissory Note Warrants expire five years from the date of registration of the warrants, or August 10, 2026. As of June 30, 2023, the Senior Secured Promissory Note Warrants outstanding were exercisable for 17,177 shares of the Company’s common stock at an exercise price of $194.00.

May 2021 Warrants

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase shares of common stock (the “May 2021 Warrants”). All of the outstanding May 2021 Warrants were exercised by the investor in the fourth quarter of 2021 and the first quarter of 2022 in exchange for 26,186 shares and 79,886 shares of the Company's common stock, respectively. As of June 30, 2023, there are no May 2021 Warrants outstanding.

July 2021 Warrants

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As consideration for the July 2021 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company's common stock (the "July 2021 Warrants"). The July 2021 Warrants expire five years from the date of registration of the warrants, or August 19, 2026. As of June 30, 2023, the July 2021 Warrants outstanding were exercisable for 22,000 shares of the Company’s common stock at an exercise price of $181.50.

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

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company’s common stock (the “January 2022 Warrants”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the consolidated statements of operations for the six months ended June 30, 2022.

The January 2022 Warrants expire five and a half years from the date of issuance, or July 31, 2027. As of June 30, 2023, the January 2022 Warrants outstanding were exercisable for 45,000 shares of the Company’s common stock at an exercise price of $55.00.

Equity-Classified Warrants

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. Equity-classified warrants are recorded in equity based on their relative fair value on the date of issuance.

January 2023 Registered Direct Offering and Private Placement Warrants

In connection with the January 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on January 4, 2023 the Company issued (i) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term (ii) 538,789 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term; (iii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years, and (iv) 63,158 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $2.9688 per share and a term of five years. All of the warrants issued in the January 2023 Offering were determined to be equity-classified. As of June 30, 2023, all of the pre-funded warrants issued with the January 2023 Offering have been exercised for shares of the Company's common stock.

April 2023 Registered Direct Offering and Private Placement Warrants

In connection with the April 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on April 3, 2023 the Company issued (i) 1,061,164 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.6399, with such warrants having an exercise price of $0.0001 per share and a perpetual term, (ii) 2,272,723 warrants to purchase shares of the Company's common stock at an exercise price of $2.64 per share and a term of five years from the date of issuance, and (iii) 136,363 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $3.30 per share and a term of five years. All of the warrants issued in the April 2023 Offering were determined to be equity-classified. As of June 30, 2023, all of the pre-funded warrants issued with the April 2023 Offering have been exercised for shares of the Company's common stock.

The following table summarizes warrant activity during the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2022	1,055,672	$26.48	3.32
Granted	5,161,828	1.77	4.77
Exercised	(2,203,993)	0.61	0.73
Forfeited, expired or cancelled	—	—	—
Warrants outstanding, June 30, 2023	4,013,507	8.91	4.53

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

As of June 30, 2023, the fair value of the Senior Secured Promissory Note Warrants outstanding was determined using a Black-Scholes option pricing model valuation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the Senior Secured Promissory Note Warrants outstanding.

As of June 30, 2023, the fair value of the July 2021 Warrants outstanding was determined using a Monte Carlo simulation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the July 2021 Warrants outstanding.

As of June 30, 2023, the fair value of the January 2022 Warrants outstanding was determined using a Monte Carlo simulation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the January 2022 Warrants outstanding.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant Liabilities	2023	2022	2023	2022
Fair value at beginning of period	$18	$1,694	$61	$2,651
Initial fair value at the original issuance date	—	—	—	1,110
Change in fair value during the period	(16)	(1,225)	(59)	(2,018)
Fair value of liability classified warrants exercised	—	—	—	(1,274)
Fair value at end of period	$2	$469	$2	$469

The change in fair value of warrant liabilities during the three and six months ended June 30, 2023 and 2022 is included in Other income at the condensed consolidated statements of operations.

6. Stockholders’ Equity (Deficit)

Classes of Stock

Common Stock

As of June 30, 2023, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of June 30, 2023, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of June 30, 2023, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 preferred stock shares is convertible into 129 shares of common stock.

January 2023 Registered Direct Offering and Private Placement

On January 4, 2023, the Company closed on an agreement with certain institutional and accredited investors pursuant to which it agreed to sell and issue, in a registered direct offering (the “January 2023 Registered Offering”), an aggregate of (i) 476,842 shares of the Company's common stock, par value $0.01 per share, at a purchase price per share of $2.375, and (ii) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 538,789 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749, with such warrants having an exercise price of $0.0001 per share and a perpetual term; and (ii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years from the date of issuance (the "January 2023 Private Placement") (collectively, the January 2023 Registered Offering and the January 2023 Private Placement are referred to as the “January 2023 Offering”). All the warrants are immediately exercisable from their date of issuance.

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

April 2023 Registered Direct Offering and Private Placement

On April 3, 2023, the Company entered into securities purchase agreements with certain institutional and accredited investors pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2023 Registered Offering”), an aggregate of 756,317 shares of the Company's common stock, at a purchase price per share of $2.64. Additionally, in a concurrent private placement, the Company also agreed to sell and issue to such purchasers, an aggregate of (i) 455,242 unregistered shares of the Company's common stock, at a purchase price per share of $2.64, (ii) 1,061,164 prefunded warrants to purchase shares of the Company's common stock at a purchase price of $2.6399 per prefunded warrant, with such warrants having an exercise price of $0.0001 per share and a perpetual term; and (iii) 2,272,723 common stock warrants to purchase shares of the Company's common stock at an exercise price of $2.64 per share and a term of five years from the date of issuance (the “April 2023 Private Placement”) (collectively, April 2023 Registered Offering and April 2023 Private Placement are referred to as the “April 2023 Offering”). All of the warrants issued in the Private Offering are immediately exercisable from their date of issuance.

Pursuant to a placement agency agreement dated as of April 3, 2023, the Company engaged Ladenburg Thalmann & Co. Inc. (the “April 2023 Placement Agent”), to act as the exclusive placement agent in connection with the April 2023 Offering. The Company issued warrants to the April 2023 Placement Agent to purchase an aggregate of 136,363 shares of the Company's common stock (the "April 2023 Offering Placement Agent Warrants"). The April 2023 Offering Placement Agent Warrants have an exercise price of $3.30 per share and a term of five years and are immediately exercisable from issuance. The fair value of the April 2023 Offering Placement Agent Warrants was recognized by the Company as an equity issuance cost which reduced the additional paid-in capital recognized from the April 2023 Offering.

Gross cash proceeds from the April 2023 Offering were $6.0 million and net cash proceeds were approximately $5.3 million after deducting cash equity issuance costs of approximately $0.7 million, which excludes the grant date fair value of the April 2023 Placement Agent Warrants of approximately $0.2 million.

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

In April 2021, in connection with the closing of the Merger, the Company’s shareholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). In June 2023, the Company's shareholders approved amendments to the 2021 EIP Plan to increase (i) the number of shares of common stock issuable under the plan by 708,072 shares and (ii) the annual evergreen share increase amount from 4% to 7.5% of the outstanding shares of common stock on January 1 of each year. As of June 30, 2023, there were 106,171 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 EIP Plan.

Also in April 2021, the Company's shareholder approved the Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP was adopted in order to provide eligible employees of the Company an opportunity to purchase shares of the Company's common stock. In June 2023, the Company's shareholders approved amendments to the 2021 ESPP to increase (i) the number of shares of common stock authorized under the plan by 109,944 shares and (ii) the annual evergreen share increase amount from 1% to 2.5% of the outstanding shares of common stock on January 1 of each year. As of June 30, 2023, there were 144,547 shares of the Company's common stock authorized and available under the ESPP and there have been no shares issued under the ESPP.

In November 2021, the Company's compensation committee of the Company's board of directors (the "Board") adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant equity-based awards to individuals not previously employed by the Company, as an inducement to join the Company. As of June 30, 2023, there were 6,640 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 Inducement Plan.

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

The fair value of options granted in the six months ended June 30, 2023 and June 30, 2022 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Six Months Ended June 30,
	2023	2022
Weighted-average exercise price per share	$1.80	$44.48
Weighted-average expected term (years)	5.61	5.81
Weighted-average risk-free interest rate	3.92%	2.17%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	68.75%	73.70%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	43,658	$311.74	6.08	$—
Granted	435,160	1.80	9.93	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	(10,630)	238.00	—	—
Outstanding at June 30, 2023	468,188	25.31	9.75	32,304
Vested and expected to vest at June 30, 2023	468,188	25.31	9.75	32,304
Exercisable at June 30, 2023	32,908	318.53	7.72	—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $1.01 per share. The fair value of the options vested during the six months ended June 30, 2023 was approximately $145,000.

On February 6, 2023, the Company granted to certain members of management a total of 81,500 stock options that were conditional subject to shareholder approval (the "Conditional Stock Options"), which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. Accordingly, the Company began to recognize share-based compensation expense related to the Conditional Stock Options during the three and six months ended June 30, 2023 ratably to the vesting of the awards.

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted under the 2021 EIP Plan time-based restricted stock units ("RSUs") to employees. The RSUs generally vest proportionally each quarter over a term of one or three years.

The following table summarizes RSU activity and related information under the 2021 EIP Plan for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2022	—	$—	—
Granted	256,702	1.89	—
Vested	(12,662)	2.81	—
Forfeited	(2,479)	3.15	—
Non-vested at June 30, 2023	241,561	1.83	2.25

The fair value of the RSUs vested during the six months ended June 30, 2023 was approximately $25,000.

On February 6, 2023, the Company granted to certain members of management a total of 59,500 RSUs that were conditional subject to shareholder approval (the "Conditional RSUs"), which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. Accordingly, the Company began to recognize share-based compensation expense related to the Conditional RSUs during the three and six months ended June 30, 2023 ratably to the vesting of the awards.

Performance Based Stock Units

On February 6, 2023, the Company granted to certain members of management a total of 68,700 market-based performance restricted stock units ("PSUs") which vest (a) 50% when the volume weighted average price of the Company’s common stock over 20 consecutive trading days is $3.20 or greater ("vesting Tranche 1"), and (b) 50% when such volume weighted average price of the Company’s common stock over 20 consecutive trading days is $4.25 or greater ("vesting Tranche 2"). The PSUs were conditional subject to shareholder approval, which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. The fair value of each of the market-based vesting tranches of the PSUs was determined using a Monte Carlo simulation model which considered a variety of potential share prices for the Company's common stock. The weighted-average grant date fair value per share of vesting Tranche 1 and vesting Tranche 2 of the PSUs was $1.50 per award share and $1.47 per award share, respectively, and was determined using the following key assumptions: (i) a risk-free interest rate of 3.74%, (ii) expected stock price volatility of 76.6%, (iii) a cost of equity of 27.99%, and (iv) an expected contractual life of 9.66 years. As shareholder approval of the PSUs was received, the Company is recognizing the share-based compensation expense associated with the PSUs ratably over the derived service period of 1.75 years for Tranche 1 and 2.48 years for vesting Tranche 2, regardless of whether or not the market condition for vesting is satisfied. None of the PSUs vested during the six months ended June 30, 2023 and all of the PSUs granted during the six months ended June 30, 2023 remain outstanding as of June 30, 2023.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development expense	$67	$59	$116	$111
General and administrative expense	77	277	121	583
Total	$144	$336	$237	$694

As of June 30, 2023, the unrecognized compensation cost related to outstanding options was $0.8 million, which is expected to be recognized over a weighted-average period of approximately 2.04 years and the unrecognized compensation cost related to outstanding time-based and performance-based RSUs was $0.5 million, which is expected to be recognized over a weighted average period of approximately 2.18 years.

8. Collaborations and License Agreements

Co-Development and Distribution Agreement with Newsoara

LBS has entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”). Pursuant to the Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Licensed Products only include the drug asset referred to as LB1148. The right includes the right to grant sublicenses to third parties, subject to LBS’ written consent, provided that both parties agreed that Newsoara would be permitted to use a certain partner for development purposes. The Co-Development Agreement obligates Newsoara to initially use LBS as the exclusive supplier for all of Newsoara’s requirements for Licensed Products in the Territory. During the term of the Co-Development Agreement, Newsoara may request to manufacture the Licensed Product in the Territory, subject to satisfying certain conditions to LBS' reasonable satisfaction. LBS is obligated to approve Newsoara manufacturing rights without undue refusal or delay.

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

During the six months ended June 30, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under the Co-Development Agreement during the first quarter of 2023. During the three months ended June 30, 2023 and the three and six months ended June 30, 2022, there were no milestone payments earned from Newsoara under the Co-Development Agreement.

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

In conjunction with the Co-Development Agreement with Newsoara, the Company is obligated to pay the Regents a portion of the sublicense revenue ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. As of June 30, 2023 and December 31, 2022, sublicensing payables of approximately $25,000 and $13,000, respectively, were included in current liabilities at the condensed consolidated balance sheets.

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

As of June 30, 2023, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $250,000 and a current and noncurrent operating lease liability related to the Corporate Office Lease of $113,000 and $153,000, respectively. As of June 30, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $297,000, including imputed interest of $31,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 2.2 years.

Maturities of the Company's operating lease liabilities as of June 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$68
2024	136
2025	93
Total operating lease payments	297
Less: imputed interest	(31)
Total operating lease obligations	$266

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $32,000 and $65,000 in the three and six months ended June 30, 2023 and $59,000 and $108,000 in the three and six months ended June 30, 2022, respectively.

Insurance Financing Arrangements

Consistent with past practice, in June 2023, the Company entered into an agreement to finance certain insurance policies which renewed in May 2023. The financing arrangement entered into in June 2023 has a stated annual interest rate of 7.92% and is payable over a 9-month period with the first payment commencing June 30, 2023. The insurance financing arrangement is secured by the associated insurance policy. As of June 30, 2023 and December 31, 2022, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was $0.4 million and $0.1 million, respectively.

Restructuring Costs

In order to better utilize the Company’s resources on the implementation of its refocused clinical programs and corporate strategy, on September 9, 2022 the Company committed to a cost-reduction plan. This cost-reduction plan consisted of a reduction of approximately 20% in workforce to better align the Company’s resources with its proposed business plan.

As of December 31, 2022, the Company recognized accrued liabilities on its condensed consolidated balance sheets in the amount of approximately $180,000 related to severance and benefits owed pursuant to employment agreements and the execution of severance and release agreements associated with the restructuring, all of which was paid in cash in the six months ended June 30, 2023. The Company recognized no restructuring expense related to the cost-reduction plan as of the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 and had no further liabilities recognized related to severance and benefits owed as June 30, 2023.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2023, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

10. Related Party Transactions

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $105,625 and $141,250 as of June 30, 2023, and December 31, 2022, respectively.

Separation agreement with former Chief Executive Officer

On October 11, 2022, the Company entered into a separation agreement with its former Chief Executive Officer whereby the parties agreed to a mutual release of claims. Subsequent to paying an aggregate of $22,000 pursuant to the terms of the separation agreement, the Company determined that it is not probable that any additional compensation would be due to the former Chief Executive Officer and therefore, the Company has not recognized any accrual related to compensation or benefits owed pursuant to the separation agreement as of June 30, 2023.

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

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Palisade,” “Palisade Bio,” “the Company,” “we,” “us,” and “our” or similar designations in this report refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. In addition, references to “Seneca” and “Seneca Biopharma, Inc.” are to the Registrant prior to the completion of the Merger. Any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger, as described below. The information contained herein is current as of the date of this Quarterly Report (June 30, 2023), unless another date is specified. Any technology that the Company currently owns or may acquire the rights to in the future is referred to by the Company as a “product candidate”.

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
•
Results of Operations — Analysis of the Company's financial results comparing the three and six months ended June 30, 2023 and 2022.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of the Company's financial condition and future liquidity needs.

Executive Overview

Palisade Bio is a biopharmaceutical company focused on developing therapeutics that protect the integrity of the intestinal barrier. The Company's approach is founded on the discovery that damage to the intestinal epithelial barrier can result in the leakage of digestive enzymes from the gastrointestinal (“GI”) tract into the peritoneal cavity that can damage tissues and promote inflammation, causing a broad array of acute and chronic conditions. The Company's goal is to be an industry leader in developing therapies to prevent or treat conditions resulting from intestinal barrier dysfunction and to improve the lives of patients suffering from such conditions.

The Company's strategy is to maintain a capital efficient organization focused on pursuing novel therapeutics in the GI space. As a result of the topline results of its Phase 2 PROFILE study (as discussed below) the Company has increased its initiatives to identifying, in-licensing or acquiring technologies to expand its product candidate portfolio while diversifying the risk associated therewith.

Clinical and Regulatory Update

Prevention of Postoperative Abdominal Adhesions: GI Surgery

Status of the U.S. Phase 2 Adhesions Study

Primary Endpoint

On August 9, 2023 the Company announced that topline data from its Phase 2 PROFILE study demonstrated that LB1148 did not achieve the primary endpoint in this trial to prevent adhesions in LB1148 treated patients (n=11) compared to placebo treated patients (n=11) post bowel resection surgery (p = 0.0607). From the per protocol dataset, the placebo group experienced a lower extent and severity adhesion score versus the LB1148 group, when evaluating the adhesion burden change from the take-down surgery compared to the initial bowel resection surgery.

Safety

Overall, there were 228 adverse events (AEs) reported from the 114 patients randomized in the study, with 131 AEs reported in the LB1148 group versus 97 in the placebo group. There were a total of 30 serious adverse events (SAEs) reported, with 16 SAEs reported in the LB1148 group (3 related to LB1148) versus 14 in the placebo group. Further, there were three (3) SAEs related to LB1148 versus one (1) in the placebo group.

Phase 2 PROFILE Study Design

The Company’s U.S. Phase 2 clinical trial of LB1148 was a randomized, double-blind, placebo-controlled, parallel-group, multicenter study in patients undergoing elective bowel resection surgery. The trial was originally designed to evaluate whether patients treated with LB1148 would accelerate the return of GI function in patients undergoing elective bowel resection with or without a planned stoma. The study commenced in October 2019 and was paused in July 2020 due to COVID-19. During that timeframe, 79 patients were enrolled. The protocol's primary objective and endpoint were amended, prior to the study restarting in May 2022, to evaluate whether patients treated with LB1148 would experience a reduction in the formation of post-surgical intra-abdominal adhesions following elective bowel resection with planned stoma take-down. The study enrolled an additional 35 patients under this amended protocol.

Patients scheduled for elective bowel resection, aged 18 years to 80 years inclusive, were screened within 42 days of randomization. Patients who met all inclusion and no exclusion criteria, and provided written informed consent, were stratified by surgical approach (either minimally invasive technique or laparotomy), and then randomized to receive a split oral liquid dose of LB1148 or placebo in a 1:1 ratio. After completing a standard bowel prep to empty and clean out the large intestine, all patients received study drug (LB1148 or placebo) 6-10 and 2-6 hours prior to surgery. Patients then underwent bowel resection surgery. At the time of surgical closure, the investigator determined the incidence, extent, and severity of adhesions. Within eight months of enrollment, patients underwent a second surgery for the purpose of ostomy take-down or other planned abdominal surgery, at which time the investigator again determined the incidence, extent, and severity of adhesions.

For complete PROFILE study details, please visit clinicaltrials.gov and reference identifier NCT02836470.

Conclusion

The Company does not believe the safety data and efficacy results of the U.S. Phase 2 PROFILE study support further development of LB1148 for reduction in intra-abdominal adhesions.

Postoperative Return of Bowel Function: GI Surgery

Status of the U.S. Phase 3 Return of Bowel Function Study

Based on the Company’s recent disclosure regarding the U.S. Phase 2 PROFILE study of LB1148, the Company believes it is in the Company and its stakeholders’ best interests to terminate the trial.

In-licensing and/or Acquisition Strategy

The Company’s in-licensing and/or acquisition strategy is focused on evaluating novel therapeutics in the GI space that could benefit from the Company's development experience with the goal of developing such candidates for commercialization. The Company believes that this element of its corporate strategy could provide new opportunities for product development and diversify the risks inherent in focusing on a limited product portfolio, thus potentially increasing the Company's product pipeline and the probability of commercial success.

Recent Financings

In January 2023, the Company completed a registered direct offering and concurrent private placement for net cash proceeds of $2.2 million consisting of gross cash proceeds of $2.5 million less cash equity issuance costs of approximately $0.3 million. In April 2023, the Company completed a registered direct offering and concurrent private placement for net cash proceeds of approximately $5.3 million consisting of gross cash proceeds of $6.0 million, less cash equity issuance costs of approximately $0.7 million.

The Company intends to use the net proceeds from these recent financings for working capital and general corporate purposes, including the evaluation, acquisition and development of novel therapeutics in the GI space. Based upon the Company's cash and cash equivalents balance of $16.4 million as of June 30, 2023, the Company believes it has sufficient cash to fund its currently planned operations through the end of 2024.

RESULTS OF OPERATIONS

Revenue

The Company generated no revenues from the sale of its proposed therapies for any of the periods presented. In the six months ended June 30, 2023, the Company recognized licensing revenue of $0.3 million from the co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”). During the three months ended June 30, 2023 and the three and six months ended June 30, 2022, there was no licensing revenue recognized by the Company.

Research and Development Expenses

Research and development expenses have historically consisted primarily of costs incurred for the clinical development of the Company's product candidate LB1148, which on August 9, 2023 the Company announced did not achieve the primary endpoint, and included:

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
•
regulatory expenses.

The Company’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, Contract Research Organizations ("CROs"), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its preclinical development, process development, manufacturing, clinical development, and regulatory activities. The Company does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. The Company primarily uses internal resources to conduct its research as well as for managing its preclinical and translational science development, process development, and clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses.

Going Concern

The Company believes it has sufficient cash to fund its currently planned operations through the end of 2024. Notwithstanding, the Company’s management has evaluated all conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued, including: (i) the probability that significant changes to the Company’s anticipated level of operations, due to factors that are within or outside of the Company’s control, would cause the Company’s available cash as of the date of this filing to not be sufficient to fund its anticipated level of operations for the next 12 months, and (ii) the uncertainties of the cost and timing of the Company's efforts to in-license or acquire a new product candidate. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes the Company's results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$2,177	$1,317	$860	65%
General and administrative	1,432	2,255	(823)	(36)%
Total operating expenses	3,609	3,572	37	1%
Loss from operations	(3,609)	(3,572)	(37)	1%
Other income (expense):
Interest expense	(3)	(5)	2	(40)%
Other income	219	1,233	(1,014)	(82)%
Total other income, net	216	1,228	(1,012)	(82)%
Net loss	$(3,393)	$(2,344)	$(1,049)	45%

Research and Development Expenses

The $0.9 million, or 65%, increase in research and development expenses from $1.3 million for the three months ended June 30, 2022 to $2.2 million for the three months ended June 30, 2023 is attributable to the Company's increased clinical trial activity related to its U.S. Phase 2 PROFILE study, as compared to the second quarter of last year. In December 2022, the Company concluded enrollment in its U.S. Phase 2 PROFILE study. In addition, in the second quarter of 2023, the Company initiated and completed enrollment in the dose-optimization study for all indications to determine if a different dosing protocol in healthy volunteers would improve the risk profile of LB1148 while simultaneously providing efficacy and generating pharmacokinetic and pharmacodynamic data across multiple doses in patients. As a result of the Company's increase in clinical trial activity related to these studies, clinical trial-related costs increased in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 by approximately $1.0 million primarily due to (i) a $0.5 million increase in translational research costs, (ii) a $0.4 million increase in investigator site fees, and (iii) $0.1 million increase in clinical trial vendor costs. Also contributing to the year-over year increase was increased recruiting costs of $0.1 million associated with the Company's efforts to identify and hire additional key research and development employees. Partially offsetting these increases in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was a decrease in regulatory activities of $0.1 million and a $0.1 million decrease in drug manufacturing-related costs.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.8 million, or 36%, from $2.3 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023, primarily as a result of cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022. Compared to the three months ended June 30, 2022, general and administrative employee compensation costs in the three months ended June 30, 2023 decreased by approximately $0.4 million primarily due to a $0.2 million decrease in salaries and benefits and a $0.2 million decrease in stock-based compensation expense. Other decreases in general and administrative expenses during the three months ended June 30, 2023 compared to the same quarter of last year include a $0.2 million decrease in consultants and contract labor costs and a $0.2 million decrease in general operating costs.

Other income (expense)

Other income, net, for the three months ended June 30, 2023 includes dividend income of approximately $0.2 million from the Company's short-term investments of excess cash in money market funds with maturities of three months or less.

Other income, net, for the three months ended June 30, 2022 consists primarily of a $1.2 million non-cash gain associated with the revaluation of liability-classified warrants in the period.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes the Company's results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
License revenue	$250	$—	$250	n/a
Operating expenses
Research and development	3,418	2,276	1,142	50%
General and administrative	2,970	5,184	(2,214)	(43)%
Total operating expenses	6,388	7,460	(1,072)	(14)%
Loss from operations	(6,138)	(7,460)	1,322	(18)%
Other income (expense):
Interest expense	(3)	(6)	3	(50)%
Other income	408	2,027	(1,619)	(80)%
Loss on issuance of warrants	—	(1,110)	1,110	n/a
Total other income, net	405	911	(506)	(56)%
Net loss	$(5,733)	$(6,549)	$816	(12)%

License revenue

During the six months ended June 30, 2023, the Company recognized license revenue of $0.3 million earned upon the achievement of a milestone under Co-Development Agreement. During the six months ended June 30, 2022, the Company recognized no license revenue.

Research and Development Expenses

The $1.1 million, or 50% increase in research and development expenses from $2.3 million for the six months ended June 30, 2022 to $3.4 million for the six months ended June 30, 2023 is attributable to the Company's increased clinical trial activity related to both the Phase 2 PROFILE study and the Company's dose-optimization study, which initiated and completed enrollment in the second quarter of 2023, to determine if a different dosing protocol in healthy volunteers would improve the risk profile of LB1148 for all indications while simultaneously providing efficacy and generating pharmacokinetic and pharmacodynamic data across multiple doses in patients. As a result of the Company's increase in clinical trial activity related to these studies, clinical trial-related costs increased by approximately $1.1 million primarily due to (i) a $0.6 million increase in translational research costs, (ii) a $0.4 million increase in investigator site fees, and (iii) $0.1 million increase in clinical trial vendor costs. In addition, research and development employee compensation costs increased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 by approximately $0.4 million, primarily due to increased year-over-year headcount, and recruiting costs increased $0.1 million compared to the same period last year as a result of the Company's efforts to identify and hire additional key research and development employees. Partially offsetting these increases in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was (i) a decrease in regulatory activities of $0.2 million, (ii) a decrease in consultant and contract labor of $0.1 million, and (iii) a decrease in drug manufacturing-related costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $2.2 million, or 43%, from $5.2 million for the six months ended June 30, 2022 to $3.0 million for the six months ended June 30, 2023, primarily as a result of cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022. Compared to the six months ended June 30, 2022, general and administrative employee compensation costs in the six months ended June 30, 2023 decreased by approximately $1.1 million compared to the six months ended June 30, 2022 primarily due to a $0.7 million decrease in salaries and benefits and a $0.5 million decrease in stock-based compensation expense. Other decreases in general and administrative expenses during the six months ended June 30, 2023 compared to the same period of last year include (i) a $0.5 million decrease in professional fees, investor relations fees, and shareholder services costs, (ii) a $0.3 million decrease in consultants and contract labor costs, (iii) a $0.2 million decrease in employee recruiting costs, and (iv) a $0.2 million decrease in general operating costs.

Other income (expense)

Other income, net, for the six months ended June 30, 2023 includes primarily dividend income of approximately $0.3 million from the Company's short-term investments of excess cash in money market funds with maturities of three months or less and a non-cash gain of approximately $0.1 million associated with the revaluation of liability-classified warrants in the period.

Other income, net, for the six months ended June 30, 2022 includes a $2.0 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022, the Company issued 45,000 warrants to certain investors as consideration for the waiver of certain rights pursuant to the underlying warrant agreements (the "January 2022 Warrants"). As a result of this issuance, the Company recognized a $1.1 million non-cash loss upon the issuance of the January 2022 Warrants, which represents the fair value of the warrants on the date of issuance.

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

January 2023 Offering and April 2023 Offering

On January 4, 2023, the Company closed on a registered direct offering and concurrent private placement (the "January 2023 Offering"). Gross cash proceeds from the January 2023 Offering were $2.5 million and net cash proceeds were approximately $2.2 million after deducting cash equity issuance costs of approximately $0.3 million.

On April 3, 2023, the Company completed a registered direct offering and concurrent private placement (the "April 2023 Offering"). Gross cash proceeds from the April 2023 Offering were $6.0 million and net cash proceeds were $5.3 million after deducting cash equity issuance costs of approximately $0.7 million.

Refer to Note 6, Shareholders' Equity (Deficit) for further details.

Warrant Exercises

During the six months ended June 30, 2023, the Company received gross cash proceeds of approximately $2.8 million from common stock warrant exercises, approximately $1.4 million of which related to common stock warrant exercises on December 30, 2022 for which the related cash was not received by the Company until January 2023.

Cash Flows

As of June 30, 2023, the Company had $16.4 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(5,725)	$(7,014)
Net cash used in investing activities	(4)	—
Net cash provided by financing activities	9,749	1,499

Net Cash Used in Operating Activities

Cash used in operating activities was $5.7 million for the six months ended June 30, 2023, which reflects a $5.7 million net loss adjusted for $0.1 million of net cash outflows related to changes in operating assets and liabilities and certain non-cash items impacting the net loss, consisting primarily of a $0.2 million non-cash expense recognized for stock-based compensation. The net cash outflow from operating assets and liabilities was primarily due to (i) the payment of the 2022 annual employee bonuses in the first quarter of 2023, (ii) a $0.4 million cash outflow for accounts payable and accrued liabilities, which was due to the timing of payments, and (iii) a $0.1 million cash outflow related to payments of the Company's operating lease, partially offset by a cash inflow from the decrease in prepaids and other assets and others noncurrent assets, excluding the proceeds from the insurance financing arrangements included in prepaids and the reduction in other assets due to cash proceeds of $1.4 million received in the six months ended June 30, 2023 from warrants exercises which were receivable to the Company as of December 31, 2022.

Cash used in operating activities of $7.0 million for the six months ended June 30, 2022 reflects a $6.5 million loss for the period adjusted for $0.1 million of net cash outflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $2.0 million gain recognized for the change in the fair market value of the liability-classified warrants in the period, and (iii) a $0.7 million non-cash expense recognized for stock-based compensation.

Net cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2023 consists of payments for leasehold improvements.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities of $9.7 million was primarily attributable to cash proceeds from the January 2023 Offering and the April 2023 Offering. Also contributing to the cash provided by financing activities in the period was $2.8 million from the exercise of common stock purchase warrants, which includes the receipt in early January 2023 of a $1.4 million other receivable from warrant exercises on December 30, 2022, partially offset by payments of equity issuance costs of $0.6 million and payments made on the Company's insurance financing arrangements of $0.1 million.

For the six months ended June 30, 2022, cash provided by financing activities of $1.5 million was attributable to net cash proceeds of $1.8 million from the Company's registered direct equity offering completed in May of 2022, partially offset by payments made on the Company's insurance financing arrangements of $0.3 million in the period.

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

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of June 30, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $297,000, including imputed interest of $31,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 2.2 years.

Insurance Financing Arrangements

Consistent with past practice, in June 2023, the Company entered into an agreement to finance certain insurance policies which renewed in May 2023. The insurance financing arrangement is secured by the associated insurance policy. As of June 30, 2023, the aggregate remaining balance under the Company's insurance financing arrangements $0.4 million and is payable over a 9-month period with the first payment having commenced on June 30, 2023.

Future Liquidity Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. Based upon the Company's cash and cash equivalents balance of $16.4 million as of June 30, 2023, the Company believes it has sufficient cash to fund its currently planned operations through the end of 2024. Notwithstanding, should the Company’s anticipated level of operations significantly change, the Company may require additional financing sooner than the end of 2024. Further, beyond 2024, the Company will require additional financing to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K. The Company believes there have been no significant changes in its critical accounting policies and significant judgements and estimates since those disclosed in its most recently filed Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

However, our management, including our Chief Executive Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of June 30, 2023. The material weakness continues to be present as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

We face many risks and uncertainties, as more fully described in this Quarterly Report on Form 10-Q, in prior filed Quarterly Reports on Form 10-Q, and as disclosed in the Company's most recently filed Annual Report on Form 10-K, under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”.

•
The Company’s business depends on the successful identification, in-licensing, clinical development, regulatory approval and commercialization of its product candidates.
•
Following the Company's announcement of the top-line results from the Company's Phase 2 PROFILE clinical trial of LB1148, for the for reduction of intra-abdominal adhesions, the Company does not have any product candidates in preclinical or clinical studies.
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
•
The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the United States Food and Drug Administration ("FDA") or non-U.S. regulatory authorities.
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
•
Even if the Company receives marketing approval for its product candidates, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.
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

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

The Company’s business depends on the successful identification, in-licensing, clinical development, regulatory approval and commercialization of its product candidates.

On August 9, 2023 the Company announced that its Phase 2 PROFILE clinical trial failed to achieve its primary endpoint and that the safety and efficacy data from the trial does not support further development of LB1148 for the reduction of intra-abdominal adhesions. The success of the Company’s current business depends on the successful identification and in-licensing or acquisition of novel therapeutics, which is dependent on a number of factors, including the following:

•
successful identification and in-licensing or acquisition of novel therapeutics and compounds;
•
successful completion of the required clinical trials for any product condidates;

•
the Company's ability to develop clinical trial designs and protocols;
•
approval by the FDA to commence the marketing of the Company’s product candidates;
•
the Company and third-party contractors, if applicable, achieving and maintaining compliance with their contractual obligations and with applicable regulatory requirements;
•
the ability of the Company's contract manufacturers to manufacture sufficient supply of the Company’s product candidates to meet the required clinical trial and commercial supplies;
•
the ability of the Company's contract manufacturers to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing facilities and processes that are compliant with cGMP;
•
the Company's ability to obtain favorable labeling for its product candidates through regulators that allows for successful commercialization;
•
acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety and efficacy of the Company’s product candidates, if approved, including relative to alternative and competing treatments;
•
the Company’s ability to price its product candidates to recover the Company’s development costs and generate a satisfactory profit margin; and
•
the Company’s ability and its partners’ ability to establish and enforce intellectual property rights related to the product candidates and technologies.

If the Company does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize its product candidates. Such delays may result in increased costs and the failure to complete such trial. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize any of its product candidates. Accordingly, the Company cannot make assurances that it will ever be able to generate sufficient revenue through the sale of any product candidates, if approved, to internally fund its business

The Company’s success is dependent on its in-licensing and acquisition strategy.

During 2022, the Company initiated an in-licensing and acquisition strategy to further expand its product pipeline. The strategy consists of evaluating pre-clinical and clinical stage opportunities in therapeutic areas that can benefit from Company's experience in the GI space or core expertise in drug development. Although the Company believes this strategy could diversify some of the risks inherent in focusing on limited therapeutic assets and could increase the probability of commercial success, it is extremely costly and expensive. At present, the Company is focusing a majority of its efforts and capital resources on such strategy and is greatly reduced its other development activities. If the Company is not ability to successfully execute this strategy, the Company's business will be materially impacted.

Following the Company's announcement of the top-line results from the Company's Phase 2 PROFILE clinical trial of LB1148, for the for reduction of intra-abdominal adhesions, the Company does not have any product candidates in preclinical or clinical studies.

On August 9, 2023, the Company announced its Phase 2 PROFILE clinical trial of LB1148 for the reduction of intra-abdominal adhesions did not achieve its primary endpoint. Further, the Company determined that the safety and efficacy data from the trial does not support the further development of LB1148 for the reduction of intra-abdominal adhesions. The Company does not currently have any product candidates in preclinical or clinical studies. The Company is currently evaluating a number of product candidates to be in-licensed or acquired for the purpose of developing such candidates. If the Company is not able to in-license or acquire any such product candidate, it could have a material adverse effect on the Company and its prospects.

The Company may find it difficult to enroll patients in its clinical trials, which could delay or prevent it from proceeding with clinical trials of its product candidates.

Provided the Company is able to in-license or acquire a novel therapeutic, or develop LB1148 for a different indication, the Company will still be required to successfully enroll patient and complete the required clinical trials. The Company’s inability to identify, qualify, and enroll patients in its future clinical trials on a timely basis could result in the completion of the trials being delayed.

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

Clinical development of new drug candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development. In addition, the Company, any partner with which it may in the future collaborate, the FDA, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, or institutional review boards ("IRB") at the Company's trial sites, may suspend, delay, require modifications to or terminate the Company’s clinical trials at any time.

The Company expects that its operations and clinical trials will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure such additional funding.

The Company has historically funded its operations, including its past clinical trials, through the sale of its securities. Based on the Company's existing cash resources and its current or future plan of operations, the Company may not have adequate capital to complete its anticipated clinical trials or fund operations. Moreover, the Company cannot guarantee that its cash resources, even after giving effect to recent offerings, is sufficient to provide for the Company's working capital needs and the completion of any anticipated preclinical and clinical studies. As a result, the Company may need to secure additional financing. If the Company is not able to obtain financing in the future or on acceptable terms, it may have to curtail its research and development efforts as well as operations.

The results of previous clinical trials may not be predictive of future results, and the results of the Company’s current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The results from prior preclinical studies and clinical trials may not necessarily be predictive of the results of future preclinical studies or clinical trials. For example, although prior preclinical studies and clinical trials of LB1148 seemed to show promising results, on August 9, 2023, the Company announced that its Phase 2 PROFILE study of LB1148 failed to achieve its primary endpoint. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience) have suffered similar significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and the Company cannot be certain that it will not face similar setbacks in the future. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If the Company fails to produce positive results in preclinical and clinical studies of its proposed products, the development timelines, regulatory approvals, and commercialization prospects for such product candidates, as well as the Company’s business and financial prospects, would be adversely affected. .

The Company’s product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Unforeseen side effects from product candidates could arise either during clinical development or, if approved, after it has been marketed. Undesirable side effects could cause the Company, any partners with which the Company may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Any of these occurrences may have an adverse material effect on the Company’s business, financial condition, operating results and prospects.

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

The Company may in the future conduct clinical trials for its anticipated product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

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

The Company may rely on third-party CROs to conduct and oversee its anticipated clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. The Company expects to rely heavily on these parties for the execution of its clinical trials and preclinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the

Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, any clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. The Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine whether or not any of the Company’s clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with compounds produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would be costly and delay the regulatory approval process.

If any of the Company’s CROs or future clinical trial sites were to terminate their involvement with the Company, there is no assurance that the Company would be able to enter into arrangements with alternative CROs or clinical trial sites or do so on commercially reasonable terms. In addition, if the Company’s relationship with clinical trial sites is terminated, it may experience the loss of patient follow-up information unless the Company is able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for the Company’s clinical trials may serve as scientific advisors or consultants to it from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

Even if the Company receives marketing approval for any product candidates, it may not be able to successfully commercialize its product candidates due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for the Company to sell its product candidates profitably.

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

The commercial success of the Company's product candidates, if approved, will depend significantly on attaining broad adoption and use of the drug by physicians and patients. The degree and rate of physician and patient adoption of a product, if approved, will depend on a number of factors, including but not limited to:

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

If any of the Company's product candidates are approved for use but fails to achieve the broad degree of physician and patient adoption necessary for commercial success, the Company’s operating results and financial condition will be adversely affected, which may delay, prevent or limit its ability to generate revenue and continue its business.

The Company’s product candidates, if approved, may face significant competition and their failure to compete effectively may prevent them from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that the Company may develop in the future. The Company will face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, medical device companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than the Company. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with the Company’s target physicians, which could inhibit the Company’s market penetration efforts. The inability of the Company’s products, if approved, to effectively compete with such products could adversely affect the Company’s results and operations.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is a biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital and other research and development activities related to its proposed product candidates. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

The Company's common stock could be delisted from the Nasdaq Capital Market if the Company is unable to maintain compliance with Nasdaq's continued listing standards.

The Company's common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that the Company must satisfy in order to maintain its listing on The Nasdaq Capital Market, including the requirement to maintain a minimum bid price of at least $1.00 (the “Minimum Bid Price”). On August 9, 2023 the Company announced that’s its Phase 2 PROFILE trial failed to achieve its primary endpoint. As a result, the Company’s common stock traded below the Minimum Bid Price. If the Company’s common stock trades for 30 consecutive business days below the Minimum Bid Price, Nasdaq will send a deficiency notice advising the Company that it has been afforded a "compliance period" of 180 calendar days to regain compliance. If the Company does not regain compliance with the Minimum Bid Price during that period, a second 180-day compliance period may be available after which time the Company’s common stock would be delisted. During 2022, in order to regain compliance with the Minimum Bid Price, the Company implemented a 1-for-50 reverse stock split. There can be no assurance that the Company will be able to regain or stay in compliance with the Minimum Bid Price, or any of the other continued listing requirements. If the Company is not able to stay in compliance with the Nasdaq listing rules, the common stock oof the Company will be delisted. The delisting of the Company common stock would adversely affect the market liquidity and market price of the common stock and the Company's ability to obtain financing for the continuation of the Company operations.

If the Company is unable to successfully retain and integrate a new management team, the Company's business could be adversely impacted.

Effective October 11, 2022, the Company appointed its Chief Financial Officer, J.D. Finley, as its Interim Chief Executive Officer. Also effective October 11, 2022, Dr. Hallam and Dr. Dawson, the Company’s former CEO and CMO respectively, ceased providing services to the Company. On November 18, 2022 the Company announced the appointment of Herbert B. Slade, MD, FAAAAI as Chief Medical Officer of the Company. On June 1, 2023, the Company announced it had promoted Mr. Finley from Interim Chief Executive Officer to Chief Executive Officer. The Company's success depends largely on the development and execution of its business strategy by its senior management team. The Company currently has a limited executive team with limited experience of working together. Additionally, the loss of any members or key personnel would likely harm the Company's ability to implement its business strategy and respond to the rapidly changing market conditions in which it operates. There can be no assurance that the Company will be able to retain the current members of its management team. Moreover, there may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot assure you that it will be able to identify, employ or retain such qualified personnel on acceptable terms, if at all. The Company cannot assure you that management will succeed in working together as a team. In the event that the Company is unable to retain or integrate its management team, its business, prospects, and operations could be adversely impacted.

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

Before obtaining marketing approvals for the commercial sale of any product candidate, the Company must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that such product candidate is both safe and effective for use in the applicable indication. Failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and are associated with side effects or have characteristics that are unexpected. Based on the safety profile seen in clinical testing, the Company may need to abandon development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more tolerable from a risk-benefit perspective. For instance, on August 9, 2023 the Company announced that the safety and efficacy data from its U.S. Phase 2 PROFILE study did not support further development of LB1148 for reduction in intra-abdominal adhesions.

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

Because the Company has limited financial and managerial resources, it is currently focusing only on development programs that it identifies for specific indications for its product candidates. As a result, the Company may forego or delay the pursuit of opportunities for other indications, or with other potential product candidates that later prove to have greater commercial potential. The Company’s resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. The Company’s spending on current and future research and development programs for specific indications or product candidates may not yield any commercially viable products. If the Company does not accurately evaluate the commercial potential or target market for a product candidate, it may not gain approval or achieve market acceptance of that candidate, and its business and financial results will be harmed.

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

The Company expects to rely upon the efforts of third parties for the successful development and commercialization of the Company’s product candidates. The clinical and commercial success of the Company’s product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:

•
the Company’s partners’ ability to execute their responsibilities in a timely, cost-efficient and compliant manner;
•
reduced control over delivery and manufacturing schedules;
•
price increases;
•
manufacturing deviations from internal or regulatory specifications;
•
quality incidents;
•
the failure of partners to perform their obligations for technical, market or other reasons;
•
misappropriation of the Company’s product candidates; and
•
other risks in potentially meeting the Company’s product commercialization schedule or satisfying the requirements of its end-users.

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

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the issuance of this report. This determination was based on conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued, including: (i) the probability that significant changes to the Company’s anticipated level of operations, due to factors that are within or outside of the Company’s control, would cause the Company’s available cash as of the date of this filing to not be sufficient to fund its anticipated level of operations for the next 12 months; and (ii) the uncertainties of the cost and timing of the Company's efforts to in-license or acquire a new product candidate. The Company’s future consolidated financial statements may include a similar qualification about its ability to continue as a going concern. The Company’s year-end and interim consolidated financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

If the Company's remaining material weakness, which management concluded is still present as of the date of these financial statements, is not remediated, or if the Company identifies further material weaknesses in its internal controls, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its consolidated financial statements and a failure to meet its reporting and financial obligations.

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

The Company will require substantial additional capital to fund its operations and conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely impact the rights of its common stockholders. Further, to the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholders' ownership percentage in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

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

The market price of shares of the Company could be subject to significant fluctuations. Since the completion of the Merger on April 27, 2021, the Company’s stock price has already been subject to significant fluctuation. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of shares of the Company to fluctuate include, but are not limited to:

•
failure of the Company product candidates to show safety and/or efficacy in its clinical trials;
•
the ability of the Company to obtain timely regulatory approvals for its product candidates, and delays or failures to obtain such approvals;
•
the results of clinical trials of product candidates, including the Company's decision to pause or terminate any such trials;

•
failure of the Company's product candidates, if approved, to achieve commercial success;
•
the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;
•
the initiation of, material developments in, or conclusion of any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•
announcements of any financings;
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

As of June 30, 2023, the last business day of the Company’s most recently completed second fiscal quarter, the public float of the Company is less than $250 million and therefore, the Company qualifies as a smaller reporting company under SEC rules. As a smaller reporting company, the Company is able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.

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

The Company is entitled under its certificate of incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of the Company’s blank check preferred stock provide its Board with broad authority to determine voting, dividend, conversion, and other rights. As of August 8, 2023, the Company had outstanding, common stock or securities convertible into common stock, totaling 6,855,744 shares. As a result, the Company is authorized to issue up to an additional 273,144,256 shares of common stock or common stock equivalents under its certificate of incorporation as amended. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, the Company is authorized to issue up to an additional 6,800,000 shares of preferred stock. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Amendment of Inducement Plan

On August 7, 2023, the Board of Directors of the Company amended the Palisade Bio, Inc. 2021 Inducement Plan (“Inducement Plan”) to increase the number of shares authorized to be issued under the Inducement Plan from 15,000 to 1,000,000 shares of Common Stock. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the amendment to the Inducement Plan by the Company’s stockholders.

The foregoing description of the Inducement Plan is qualified in its entirety by the terms of the Inducement Plan, as amended, attached to this Quarterly Report as Exhibit 10.20.

Item 5.07	Submission of Matters to a Vote of Security Holders

On June 9, 2023 the Company reported the results of the non-binding, advisory vote on the frequency of future Say-On-Pay votes cast at the 2023 Annual Meeting. On August 7, 2023, the Company’s Board of Directors determined the Company will hold future Say-On-Pay votes every three (3) years. The next advisory vote on the frequency of Say-On-Pay is required to occur not later than the Company’s 2026 Annual Meeting of Stockholders.

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

10.16+	Palisade Bio, Inc. 2021 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
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

10.19+	Palisade Bio, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.20+*	Palisade Bio, Inc. 2021 Inducement Incentive Plan, as Amended August 7, 2023.
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

PALISADE BIO, INC.

Date: August 10, 2023	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)