Form 10-Q
period 2023-09-30
PALISADE BIO, INC.
filed 2023-11-09
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 9,217,129 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$15,312	$12,383
Prepaid expenses and other current assets	954	2,350
Total current assets	16,266	14,733
Restricted cash	26	26
Property and equipment, net	10	10
Right-of-use asset	224	300
Other noncurrent assets	541	694
Total assets	$17,067	$15,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$950	$1,759
Accrued liabilities	794	574
Accrued compensation and benefits	529	486
Current portion of lease liability	117	105
Debt	259	88
Total current liabilities	2,649	3,012
Warrant liability	2	61
Contingent consideration obligation	212	—
Lease liability, net of current portion	122	211
Total liabilities	2,985	3,284
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at September 30, 2023 and December 31, 2022	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 9,210,751 and 2,944,306 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	92	30
Additional paid-in capital	132,523	121,637
Accumulated deficit	(118,535)	(109,190)
Total stockholders' equity	14,082	12,479
Total liabilities and stockholders' equity	$17,067	$15,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenue	$—	$—	$250	$—
Operating expenses:
Research and development	1,742	1,928	5,160	4,204
In-process research and development	362	—	362	—
General and administrative	1,674	2,075	4,644	7,259
Restructuring costs	—	410	—	410
Total operating expenses	3,778	4,413	10,166	11,873
Loss from operations	(3,778)	(4,413)	(9,916)	(11,873)
Other income (expense):
Interest expense	(8)	(4)	(11)	(10)
Other income	190	426	598	2,453
Loss on issuance of warrants	—	—	—	(1,110)
Total other income, net	182	422	587	1,333
Net loss	$(3,596)	$(3,991)	$(9,329)	$(10,540)
Basic and diluted net loss per common share*	$(0.49)	$(4.10)	$(1.55)	$(18.40)
Basic and diluted weighted average shares used in computing basic and diluted net loss per common share*	7,344,351	974,197	6,031,099	572,684

(*) Basic and diluted loss per common share and basic and diluted weighted average share used in computing basic and diluted loss per common share for the three and nine months ended September 30, 2022 has been adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

			For the Three Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	200,000	$2	6,849,362	$69	$130,652	$(114,923)	$15,800
Net loss	—		—	—	—	—	—	(3,596)	(3,596)
Stock-based compensation expense and related charges	—	—	—	—	—	—	202	—	202
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	—	—	21,991	—	—	—	—
Issuance of common stock in September 2023 Offering, net of issuance costs of $345 (Note 6)	—	—	—	—	2,339,398	23	1,653	—	1,676
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	—	—	—	—	—	16	(16)	—
Balance, September 30, 2023	—	$—	200,000	$2	9,210,751	$92	$132,523	$(118,535)	$14,082

			For the Three Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares*	Amount*
Balance, June 30, 2022	—	$—	200,000	$2	437,599	$5	$105,395	$(101,191)	$4,211
Net loss	—	—	—	—	—	—	—	(3,991)	(3,991)
Stock-based compensation expense and related charges	—	—	—	—	—	—	252	—	252
Issuance of Class A Units and Class B Units in August 2022 Public Offering, net of issuance costs of $2,293 (Note 6)	1,460	—	—	—	987,200	10	11,948	—	11,958
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(1,460)	—	—	—	116,800	1	(1)	—	—
Balance, September 30, 2022	—	$—	200,000	$2	1,541,599	$16	$117,594	$(105,182)	$12,430

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	200,000	$2	2,944,306	$30	$121,637	$(109,190)	$12,479
Net loss	—	—	—	—	—	—	—	(9,329)	(9,329)
Stock-based compensation expense and related charges	—	—	—	—	—	—	439	—	439
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	—	—	34,653	—	—	—	—
Issuance of common stock upon warrant exercises	—	—	—	—	2,203,993	22	1,328	—	1,350
Issuance of common stock and warrants in January 2023 Offering, net of issuance costs of $507 (Note 6)	—	—	—	—	476,842	5	2,161	—	2,166
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854 (Note 6)	—	—	—	—	1,211,559	12	5,289	—	5,301
Issuance of common stock in September 2023 Offering, net of issuance costs of $345 (Note 6)	—	—	—	—	2,339,398	23	1,653	—	1,676
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	—	—	—	—	—	16	(16)	—
Balance, September 30, 2023	—	$—	200,000	$2	9,210,751	$92	$132,523	$(118,535)	$14,082

	Nine Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares*	Amount*
Balance, December 31, 2021	—	$—	200,000	$2	284,780	$3	$102,002	$(94,642)	$7,365
Net loss	—	—	—	—	—	—	—	(10,540)	(10,540)
Stock-based compensation expense and related charges	—	—	—	—	—	—	946	—	946
Issuance of common stock upon warrant exercises	—	—	—	—	79,886	1	1,273	—	1,274
Issuance of common stock and warrants in May 2022 Registered Direct Offering, net of issuance costs of $634 (Note 6)	—	—	—	—	72,933	1	1,426	—	1,427
Issuance of Class A Units and Class B Units in August 2022 Public Offering, net of issuance costs of $2,293 (Note 6)	1,460	—	—	—	987,200	10	11,948		11,958
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(1,460)	—	—	—	116,800	1	(1)		—
Balance, September 30, 2022	—	$—	200,000	$2	1,541,599	$16	$117,594	$(105,182)	$12,430

(*) Adjusted to reflect the 1-for-50 reverse stock split effected on November 16, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Net loss	$(9,329)	$(10,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	1
Noncash lease expense	76	140
Loss on issuance of warrants	—	1,110
Fair value of contingent consideration obligation	212	—
Change in fair value of warrant liabilities	(59)	(2,403)
Stock-based compensation and related charges	439	946
Other	(108)	(213)
Changes in operating assets and liabilities:
Prepaid and other assets and other noncurrent assets	596	744
Accounts payable and accrued liabilities	(184)	706
Accrued compensation	43	(418)
Operating lease liabilities	(77)	(127)
Net cash used in operating activities	(8,387)	(10,054)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Payments on debt	(290)	(524)
Proceeds from issuance of common stock and warrants	9,419	14,401
Proceeds from the exercise of warrants	2,758	—
Payment of equity issuance costs	(567)	(333)
Net cash provided by financing activities	11,320	13,544
Net increase (decrease) in cash, cash equivalents and restricted cash	2,929	3,490
Cash, cash equivalents and restricted cash, beginning of period	12,409	10,521
Cash, cash equivalents and restricted cash, end of period	$15,338	$14,011
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$15,312	$13,985
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$15,338	$14,011
Supplemental disclosures of cash flow information:
Interest paid	$10	$10
Right-of-use assets obtained in exchange for lease liabilities	—	355
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$50	$683
Non cash impact of exercise price reset on outstanding warrants related to down round provisions	16	—
Issuance of common stock for the cashless exercise of warrants	—	1,274
Fair value of warrants issued to placement agent	384	55
Fair value of warrants issued to underwriter agent	—	459
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	—	58
Insurance financing arrangements included in prepaid and other assets and other noncurrent assets	461	784
Purchase of property and equipment included in accounts payable and accrued liabilities	—	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Business and Financial Condition

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) became a wholly owned subsidiary of Seneca Biopharma Inc. (“Seneca”) upon consummation of the merger (the “Merger”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Unless the context otherwise requires, references to the “Company,” “Palisade,” “Palisade Bio,” “we,” “our” or “us” in this report refer to Palisade Bio, Inc. and its subsidiaries. In addition, references to “Seneca” or “LBS” refer to these entities prior to the completion of the Merger.

Description of Business

Prior Business Focus

On August 9, 2023, the Company announced topline data from its U.S. Phase 2 PROFILE study. The data showed that its lead therapeutic candidate at the time, LB1148, did not achieve the primary endpoint in this trial of preventing post-surgical adhesions in patients who underwent bowel resection surgery. Based on the U.S. Phase 2 PROFILE study data, the Company did not believe the safety and efficacy results supported further development of LB1148, and accordingly, the Company terminated all further development of LB1148, including its U.S. Phase 3 Return of Bowel Function Study.

Change in Strategic Focus

On September 1, 2023, the Company entered into a research collaboration and license agreement with Giiant Pharma, Inc. (“Giiant”) (the "Giiant License Agreement"). The Giiant License Agreement provides the Company with the exclusive worldwide rights to develop, manufacture and commercialize all of Giiant’s current and future technologies, including the Company’s new lead asset, PALI-2108 (formerly GT-2108), an orally administered, locally-acting, colon-specific phosphodiesterase-4 (PDE4) inhibitor prodrug in development for patients affected by moderate-to-severely active ulcerative colitis. Pursuant to the terms of the Giiant License Agreement, the Company will pay a portion of the joint development costs until the first approval of an investigational new drug approval in the United States ("IND") or clinical trial application in Canada ("CTA"), and will thereafter assume all development, manufacturing, and commercialization costs. Additionally, per the Giiant License Agreement, the Company will pay (i) certain milestone payments (in cash or stock at the Company's election) and (ii) royalty payments. Refer to Note 8, Collaborations and License Agreements, for a full discussion of the Giiant License Agreement.

Upon entering into the Giiant License Agreement, the Company’s focus became the development and commercialization of PALI-2108 for the treatment of inflammatory bowel disease (IBD).

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had an accumulated deficit of $118.5 million and cash and cash equivalents of $15.3 million. The Company expects to continue to incur losses into the foreseeable future. The successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to clinical trial accruals, contingent consideration liabilities, and its derivative financial instruments. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Restricted Cash

As of September 30, 2023 and December 31, 2022, the Company held restricted cash of $26,000, in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. As of September 30, 2023 and December 31, 2022, deferred equity issuance costs of $75,000 and $114,000, respectively, were included in prepaid and other current assets in the condensed consolidated balance sheets. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the three and nine months ended September 30, 2023, the Company netted previously deferred equity issuance costs associated with its shelf registration statement of approximately $6,000 against the additional paid-in capital recognized in conjunction with the September 2023 Offering (see Note 6).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, debt, liability-classified warrants and contingent consideration obligations. The carrying amounts of financial instruments such as cash equivalents, restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The Company invests its excess cash in money market funds which are classified as level 1 in the fair value hierarchy defined below, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The carrying value of the Company’s debt as of September 30, 2023 and December 31, 2022 approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s derivative financial instruments, consisting of its liability-classified warrants, and its contingent consideration obligation, are carried at fair value based on level 3 inputs as defined below. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

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

Further information on the fair value of financial instruments can be found in Note 5, Fair Value Measurements.

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

Milestone Revenue

The Company uses the revenue recognition guidance established by ASC 606, Revenue From Contracts With Customers (“ASC 606”). When an agreement falls under the scope of other standards, such as ASC 808, Collaborative Arrangements, the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. The Company currently does not have any collaborative arrangements with counterparties that are also considered customers. For arrangements that include amounts to be paid to the Company upon the achievement of certain development milestones of technology licensed by the Company, the Company recognizes such license revenue using the most likely method. At the end of each reporting period, the Company re-evaluates the probability or achievement of any potential milestones and any related constraints, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. For the nine months ended September 30, 2023, $0.3 million of license revenue related to milestones achieved on licensed technology was recognized as revenue. There was no license revenue recognized by the Company in the three months ended September 30, 2023, or the three and nine months ended September 30, 2022.

Contingent Consideration Obligations

Pursuant to the Giiant License Agreement, the Company incurred a contingent consideration obligation consisting of milestone payments, which are recognized as a liability measured at fair value, and ongoing royalty payments of five percent of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses third parties of any products developed from the assets licensed under the Giiant License Agreement (See Note 8). Because the contingent consideration associated with the milestone payments may be settled in shares of the Company's common stock, the Company has determined it should be accounted for under ASC 480 and accordingly has recognized it as a liability measured at its estimated fair value at the date of issuance. At each reporting date, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in In-process research and development in the condensed consolidated statements of operations. The Company has determined that the contingent consideration associated with the royalty payments should be recognized as a liability when they are probable and estimable, in accordance with ASC 450, Contingencies.

Research and Development Costs

Research and development expenses consist primarily of salaries and other personnel related expenses including stock-based compensation costs, and, to the extent applicable, may include pre-clinical costs, clinical trial costs, costs related to acquiring and manufacturing clinical trial materials, and contract services. All research and development costs are expensed as incurred. Pursuant to situations whereby the Company performs any research and development or manufacturing activities under a co-development agreement, the Company records the expense reimbursements from the co-development partner as a reduction to research and development expense once the reimbursement amount is approved for payment by the co-development partner. Expense reimbursements made to Giiant pursuant to the terms of the Giiant License Agreement for qualifying development costs are expensed as research and development costs as incurred. In the three and nine months ended September 30, 2023, the expense reimbursements due to Giiant under the Giiant License Agreement were insignificant.

Clinical Trial Expenses

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to the Company’s contract arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s service providers will temporarily exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical milestones. The Company makes estimates of its accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense balance accordingly. As of September 30, 2023 and December 31, 2022, the Company has accrued $285,000 and $184,000, respectively, in clinical trial expenses for which services have been provided but the Company has not yet been invoiced as of the balance sheet date. Clinical trial expenses are recognized in research and development expenses in the condensed consolidated statements of operations in the period incurred.

In-Process Research and Development Expenses

In-process research and development ("IPR&D") expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects, including certain transaction costs, acquired directly in a transaction other than a business combination, that do not have an alternative future use. In the three and nine months ended September 30, 2023, the Company recognized the fair value of the contingent consideration milestone payment obligation associated with the

Giiant License Agreement, including transaction related costs, in In-process research and development expenses in the condensed consolidated statements of operations.

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

Stock-Based Compensation

The Company’s stock-based compensation expense generally includes time-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”). The Company accounts for forfeitures as they occur for each type of award as a reduction of expense. Stock-based compensation expense related to time-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period, which is usually the vesting period. The Company estimates the fair value of employee and non-employee stock option grants using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions, which include the expected term of the award, the expected stock price volatility, risk-free interest rate, and expected dividends over the expected term of the award. Stock-based compensation expense represents the cost of the estimated grant date fair value of employee and non-employee stock option grants recognized ratably over the requisite service period of the awards, which is usually the vesting period. For PSUs with vesting subject to market conditions, the fair value of the award is determined at grant date using the Monte Carlo simulation model, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied. The Monte Carlo simulation model considers a variety of potential future scenarios under the market condition vesting criteria, including but not limited to share prices for the Company and its peer companies in a selected market index.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock-based awards and equivalents, and common stock warrants. For purposes of this calculation, stock-based awards and common stock warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and nine months ended September 30, 2023 and September 30, 2022 were calculated under the if-converted and treasury stock methods. For the three and nine months ended September 30, 2023 and September 30, 2022, basic and diluted net loss per common share were the same as all common stock equivalents were anti-dilutive for both periods.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net loss per common share:
Net loss	$(3,596)	$(3,991)	$(9,329)	$(10,540)
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	(16)	—	(16)	—
Net loss attributable to common shares - basic and diluted	$(3,612)	$(3,991)	$(9,345)	$(10,540)
Weighted average shares used in calculating basic and diluted net loss per common share	7,344,351	974,197	6,031,099	572,684
Basic and diluted net loss per common share	$(0.49)	$(4.10)	$(1.55)	$(18.40)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	September 30,
	2023	2022
Stock options	543,188	51,650
Restricted stock units	342,970	—
Warrants for common stock	4,080,908	2,458,470
Series A Convertible Preferred Stock	129	129
Total	4,967,195	2,510,249

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted this standard as of January 1, 2023 and determined it did not have a material impact on its condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2023.

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$562	$581
Other receivables	135	1,438
Prepaid subscriptions and fees	160	157
Prepaid software licenses	17	54
Deferred equity issuance costs	75	114
Prepaid other	5	6
	$954	$2,350

Other receivables as of December 31, 2022 includes a $1.4 million receivable for the cash exercise price of common stock purchase warrants that had been exercised but the cash had not yet been received by the Company as of the December 31, 2022 balance sheet date. The entire amount of this other receivable was received in January 2023.

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance, less current portion	$529	$682
Other noncurrent assets	12	12
	$541	$694

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued accounts payable	$357	$69
Accrued clinical trial costs	285	184
Accrued director stipends	106	141
Accrued severance and benefits (Note 9)	—	180
Accrued other	46	—
	$794	$574

4. Common Stock Warrants

The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholder’s equity (deficit) at the date of grant at the relative fair value at that grant date. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in non-current liabilities. The Company had common stock warrants outstanding of 4,080,908 and 1,055,672 at September 30, 2023 and December 31, 2022, respectively. Of the Company's common stock warrants exercisable at September 30, 2023, (i) 205,201 common stock warrants have an exercise price of $0.84, (ii) 1,012,631 common stock warrants have an exercise price of $2.375, (iii) 2,272,723 common stock warrants have an exercise price of $2.64, (iv) 136,363 common stock warrants have an exercise price of $3.30, (v) 63,158 common stock warrants have an exercise price of $2.9668, (vi) 140,364 common stock warrants have an exercise price of $1.05, and (vii) the remaining 250,468 common stock warrants have a weighted-average exercise price of $104.24. Only the 205,201 common stock warrants outstanding that have an exercise price of $0.84 are subject to down round price reset provisions.

Liability-Classified Warrants

The Company accounts for certain of its warrants as liability-classified in accordance with ASC 480 and ASC 815.

Senior Secured Promissory Note Warrants

In connection with the transactions contemplated by the Merger, on December 16, 2020, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an investor (the "Investor") pursuant to which, among other things, the Company agreed to issue warrants to purchase shares of the Company’s common stock (“Senior Secured Promissory Note Warrants”). The Senior Secured Promissory Note Warrants expire five years from the date of registration of the warrants, or August 10, 2026. As of September 30, 2023, the Senior Secured Promissory Note Warrants outstanding were exercisable for 17,177 shares of the Company’s common stock at an exercise price of $194.00 per common stock warrant.

May 2021 Warrants

On May 20, 2021, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investor warrants to purchase shares of common stock (the “May 2021 Warrants”). All of the outstanding May 2021 Warrants were exercised by the investor in the fourth quarter of 2021 and the first quarter of 2022 in exchange for 26,186 shares and 79,886 shares of the Company's common stock, respectively. As of September 30, 2023, there are no May 2021 Warrants outstanding.

July 2021 Warrants

On July 21, 2021, the Company and the Investor entered into an agreement to waive certain provisions of the previous Security Purchase Agreement (the "July 2021 Waiver Agreement"). As consideration for the July 2021 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company's common stock (the "July 2021 Warrants"). The July 2021 Warrants expire five years from the date of registration of the warrants, or August 19, 2026. As of September 30, 2023, the July 2021 Warrants outstanding were exercisable for 22,000 shares of the Company’s common stock at an exercise price of $181.50 per common stock warrant.

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

As consideration for the foregoing, pursuant to the January 2022 Waiver Agreement, the Company issued the Investor additional warrants to purchase shares of the Company’s common stock (the “January 2022 Warrants”). The initial fair value of the January 2022 Warrants was determined to be $1.1 million and is included in loss on issuance of warrants in the consolidated statements of operations for the nine months ended September 30, 2022.

The January 2022 Warrants expire five and a half years from the date of issuance, or July 31, 2027. As of September 30, 2023, the January 2022 Warrants outstanding were exercisable for 45,000 shares of the Company’s common stock at an exercise price of $55.00 per common stock warrant.

Equity-Classified Warrants

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. Equity-classified warrants are recorded in equity based on their relative fair value on the date of issuance.

The exercise price of certain of the Company's outstanding equity-classified warrants can be adjusted in the event of issuances of the Company's common stock at a price lower than the exercise price of those warrants then in effect (the “Down Round Feature”). During the three and nine months ended September 30, 2023, the Down Round Feature was triggered on 205,201 of the Company's outstanding equity-classified warrants due to the September 7, 2023 announcement of an agreement to issue common stock of the Company (see September 2023 Offering at Note 6). As a result of the triggering of the Down Round Feature, the exercise price of any outstanding warrants including the Down Round Feature was adjusted down to $0.84, which represents the price per share of the equity being offered in the September 7, 2023 announcement.

The Company calculated the value of the effect of Down Round Feature measured as the difference between the fair of the warrants impacted, using a Monte Carlo valuation model, immediately before and immediately after the Down

Round Feature was triggered using the original exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature of $16,000 and was recognized as a deduction from the loss available to common shareholders for the three and nine months ended September 30, 2023. The exercise price of any outstanding warrants subject to down round price reset provisions will continue to be adjusted in the event the Company issues additional shares of common stock below the current exercise price, in accordance with the terms of the warrants. Only 205,201 common stock warrants outstanding as of September 30, 2023 are subject to down round price reset provisions.

January 2023 Registered Direct Offering and Private Placement Warrants

In connection with the January 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on January 4, 2023 the Company issued (i) 37,000 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749 per warrant, with such warrants having an exercise price of $0.0001 per warrant and a perpetual term (ii) 538,789 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.3749 per warrant, with such warrants having an exercise price of $0.0001 per warrant and a perpetual term; (iii) 1,052,631 warrants to purchase shares of the Company's common stock at an exercise price of $2.375 per share and a term of five years, and (iv) 63,158 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $2.9688 per share and a term of five years. All of the warrants issued in the January 2023 Offering were determined to be equity-classified. As of September 30, 2023, all of the pre-funded warrants issued with the January 2023 Offering have been exercised for shares of the Company's common stock.

April 2023 Registered Direct Offering and Private Placement Warrants

In connection with the April 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on April 3, 2023 the Company issued (i) 1,061,164 pre-funded warrants to purchase shares of the Company's common stock at a purchase price of $2.6399, with such warrants having an exercise price of $0.0001 per share and a perpetual term, (ii) 2,272,723 warrants to purchase shares of the Company's common stock at an exercise price of $2.64 per share and a term of five years from the date of issuance, and (iii) 136,363 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $3.30 per share and a term of five years. All of the warrants issued in the April 2023 Offering were determined to be equity-classified. As of September 30, 2023, all of the pre-funded warrants issued with the April 2023 Offering have been exercised for shares of the Company's common stock.

September 2023 Offering

In connection with the September 2023 Offering (see Note 6, Stockholders' Equity (Deficit)), on September 11, 2023 the Company issued 140,364 warrants to purchase shares of the Company's common stock to the offering placement agent at an exercise price of $1.05 per share and a term of five years and are immediately exercisable from issuance (the "September 2023 Placement Agent Warrants"). The fair value of the September 2023 Placement Agent Warrants was recognized by the Company as an equity issuance cost which reduced the additional paid-in capital recognized from the September 2023 Offering.

The following table summarizes warrant activity during the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2022	1,055,672	$26.48	3.32
Granted	5,302,192	1.75	4.64
Exercised	(2,203,993)	0.61	0.73
Forfeited, expired or cancelled	(72,963)	2.56	—
Warrants outstanding, September 30, 2023	4,080,908	8.67	4.38

5. Fair Value Measurements

Contingent Consideration Obligations

Pursuant to the Giiant License Agreement entered into on September 1, 2023, the Company incurred a contingent consideration obligation related to future milestone payments. The Company has an obligation to make contingent consideration payments to Giiant upon the achievement of development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election. Because the contingent consideration may be settled in shares of the Company's common stock, the Company has determined it should be accounted for under ASC 480, Distinguishing Liabilities from Equity, and accordingly has recognized it as a liability measured at its estimated fair value at the date of issuance.

At each reporting date, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in In-process research and development in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model which estimates the likelihood of success in achieving each of the defined milestones which is then discounted to present value using the Company's borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

As of September 1, 2023, the date the contingent consideration obligation was incurred, the fair value of the liability was determined to be approximately $212,000. There was no change in the fair value of the contingent consideration obligation in the three and nine months ended September 30, 2023. As of September 30, 2023, the fair value of the contingent consideration obligation of approximately $212,000 was recognized as a noncurrent liability in the condensed consolidated balance sheet.

Liability-Classified Warrants

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

As of September 30, 2023, the fair value of the Senior Secured Promissory Note Warrants outstanding was determined using a Black-Scholes option pricing model valuation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the Senior Secured Promissory Note Warrants outstanding.

As of September 30, 2023, the fair value of each of the July 2021 Warrants outstanding and the January 2022 Warrants outstanding was determined using a Monte Carlo simulation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of each of the July 2021 Warrants outstanding and January 2022 Warrants outstanding.

The following table summarizes the activity of the Company’s Level 3 warrant liabilities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant Liabilities	2023	2022	2023	2022
Fair value at beginning of period	$2	$469	$61	$2,651
Initial fair value at the original issuance date	—	—	—	1,110
Change in fair value during the period	—	(385)	(59)	(2,403)
Fair value of liability classified warrants exercised	—	—	—	(1,274)
Fair value at end of period	$2	$84	$2	$84

The change in fair value of warrant liabilities during the three and nine months ended September 30, 2023 and 2022 is included in Other income (expense) in the condensed consolidated statements of operations.

6. Stockholders’ Equity (Deficit)

Classes of Stock

Common Stock

As of September 30, 2023, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of September 30, 2023, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of September 30, 2023, the Company's Series A Convertible Preferred Stock issued in the amount of 200,000 preferred stock shares is convertible into 129 shares of common stock.

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

Gross cash proceeds from the January 2023 Offering were approximately $2.5 million and net cash proceeds were approximately $2.2 million after deducting equity issuance costs of approximately $0.3 million, which excludes the grant date fair value of the January 2023 Placement Agent Warrants of approximately $0.2 million.

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

Gross cash proceeds from the April 2023 Offering were approximately $6.0 million and net cash proceeds were approximately $5.3 million after deducting cash equity issuance costs of approximately $0.7 million, which excludes the grant date fair value of the April 2023 Placement Agent Warrants of approximately $0.2 million.

September 2023 Equity Offering

On September 7, 2023, the Company entered into securities purchase agreements with certain institutional investors, pursuant to which the Company agreed to sell and issue an aggregate of 2,339,398 shares of the Company’s common stock, par value $0.01 per share, at a purchase price per share of $0.84 (the “September 2023 Offering”). The shares of the Company's common stock offered in the September 2023 Offering were pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The September 2023 Offering closed on September 11, 2023.

Gross cash proceeds from the September 2023 Offering were approximately $2.0 million and net cash proceeds were approximately $1.7 million after deducting cash equity issuance costs of approximately $0.3 million, which excludes the grant date fair value of the September 2023 Placement Agent Warrants of approximately $0.1 million. The fair value of the September 2023 Offering Placement Agent Warrants was recognized by the Company as an equity issuance cost.

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

In April 2021, in connection with the closing of the Merger, the Company’s shareholders approved the Palisade Bio, Inc. 2021 Equity Incentive Plan (the “2021 EIP Plan”). In June 2023, the Company's shareholders approved amendments to the 2021 EIP Plan to increase (i) the number of shares of common stock issuable under the plan by 708,072 shares and (ii) the annual evergreen share increase amount from 4% to 7.5% of the outstanding shares of common stock on January 1 of each year. As of September 30, 2023, there were 73,462 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 EIP Plan.

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

All employees are eligible to participate in the ESPP while employed by the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed $25,000 or 10,000 shares of the Company's shares of common stock each offering period, as defined in the ESPP, at a price equal to 85% of the fair value of the Company's common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The first offering period under the plan commenced on July 1, 2023 and will end on November 20, 2023. As of September 30, 2023, there were 144,547 shares of the Company's common stock authorized and available under the ESPP and there have been no shares issued under the ESPP.

The Company estimates the fair value of ESPP grants on their grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP grants is amortized on a straight-line basis over the requisite service period of the grants. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP grants. ESPP compensation expense for the three and nine months ended September 30, 2023 was approximately $10,000.

In November 2021, the Company's compensation committee of the Company's board of directors (the "Board") adopted the Palisade Bio, Inc. 2021 Inducement Award Plan (the "2021 Inducement Plan"). The 2021 Inducement Plan was adopted in order to grant equity-based awards to individuals not previously employed by the Company, as an inducement to join the Company. On August 7, 2023, the Company's compensation committee of the Board approved an increase in the shares of the Company's common stock authorized and available for issuance to 1,000,000 shares. As of September 30, 2023, there were 916,640 shares of the Company's common stock authorized and available for issuance as equity-based awards under the 2021 Inducement Plan.

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

The fair value of options granted in the nine months ended September 30, 2023 and September 30, 2022 is estimated as of the grant date using the Black-Scholes option pricing model using the assumptions in the following table:

	Nine Months Ended September 30,
	2023	2022
Weighted-average exercise price per share	$1.64	$40.32
Weighted-average expected term (years)	5.64	5.81
Weighted-average risk-free interest rate	3.98%	2.30%
Weighted-average expected dividend yield	—	—
Weighted-average volatility	68.75%	73.66%

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

The following table summarizes stock option activity and related information under the 2013 Plan, the 2021 EIP Plan and the 2021 Inducement Plan for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	43,658	$311.74	6.08	$—
Granted	510,160	1.64	9.72	—
Exercised	—	—	—	—
Forfeited, expired or cancelled	(10,630)	238.00	—	—
Outstanding at September 30, 2023	543,188	21.91	9.56	—
Vested and expected to vest at September 30, 2023	543,188	21.91	9.56	—
Exercisable at September 30, 2023	64,155	165.86	8.51	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.93 per share. The fair value of the options vested during the nine months ended September 30, 2023 was approximately $241,000.

On February 6, 2023, the Company granted to certain members of management a total of 81,500 stock options that were conditional subject to shareholder approval (the "Conditional Stock Options"), which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. Accordingly, the Company began to recognize share-based compensation expense related to the Conditional Stock Options during the three and nine months ended September 30, 2023 ratably to the vesting of the awards.

Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted under the 2021 EIP Plan and 2021 Inducement Plan time-based restricted stock units ("RSUs") to employees. The RSUs generally vest proportionally each quarter over a term of one or three years.

The following table summarizes RSU activity and related information under the 2021 EIP Plan and the 2021 Inducement Plan for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)
Non-vested at December 31, 2022	—	$—	—
Granted	380,102	1.58	—
Vested	(34,653)	2.48	—
Forfeited	(2,479)	3.15	—
Non-vested at September 30, 2023	342,970	1.49	2.12

The fair value of the RSUs vested during the nine months ended September 30, 2023 was approximately $55,000.

On February 6, 2023, the Company granted to certain members of management a total of 59,500 RSUs that were conditional subject to shareholder approval (the "Conditional RSUs"), which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. Accordingly, the Company began to recognize share-based compensation expense related to the Conditional RSUs during the three and nine months ended September 30, 2023 ratably to the vesting of the awards.

Performance Based Stock Units

On February 6, 2023, the Company granted to certain members of management a total of 68,700 market-based performance restricted stock units ("PSUs") which vest (a) 50% when the volume weighted average price of the Company’s common stock over 20 consecutive trading days is $3.20 or greater ("vesting Tranche 1"), and (b) 50% when such volume weighted average price of the Company’s common stock over 20 consecutive trading days is $4.25 or greater ("vesting Tranche 2"). The PSUs were conditional subject to shareholder approval, which such approval was received at the Company's annual shareholder meeting held on June 8, 2023. The fair value of each of the market-based vesting tranches of the PSUs was determined using a Monte Carlo simulation model which considered a variety of potential share prices for the Company's common stock. The weighted-average grant date fair value per share of vesting Tranche 1 and vesting Tranche 2 of the PSUs was $1.50 per award share and $1.47 per award share, respectively, and was determined using the following key assumptions: (i) a risk-free interest rate of 3.74%, (ii) expected stock price volatility of 76.6%, (iii) a cost of equity of 27.99%, and (iv) an expected contractual life of 9.66 years. As shareholder approval of the PSUs was received, the Company is recognizing the share-based compensation expense associated with the PSUs ratably over the derived service period of 1.75 years for Tranche 1 and 2.48 years for vesting Tranche 2, regardless of whether or not the market condition for vesting is satisfied. None of the PSUs vested during the nine months ended September 30, 2023 and all of the PSUs granted during the nine months ended September 30, 2023 remain outstanding as of September 30, 2023.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development expense	$70	$63	$186	$174
General and administrative expense	122	189	243	772
Total	$192	$252	$429	$946

As of September 30, 2023, the unrecognized compensation cost related to outstanding options was $0.7 million, which is expected to be recognized over a weighted-average period of approximately 1.89 years and the unrecognized compensation cost related to outstanding time-based and performance-based RSUs was $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.12 years.

8. Collaborations and License Agreements

Research Collaboration and License Agreement with Giiant

On September 1, 2023 (the “Effective Date”), the Company entered into the Giiant License Agreement whereby the Company has received an exclusive, worldwide license (with the right to sublicense in multiple tiers) to develop, manufacture, and commercialize substantially all of the assets of Giiant, including: (i) the PALI-2108 (formerly GT-2108) compound, and (ii) the PALI-1908 (formerly GT-1908) compound and the associated intellectual property around each of the foregoing (the “Giiant Licensed Assets”). The Giiant License Agreement has a perpetual term.

Pursuant to the Giiant License Agreement, the Company and Giiant have established a joint development committee (“JDC”), consisting of one Giiant appointee and two Company appointees. The JDC will be responsible for: (i) overseeing the day-to-day development of the Giiant Licensed Assets through Proof of Concept (as defined below), and (ii) creation and implementation of the development plan and development budget for such development (the “Giiant Development Plan”) and any amendments or updates thereto.

Prior to receiving regulatory approval to commence a Phase 1 clinical trial (as such term is defined in the Giiant License Agreement) (the “Proof of Concept”), each of the Company and Giiant shall be solely responsible for all costs and expenses incurred by such party for the joint development of the Giiant Licensed Assets, except as set forth in the Giiant Development Plan. Prior to reaching the Proof of Concept, the Company will reimburse Giiant up to an amount in the low seven-digit range for costs and expenses incurred by them, subject to increase upon unanimous consent of all members of the JDC, and provided that the costs and expenses are included in the Giiant Development Plan budget and are approved by the JDC. Upon reaching the Proof of Concept, the Company will be solely responsible for all costs and expenses incurred for the development, manufacturing, regulatory and commercialization of the Giiant Licensed Assets.

As consideration for the Licensed Assets, the Company will (i) make payments between the mid six-digit range and low seven-digit range upon the achievement of development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“ Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of five percent of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties (“Payment Cap”).

In the event that Giiant desires to sell or assign any rights to receive the Giiant License Payments, it will be required to notify Company of such offer or proposal (“Offer Notice”). The Company will then have a right of first refusal for thirty days from the receipt of such Offer Notice, to acquire the rights and obligations contained in such Offer Notice on the same terms.

The Company may unilaterally terminate the Giiant License Agreement for: (i) convenience ("Company Convenience Termination"), (ii) the failure to achieve Proof of Concept within eighteen months of September 1, 2023, subject to extension upon the occurrence of certain event (“Proof of Concept Termination”), or (iii) a material breach by Giiant, that is not cured within ninety (90) days of written notice (“Giiant Material Breach Termination”).

In the event of a Company Convenience Termination, the Giiant License Agreement will be terminated and Giiant will retain unencumbered ownership of the Giiant Licensed Assets and no further License Payments will be required of Company.

In the event of a Proof of Concept Termination or Giiant Material Breach Termination, the Company may elect to terminate the Giiant License Agreement. In such instance, the Company will remain obligated to continue making the Giiant License Payments, if any, if and when they become due.

Giiant may unilaterally terminate the Giiant License Agreement only for a material breach by Company that is not cured within ninety days of written notice (“Company Material Breach Termination”) provided however that upon the Payment Cap being achieved, that right will terminate and the Giiant License Agreement will become perpetual. In the event of a Company Material Breach Termination, the Giiant License Agreement, including the License will be terminated and Giiant will retain unencumbered ownership of the Giiant Licensed Assets, including any improvements made up until such termination and the Company will be under no further obligations.

Co-Development and Distribution Agreement with Newsoara

LBS has entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). Pursuant to the Newsoara Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Newsoara Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Newsoara Licensed Products only include the drug asset referred to as LB1148. The right includes the right to grant sublicenses to third parties, subject to LBS’ written consent, provided that both parties agreed that Newsoara would be permitted to use a certain partner for development purposes. The Newsoara Co-Development Agreement obligates Newsoara to initially use LBS as the exclusive supplier for all of Newsoara’s requirements for Newsoara Licensed Products in the Territory. During the term of the Newsoara Co-Development Agreement, Newsoara may request to manufacture the Newsoara Licensed Products in the Territory, subject to satisfying certain conditions to LBS' reasonable satisfaction. LBS is obligated to approve Newsoara manufacturing rights without undue refusal or delay. Where the Company performs any research and development or manufacturing activities under the Newsoara Co-Development Agreement, the Company records the expense reimbursement from Newsoara as a reduction to research and development expense.

In consideration of the rights granted to Newsoara under the Newsoara Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a development milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patents rights, and royalties paid by Newsoara third parties. To date, Newsoara has met all of its payment obligations under the Newsoara Co-Development Agreement.

During the nine months ended September 30, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under the Newsoara Co-Development Agreement during the first quarter of 2023. During the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, there were no milestone payments earned from Newsoara under the Newsoara Co-Development Agreement.

The Newsoara Co-Development Agreement will expire upon the later of the expiration date of the last valid claim of any licensed patent covering the Newsoara Licensed Products in the Territory. In addition, the Newsoara Co-Development Agreement can be terminated (i) by either party for the other party’s material breach that remains uncured for a specified time period after written notice or for events related to the other party’s insolvency, (ii) by LBS if Newsoara challenges or attempts to interfere with any licensed patent rights and, (iii) by Newsoara for any reason upon specified prior written notice.

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

In conjunction with the Newsoara Co-Development Agreement, the Company is obligated to pay the Regents a portion of the sublicense revenue ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. As of September 30, 2023 and December 31, 2022, sublicensing payables of approximately $46,000 and $13,000, respectively, were included in current liabilities in the condensed consolidated balance sheets.

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

As of September 30, 2023, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $224,000 and a current and noncurrent operating lease liability related to the Corporate Office Lease of $117,000 and $122,000, respectively. As of September 30, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $263,000, including imputed interest of $24,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 1.9 years.

Maturities of the Company's operating lease liabilities as of September 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$34
2024	136
2025	93
Total operating lease payments	263
Less: imputed interest	(24)
Total operating lease obligations	$239

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $32,000 and $97,000 in the three and nine months ended September 30, 2023 and $49,000 and $157,000 in the three and nine months ended September 30, 2022, respectively.

Insurance Financing Arrangements

Consistent with past practice, in June 2023, the Company entered into an agreement to finance certain insurance policies which renewed in May 2023. The financing arrangement entered into in June 2023 has a stated annual interest rate of 7.92% and is payable over a 9-month period with the first payment commencing June 30, 2023. The insurance financing arrangement is secured by the associated insurance policy. As of September 30, 2023 and December 31, 2022, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was $0.3 million and $0.1 million, respectively.

Restructuring Costs

In order to better utilize the Company’s resources on the implementation of its refocused clinical programs and corporate strategy, on September 9, 2022 the Company committed to a cost-reduction plan. This cost-reduction plan consisted of a reduction of approximately 20% in workforce to better align the Company’s resources with its proposed business plan.

As of December 31, 2022, the Company recognized accrued liabilities on its condensed consolidated balance sheets in the amount of approximately $180,000 related to severance and benefits owed pursuant to employment agreements and the execution of severance and release agreements associated with the restructuring, all of which was paid in cash in the nine months ended September 30, 2023. The Company recognized no restructuring expense related to the cost-reduction plan as of the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 and had no further liabilities recognized related to severance and benefits owed as September 30, 2023.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through September 30, 2023, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

10. Related Party Transactions

Director stipends

Unpaid cash stipends owed to the Company's directors for their annual board service are recorded on the Company’s condensed consolidated balance sheets within accrued liabilities. These liabilities were $105,625 and $141,250 as of September 30, 2023, and December 31, 2022, respectively.

Separation agreement with former Chief Executive Officer

On October 11, 2022, the Company entered into a separation agreement with its former Chief Executive Officer whereby the parties agreed to a mutual release of claims. Subsequent to paying an aggregate of $22,000 pursuant to the terms of the separation agreement, the Company determined that it is not probable that any additional compensation would be due to the former Chief Executive Officer and therefore, the Company has not recognized any accrual related to compensation or benefits owed pursuant to the separation agreement as of September 30, 2023.

11. Subsequent Events

In order to better utilize the Company’s resources on the implementation of its refocused business plans and corporate strategy, on October 27, 2023, the Company committed to a reduction in workforce. This consisted of a 25% reduction in workforce that were no longer deemed critical for the Company’s development of PALI-2108.

Associated with the reduction in workforce, the Company will recognize costs of approximately $0.2 million in the fourth quarter of 2023 consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. You can identify these forward-looking statements because they involve the Company's expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere herein. The Company does not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

The Company recommends investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the condensed consolidated financial statements, and related notes thereto. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Palisade,” “Palisade Bio,” “the Company,” “we,” “us,” and “our” or similar designations in this report refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. In addition, references to “Seneca” and “Seneca Biopharma, Inc.” are to the Registrant prior to the completion of the Merger, as described below. Any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of the Merger, as described below. The information contained herein is current as of the date of this Quarterly Report (September 30, 2023), unless another date is specified. Any technology that the Company currently owns or may acquire the rights to in the future is referred to by the Company as either a “product candidate” or "product candidates". Additionally, any reference herein that refers to pre-clinical studies also refers to nonclinical studies.

The Merger

On April 27, 2021, Leading Biosciences, Inc. (“LBS”) became a wholly owned subsidiary of Seneca Biopharma Inc. (“Seneca”) upon consummation of the merger (the “Merger”) by and among Seneca, Townsgate Acquisition Sub 1, Inc., a wholly owned subsidiary of Seneca (“Merger Sub”), and LBS, pursuant to which Merger Sub merged with and into LBS, with LBS surviving as a wholly owned subsidiary of Seneca. Immediately following the Merger, Seneca changed its name to “Palisade Bio, Inc.”

Prior Business Focus

On August 9, 2023, the Company announced topline data from its U.S. Phase 2 PROFILE study. The data showed that its lead therapeutic candidate at the time, LB1148, did not achieve the primary endpoint in this trial of preventing post-surgical adhesions in patients who underwent bowel resection surgery. Based on the U.S. Phase 2 PROFILE study data, the Company did not believe the safety and efficacy results supported further development of LB1148, and accordingly, the Company terminated all further development of LB1148, including its U.S. Phase 3 Return of Bowel Function Study.

Change in Strategic Focus

On September 1, 2023, the Company entered into a research collaboration and license agreement with Giiant Pharma, Inc. (“Giiant”) (the "Giiant License Agreement"). The Giiant License Agreement provides the Company with the exclusive worldwide rights to develop, manufacture and commercialize all of Giiant’s current and future technologies, including the Company’s new lead asset, PALI-2108 (formerly GT-2108), an orally administered, locally-restricted, colon-specific phosphodiesterase-4 (PDE4) inhibitor prodrug in development for patients affected by moderate-to-severely active ulcerative colitis.

Upon entering into the Giiant License Agreement, the Company’s focus became the development and commercialization of PALI-2108 for the treatment of inflammatory bowel disease ("IBD").

As a result of the Company’s business plan materially changing, the risk factors contained in Part II Item 1A. Risk Factors in this Quarterly Report on Form 10-Q should be read and reviewed within the context of the Company’s new development plan, specifically the development and commercialization of PALI-2108.

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
•
Results of Operations — Analysis of the Company's financial results comparing the three and nine months ended September 30, 2023 and 2022.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of the Company's financial condition and future liquidity needs.

Executive Overview

Palisade is a biopharmaceutical company developing novel targeted therapeutics for serious chronic gastrointestinal diseases. The Company’s strategic focus is the pre-clinical and clinical development of its lead product candidate, PALI-2108, which is at an early stage of development.

PALI-2108

PALI-2108 is a precision orally administered, locally-restricted, colon-specific phosphodiesterase-4 (PDE4) inhibitor prodrug in early-stage development for patients affected by moderate-to-severely active ulcerative colitis. The Company also believes that PALI-2108 may be an effective treatment for Crohn’s disease. PALI-2108 is currently undergoing investigational new drug approval in the United States ("IND") and clinical trial application in Canada ("CTA") enabling studies including nonclinical safety and toxicology, chemistry, manufacturing and controls and completing the validation of pharmacokinetic/pharmacodynamics assays. The Company believes it will be able to complete nonclinical IND/CTA enabling activities by the end of the third quarter of 2024 and plans to submit its initial IND/CTA prior to the end of 2024.

Market

The Company believes that if developed and approved for marketing, PALI-2108 could be an effective treatment for IBD. The Company’s initial indications for PALI-2108 are:

•
Ulcerative colitis. A condition involving inflammation and sores (ulcers) along the lining of the large intestine (colon) and rectum.
•
Crohn's disease. A condition characterized by the inflammation of the lining of the digestive tract, which often can involve the deeper layers of the digestive tract. Crohn's disease most commonly affects the small intestine. However, it can also affect the large intestine and uncommonly, the upper gastrointestinal tract.

Both ulcerative colitis and Crohn's disease are usually characterized by diarrhea, rectal bleeding, abdominal pain, fatigue and weight loss. For some people, IBD is only a mild illness. For others, it's a debilitating condition that can lead to life-threatening complications. Based on statistics from the Centers for Disease Control and the United European Gastroenterology, it is estimated that globally, there are approximately 3.6 million individuals suffering from IBD, resulting in a combined global market opportunity of $20 billion by 2031 (Source: Global Data).

Giiant License Agreement

On September 1, 2023, the Company entered into the Giiant License Agreement. Under the terms of the Giiant License Agreement, the Company obtained the rights to develop, manufacture, and commercialize all compounds from Giiant, existing now and in the future, and any product containing or delivering any licensed compound, in any formulation or dosage for all human and non-human therapeutic uses for any and all indications worldwide, including those technologies that are the basis of PALI-2108. Pursuant to the terms of the Giiant License Agreement, pre-clinical development PALI-2108 will be jointly undertaken by the Company and representatives of Giiant and the Company will pay or reimburse a portion of the joint development costs. Upon the first approval of either an IND or CTA, the

Company will assume all development, manufacturing, regulatory and commercialization costs. Additionally, per the terms of the Giiant License Agreement, the Company will pay (i) certain milestone payments (in cash or stock at the Company's election) and (ii) royalty payments.

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

In September 2023, the Company completed an equity offering and for net cash proceeds of approximately $1.7 million consisting of gross cash proceeds of $2.0 million, less cash equity issuance costs of approximately $0.3 million.

The Company intends to use the net proceeds from these recent financings for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of IBD. Based upon the Company's cash and cash equivalents balance of $15.3 million as of September 30, 2023, the Company believes it has sufficient cash to fund its currently planned operations into the first quarter of 2025.

RESULTS OF OPERATIONS

Revenue

The Company generated no revenues from the sale of its proposed therapies for any of the periods presented. In the nine months ended September 30, 2023, the Company recognized licensing revenue of $0.3 million from the co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Co-Development Agreement”). During the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, there was no licensing revenue recognized by the Company.

Research and Development Expenses

Research and development expenses have historically consisted primarily of costs incurred for the clinical development of the Company's product candidate LB1148, which on August 9, 2023 the Company announced did not achieve the primary endpoint and therefore, the Company will no longer be pursuing its development. The research and development costs included:

•
salaries and employee-related costs, including stock-based compensation;
•
laboratory and vendor expenses related to the execution of pre-clinical and clinical trials;
•
expenses under agreements with third-party contract research organizations, investigative clinical trial sites that conduct research and development activities on the Company’s behalf, and consultants;
•
costs related to develop and manufacture pre-clinical study and clinical trial material; and
•
regulatory expenses.

While the decision has been made by the Company to no longer pursue the clinical development of LB1148, the Company continued to incur expenses related to its development in the third quarter of 2023 and expects to continue to incur expenses through the end of the year primarily associated with the closing down of the associated clinical trials, albeit at a lower amount than in previous periods. Although the nature of the Company's research and development expenses is expected to shift from clinical activities to those pre-clinical activities associated with the development of PALI-2108, the Company expects its overall net research and development expenses to remain consistent with prior periods.

The Company’s direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, Contract Research Organizations ("CROs"), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with its pre-clinical development, process development, manufacturing, clinical development, and regulatory activities. The Company does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. The Company primarily uses internal resources to conduct its research as well as for managing its pre-clinical and translational science development, process development, and clinical development activities. Pursuant to situations whereby the Company performs any research and development or manufacturing activities under a co-development agreement, the Company records the expense reimbursement from the co-development partner as a reduction to research and development expense once the reimbursement amount is approved for payment by the co-development partner. Pursuant to agreements whereby the Company performs research and development activities under a joint development plan, such as the Company's collaboration with Giiant, expense reimbursements made to Giiant pursuant to the terms of the Giiant License Agreement for qualifying development costs are expensed as research and development costs as incurred.

In-Process Research and Development Expenses

In-process research and development ("IPR&D") expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects, including certain transaction costs, acquired directly in a transaction other than a business combination, that do not have an alternative future use.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and employee-related costs and benefits, professional fees for legal, intellectual property, investor and public relations, accounting and audit services, insurance costs, director's fees and stipends, and general corporate expenses.

Going Concern

The Company believes it has sufficient cash to fund its currently planned operations into the first quarter of 2025. Notwithstanding, the Company’s management has evaluated all conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued, including: (i) the probability that significant changes to the Company’s anticipated level of operations, due to factors that are within or outside of the Company’s control, would cause the Company’s available cash as of the date of this filing to not be sufficient to fund its anticipated level of operations for the next 12 months, and (ii) the uncertainties of the cost and timing of the Company's efforts to in-license or acquire a new product candidate. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes the Company's results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses
Research and development	$1,742	$1,928	$(186)	(10)%
In-process research and development	362	—	362	n/a
General and administrative	1,674	2,075	(401)	(19)%
Restructuring costs	—	410	(410)	n/a
Total operating expenses	3,778	4,413	(635)	(14)%
Loss from operations	(3,778)	(4,413)	635	(14)%
Other income (expense):
Interest expense	(8)	(4)	(4)	100%
Other income	190	426	(236)	(55)%
Total other income, net	182	422	(240)	(57)%
Net loss	$(3,596)	$(3,991)	$395	(10)%

Research and Development Expenses

The $0.2 million, or 10%, decrease in research and development expenses from $1.9 million for the three months ended September 30, 2022 to $1.7 million for the three months ended September 30, 2023 is attributable to the Company concluding its U.S. Phase 2 PROFILE study of LB1148 in early third quarter of 2023 and its completion of enrollment in its dose-optimization study of LB1148 in the second quarter of 2023. The Company has subsequently concluded it will no longer pursue the development of LB1148 and has begun to close down its PROFILE study. Comparatively, in the third quarter of 2022, the Company was actively enrolling its U.S. Phase 2 PROFILE study and incurring expenses while initiating its U.S. Phase 3 INTEGRITY study for the accelerated return of bowel function following GI surgery. Accordingly, drug-manufacturing related expenses decreased by approximately $0.5 million, investigator site fees decreased by approximately $0.2 million, and clinical trial consultants and contract labor decreased by approximately $0.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Also contributing to the year-over-year decrease was lower research and development salaries and benefits of approximately $0.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in research and development employee headcount.

Partially offsetting these decreases in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was (i) an increase of approximately $0.4 million in translational research costs, (ii) an increase of approximately $0.2 million in clinical trial vendor costs, primarily attributable to the data management activities and statistical analysis associated with closing down of the U.S. Phase 2 PROFILE study, U.S. Phase 1 dose-optimization study, and the U.S. Phase 3 INTEGRITY study, and (iii) an increase in recruiting costs of $0.1 million associated with the Company's efforts to identify and hire additional key research and development employees, specifically the Company's new Chief Medical Officer hired on September 5, 2023.

In-process research and development

In connection with the Giiant License Agreement entered into by the Company, in the three months ended September 30, 2023 the Company recognized In-process research and development expenses in the amount of $0.4 million, which consisted of the fair value of the contingent consideration milestone payment obligation in the amount of $0.2 million and transaction related costs in the amount of $0.2 million. There were no such expenses recognized in the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million, or 19%, from $2.1 million for the three months ended September 30, 2022 to $1.7 million for the three months ended September 30, 2023, primarily as a result of cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022. Compared to the three months ended September 30, 2022, general and administrative employee compensation costs in the three months ended September 30, 2023 decreased by approximately $0.4 million primarily due to a $0.3 million decrease in salaries and benefits and a $0.1 million decrease in stock-based compensation expense.

Restructuring Expenses

The Company recognized restructuring costs of $0.4 million for the three months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements with employees terminated under a cost-reduction plan announced on September 9, 2022. There were no restructuring costs or related liabilities recognized for the three months ended September 30, 2023.

Other income (expense)

Other income, net, for the three months ended September 30, 2023 includes dividend income of approximately $0.2 million from the Company's short-term investments of excess cash in money market funds with maturities of three months or less.

Other income, net, for the three months ended September 30, 2022 consists primarily of a $0.4 million non-cash gain associated with the revaluation of liability-classified warrants in the period.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes the Company's results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
License revenue	$250	$—	$250	n/a
Operating expenses
Research and development	5,160	4,204	956	23%
In-process research and development	362	—	362	n/a
General and administrative	4,644	7,259	(2,615)	(36)%
Restructuring costs	—	410	(410)	n/a
Total operating expenses	10,166	11,873	(1,707)	(14)%
Loss from operations	(9,916)	(11,873)	1,957	(16)%
Other income (expense):
Interest expense	(11)	(10)	(1)	10%
Other income	598	2,453	(1,855)	(76)%
Loss on issuance of warrants	—	(1,110)	1,110	n/a
Total other income, net	587	1,333	(746)	(56)%
Net loss	$(9,329)	$(10,540)	$1,211	(11)%

License revenue

During the nine months ended September 30, 2023, the Company recognized license revenue of $0.3 million earned upon the achievement of a milestone under Co-Development Agreement. During the nine months ended September 30, 2022, the Company recognized no license revenue.

Research and Development Expenses

The $1.0 million, or 23%, increase in research and development expenses from $4.2 million for the nine months ended September 30, 2022 to $5.2 million for the nine months ended September 30, 2023 is attributable to the Company's increased clinical trial activity related to both the Phase 2 PROFILE study and the Company's dose-optimization study, which initiated and completed enrollment in the second quarter of 2023. Although the Company has decided to no longer pursue the clinical development of LB1148 and is in the process of closing down the related clinical trial studies, increased clinical trial-related costs attributable to these studies in the first nine months of 2023 compared to the same period of 2022 resulted in higher research and development expenses. Clinical trial-related costs for the nine months ended September 30, 2023 increased approximately $1.5 million compared to the nine months ended September 30, 2022 primarily due to (i) a $1.0 million increase in translational research costs, (ii) a $0.3 million increase in clinical trial vendor costs, and (iii) a $0.2 million increase in investigator site fees. In addition, research and development employee compensation-related costs increased in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by approximately $0.3 million, primarily due to increased year-over-year headcount, and recruiting costs increased $0.2 million compared to the same period last year as a result of the Company's efforts to identify and hire additional key research and development employees, specifically the Company's Chief Medical Officer hired on September 5, 2023. Partially offsetting these increases in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was a decrease in drug manufacturing-related costs of $0.7 million and a decrease in regulatory activities of $0.3 million.

In-process research and development

In connection with the Giiant License Agreement entered into by the Company, in the nine months ended September 30, 2022 the Company recognized In-process research and development expenses in the amount of $0.4 million, which consisted of the fair value of the contingent consideration milestone payment obligation in the amount of $0.2 million and transaction related costs in the amount of $0.2 million. There were no such expenses recognized in the nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased by approximately $2.6 million, or 36%, from $7.3 million for the nine months ended September 30, 2022 to $4.6 million for the nine months ended September 30, 2023, primarily as a result of cost-saving opportunities implemented by the Company in the third and fourth quarters of 2022, including those associated with the cost-reduction plan announced on September 9, 2022. Compared to the nine months ended September 30, 2022, general and administrative employee compensation costs in the nine months ended September 30, 2023 decreased by approximately $1.4 million compared to the nine months ended September 30, 2022 primarily due to a $0.9 million decrease in salaries and benefits and a $0.5 million decrease in stock-based compensation expense. Other decreases in general and administrative expenses during the nine months ended September 30, 2023 compared to the same period of last year include (i) a $0.4 million decrease in professional fees, investor relations fees, and shareholder services costs, (ii) a $0.3 million decrease in consultants and contract labor costs, (iii) a $0.2 million decrease in employee recruiting costs, (iv) a $0.1 million decrease in insurance costs, and (v) a $0.2 million decrease in general operating costs.

Restructuring Expenses

The Company recognized restructuring costs of $0.4 million for the nine months ended September 30, 2022, consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements with employees terminated under a cost-reduction plan announced on September 9, 2022. There were no restructuring costs or related liabilities recognized for the nine months ended September 30, 2023.

Other income (expense)

Other income, net, for the nine months ended September 30, 2023 includes primarily dividend income of approximately $0.5 million from the Company's short-term investments of excess cash in money market funds with maturities of three months or less and a non-cash gain of approximately $0.1 million associated with the revaluation of liability-classified warrants in the period.

Other income, net, for the nine months ended September 30, 2022 includes a $2.4 million non-cash gain associated with the revaluation of liability-classified warrants in the period, which was partially offset by a $1.1 million non-cash loss on the issuance of warrants. On January 31, 2022, the Company issued 45,000 warrants to certain investors as consideration for the waiver of certain rights pursuant to the underlying warrant agreements (the "January 2022 Warrants"). As a result of this issuance, the Company recognized a $1.1 million non-cash loss upon the issuance of the January 2022 Warrants, which represents the fair value of the warrants on the date of issuance.

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

Sources of Liquidity

Management expects the Company to incur substantial operating losses for the foreseeable future. The Company will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. The Company’s ability to raise additional capital may be adversely impacted by (i) general political or economic conditions, (ii) inflation, (iii) rising interest rates, (iv) ongoing supply chain disruptions, (v) the ongoing global conflicts, including those in the Ukraine and Middle East, (vi) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, (vii) or a resurgence of COVID-19, COVID-19 variants, or another pandemic. In the event the Company is unable to access additional capital, it may need to curtail or greatly reduce its operations, which could have a materially adverse impact on its business, financial condition, and results of operations.

Recent Equity Offerings

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

On September 11, 2023, the Company completed a registered direct offering pursuant to an effective shelf registration statement on Form S-3 filed with the SEC (the "September 2023 Offering"). Gross cash proceeds from the September 2023 Offering were $2.0 million and net cash proceeds were $1.7 million after deducting cash equity issuance costs of approximately $0.3 million.

Refer to Note 6, Shareholders' Equity (Deficit) for further details.

Warrant Exercises

During the nine months ended September 30, 2023, the Company received gross cash proceeds of approximately $2.8 million from common stock warrant exercises, approximately $1.4 million of which related to common stock warrant exercises on December 30, 2022 for which the related cash was not received by the Company until January 2023.

Cash Flows

As of September 30, 2023, the Company had $15.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of the Company's cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(8,387)	$(10,054)
Net cash used in investing activities	(4)	—
Net cash provided by financing activities	11,320	13,544

Net Cash Used in Operating Activities

Cash used in operating activities was $8.4 million for the nine months ended September 30, 2023, which reflects a $9.3 million net loss adjusted for $0.4 million of net cash inflows related to changes in operating assets and liabilities and certain non-cash items impacting the net loss, consisting primarily of a $0.4 million non-cash expense recognized for stock-based compensation and related charges, and a non-cash expense of $0.2 million related to the recognition of the fair value of the contingent consideration obligation incurred pursuant to the Giiant Licensing Agreement transaction. The net cash inflow from operating assets and liabilities was driven by a cash inflow from the decrease in prepaids and other assets and others noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of the Company's prepaid insurance policies, partially offset by a $0.2 million cash outflow for accounts payable and accrued liabilities due to the timing of payments, and a $0.1 million cash outflow related to payments of the Company's operating lease.

Cash used in operating activities of $10.1 million for the nine months ended September 30, 2022 reflects a $10.5 million loss for the period adjusted for $0.9 million of net cash inflows related to changes in operating assets and liabilities, and certain non-cash items including: (i) a $1.1 million loss recognized from the issuance of the January 2022 Warrants, (ii) a $2.4 million gain recognized for the change in the fair market value of the liability-classified warrants in the period, and (iii) a $0.9 million non-cash expense recognized for stock-based compensation and related charges.

Net cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2023 consists of payments for leasehold improvements.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities of $11.3 million was primarily attributable to net cash proceeds of $9.4 million from the January 2023 Offering, the April 2023 Offering and the September 2023 Offering. Also contributing to the cash provided by financing activities in the period was $2.8 million from the exercise of common stock purchase warrants, which includes the receipt in early January 2023 of a $1.4 million other receivable from warrant exercises on December 30, 2022, partially offset by payments of equity issuance costs of $0.6 million and payments made on the Company's insurance financing arrangements of $0.3 million.

For the nine months ended September 30, 2022, cash provided by financing activities of $13.5 million was attributable to net cash proceeds of $1.8 million from the Company's registered direct equity offering completed in May of 2022 and net cash proceeds of $12.6 million from the Company's public equity offering completed in August 2022, partially offset by payments of equity issuance costs of $0.3 million in the period and payments made on the Company's insurance financing arrangements of $0.5 million in the period.

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

Commencing on June 1, 2022, the Company is subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of September 30, 2023, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $263,000, including imputed interest of $24,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 1.9 years.

Insurance Financing Arrangements

Consistent with past practice, in June 2023, the Company entered into an agreement to finance certain insurance policies which renewed in May 2023. The insurance financing arrangement is secured by the associated insurance policy. As of September 30, 2023, the aggregate remaining balance under the Company's insurance financing arrangements was approximately $0.3 million and is payable over a 9-month period with the first payment having commenced on June 30, 2023.

Reduction in Workforce

In order to better utilize the Company’s resources on the implementation of its refocused business plans and corporate strategy, on October 27, 2023, the Company committed to a reduction in workforce. This consisted of a 25% reduction in workforce that were no longer deemed critical for the Company’s development of PALI-2108.

Associated with the reduction in workforce, the Company will recognize costs of approximately $0.2 million in the fourth quarter of 2023 consisting of severance and benefits payments pursuant to employment agreements and the execution of severance and release agreements, the majority of which is expected to be paid in cash prior to the end of 2023.

Future Liquidity Needs

The Company has incurred significant operating losses and negative cash flows from operations since inception. To date, the Company has not been able to generate significant revenues nor achieve operating profitability. Based upon the Company's cash and cash equivalents balance of $15.3 million as of September 30, 2023, the Company believes it has sufficient cash to fund its currently planned operations into the first quarter of 2025. Notwithstanding, should the Company’s anticipated level of operations significantly change, the Company may require additional financing sooner than the first quarter of 2025. Further, beyond 2024, the Company will require additional financing to continue at its expected level of operations. If the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations.

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

The Company's significant accounting policies used in the preparation of the consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The Company's critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's most recently filed Form 10-K. The Company believes there have been no significant changes in its critical accounting policies and significant judgments and estimates since those disclosed in its most recently filed Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2023. The material weakness continues to be present as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

On September 1, 2023, the Company announced that it had entered into a research collaboration and license agreement with Giiant Pharma Inc. (“Giiant”) (the "Giiant License Agreement") for the exclusive worldwide license to Giiant’s assets. As a result, the Company changed its strategic focus. To the extent that the risk factors contained herein contradict any risk factors contained in the Company’s recent periodic reports, the risk factors contained herein shall supersede. The risk factors contained in the Company’s recent periodic reports remain applicable to the Company.

RISK FACTOR SUMMARY

The Company faces many risks and uncertainties, as more fully described in this Quarterly Report on Form 10-Q. Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

•
The Company’s business depends on the successful pre-clinical and clinical development, regulatory approval and commercialization of its recently licensed therapeutic compound, PALI-2108.
•
There are substantial risks inherent in drug development, and, as a result, the Company may not be able to successfully develop PALI-2108 for commercial use.
•
The Company depends on its license agreement with Giiant to permit the Company to use patents and patent applications relating to PALI-2108. Termination of these rights or the failure to comply with obligations under this agreement could materially harm the Company’s business and prevent it from developing or commercializing its product candidates.
•
The Company expects that its operations and development of PALI-2108 will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure such additional funding.
•
There can be no assurance that the Company’s product candidates will obtain regulatory approval.
•
If pre-clinical and clinical studies of PALI-2108 do not yield successful results, then the Company will be unable to commercialize its product candidates.
•
Even if the Company’s clinical studies are successful and achieve regulatory approval, the approved product label may be more limited than the Company or analysts anticipate, which could limit the commercial prospects of PALI-2108.
•
The Company may in the future conduct clinical trials for PALI-2108 outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.
•
The Company may rely on third-party CROs and other third parties to conduct and oversee its pre-clinical studies and clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the studies or trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.
•
The Company has entered into a collaborative research agreement with Giiant related to pre-clinical development, which will require the efforts of Giiant and its personnel, which are out of the Company’s control.

Risks Related to the Company’s Business

•
The Company has a very limited operating history and has never generated any revenues from product sales.
•
The Company’s business model assumes revenue from, among other activities, marketing or out-licensing the products the Company develops. PALI-2108 is in the early stages of development and because the Company has a short development history with PALI-2108, there is a limited amount of information about the Company upon which you can evaluate its business and prospects.
•
The Company has received a delisting notification from the Nasdaq Stock Market based on the Company’s Bid Price being under $1.00 for thirty (30) consecutive trading days. If the Company is not able to regain compliance with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist its common stock.
•
The Company’s success depends on the attraction and retention of senior management and scientists with relevant expertise.
•
The Company may choose to discontinue developing or commercializing any of its product candidates, or may choose to not commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect the Company and its operations.
•
The Company’s inability to successfully in-license, acquire, develop and market additional product candidates or approved products would impair its ability to grow its business.

Risks Related to the Company’s Dependence on Third Parties

•
The Company expects to rely on collaborations with third parties for the successful development and commercialization of its product candidates.
•
The Company anticipates relying completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates.

Risks Related to the Company’s Financial Operations

•
The Company has expressed substantial doubt about its ability to continue as a going concern.
•
The Company has a history of net losses, and it expects to continue to incur net losses and may not achieve or maintain profitability.
•
Failure to remediate a material weakness in internal controls over financial reporting could result in material misstatements in the Company’s consolidated financial statements.

Risks Related to the Company’s Intellectual Property

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

Other Risks Related to the Company’s Securities

•
The Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.
•
The stock price of the Company may be highly volatile.
•
If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.
•
The Company’s Board of Directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of its common stock for existing stockholders.

RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. The Company has described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect its business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully when evaluating the Company, its business and the value of its securities. To the extent the term “product candidate” or “product candidates” are used, it refers to the current and potential future products of the Company. To the extent the term “clinical trial” or “clinical trials” are used, it refers to the extent applicable, to pre-clinical and clinical trials of the Company. On September 1, 2023, the Company announced that it had entered into the Giiant License Agreement with Giiant for the exclusive worldwide license to Giiant’s assets. As a result, the Company changed its strategic focus. To the extent that the risk factors contained herein contradict any risk factors contained in the Company’s recent periodic reports, the risk factors contained herein shall supersede. The risk factors contained in the Company’s recent periodic reports remain applicable to the Company.

Risks Related to the Company’s Development, Commercialization and Regulatory Approval of the Company’s Investigational Therapies

The Company’s business depends on the successful pre-clinical and clinical development, regulatory approval, and commercialization of its recently licensed therapeutic compound, PALI-2108.

On September 1, 2023, the Company announced that it had entered into a research collaboration and license agreement with Giiant, pursuant to which the Company licensed all of Giiant’s current and future technologies, including PALI-2108. PALI-2108 is a pre-clinical asset and the Company’s only asset being actively developed. The success of the Company depends on the development PALI-2108 which is subject to a number of risks, including:

•
the continued enforceability of the Company’s license with Giiant;
•
the successful completion of pre-clinical and Individual New Drug Application (“IND”) or Canadian Clinical Trial Application ("CTA") enabling studies and research;
•
the submission and approval of an IND or CTA;
•
the Company's ability to develop clinical trial designs and protocols;
•
the successful initiation and completion of its planned pre-clinical and clinical trials;
•
the approval by the U.S. Food and Drug Administration (“FDA”) or other regulatory authority to commence the marketing of the Company’s product candidates;
•
the Company and its third-party contractors, if applicable, achieving and maintaining compliance with their contractual obligations and with applicable regulatory requirements;
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
•
the Company’s ability to price its product candidates to recover the Company’s development costs and applicable milestone or royalty payments, and generate a satisfactory profit margin; and
•
the Company’s ability and its applicable collaboration and licensing partners’ ability to establish and enforce intellectual property rights related to the product candidates and technologies.

If the Company does not achieve one or more of these factors, many of which are beyond its control, in a timely manner or at all, the Company could experience significant delays or an inability to obtain regulatory approvals or commercialize its proposed product candidate. Such delays may result in increased costs and the failure to complete any required regulatory activity. Even if regulatory approvals are obtained, the Company may never be able to successfully commercialize its product candidates. Accordingly, the Company cannot make assurances that it will ever be able to generate sufficient revenue through the sale of any product candidates, if approved, to internally fund its business.

There are substantial risks inherent in drug development, and, as a result, the Company may not be able to successfully develop PALI-2108 for commercial use.

The Company’s research and development efforts are focused on a therapeutic based on PDE4 inhibitors. The Company’s development of PALI-2108 is in the early stages. However, such technology’s commercial feasibility and acceptance in the Company’s target indication of inflammatory bowel disease (“IBD”) are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. During the research and development process, the Company may experience technological barriers that it may be unable to overcome. Further, certain underlying premises in the Company’s development programs are not proven. Because of these and similar uncertainties, it is possible that the Company’s product candidates will not reach commercialization. If the Company is unable to successfully develop and commercialize its product candidates, the Company will be unable to generate revenue or build a sustainable or profitable business.

The Company depends on its license agreement with Giiant to permit the Company to use patents and patent applications relating to PALI-2108. Termination of these rights or the failure to comply with obligations under this agreement could materially harm the Company’s business and prevent it from developing or commercializing its product candidates.

The Company is a party to a license agreement with Giiant under which the Company is granted rights to patents and patent applications that are important to its business. The Company relies on this license agreement in order to be able to use various proprietary technologies that are material to its business, including certain patents and patent applications that cover PALI-2108. The Company’s rights to use these patents and patent applications and employ the inventions claimed in these licensed patents are subject to the continuation of and its compliance with the terms of its license agreement. If the Company fails to comply with any of its obligations under the license agreement with Giiant, Giiant may have the right to terminate the license agreement, in which event the Company would not be able to continue the development of PALI-2108. Additionally, disputes may arise under the license agreement regarding the intellectual property that is subject to such license agreement. If disputes over intellectual property that the Company has licensed or in the future licenses, prevent or impair its ability to maintain any of its license agreements on acceptable terms, the Company may be unable to successfully develop and commercialize the affected product candidates and technologies.

Pre-clinical and clinical drug development is very expensive, time-consuming and uncertain.

The pre-clinical and clinical development of product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved, many do not cover their costs of development. In addition, the Company, any partner with which it may in the future collaborate, the FDA, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, or institutional review boards (“IRB”) at the Company’s trial sites, may suspend, delay, require modifications to or terminate the Company’s clinical trials, once begun, at any time.

The Company expects that its operations and development of PALI-2108 will require substantially more capital than it currently has, and the Company cannot guarantee when or if it will be able to secure such additional funding.

The Company has historically funded its operations and prior development efforts through the sale of its securities. Based on the Company’s existing cash resources and its current or future plan of operations, the Company may not have adequate capital to complete its anticipated pre-clinical or clinical development or fund operations. Moreover, the Company cannot guarantee that its cash resources are sufficient to provide for the Company’s working capital needs and complete any anticipated pre-clinical and clinical research and studies. As a result, the Company may need to secure additional financing. If the Company is not able to obtain financing in the future or on acceptable terms, it may have to curtail its research and development efforts as well as its operations.

There can be no assurance that the Company’s product candidates will obtain regulatory approval.

The sale of human therapeutic products in the U.S. and foreign jurisdictions is subject to extensive and time-consuming regulatory approval which requires, among other things:

•
pre-clinical data required for the submission of an IND or CTA;
•
controlled research and human clinical testing;
•
establishment of the safety and efficacy of the product;
•
government review and approval of a submission containing manufacturing, pre-clinical and clinical data; and
•
adherence to cGMP regulations during production and storage.

The proposed product candidate the Company currently has under development, PALI-2108, will require significant development, pre-clinical and clinical testing and the investment of significant funds to gain regulatory approval before it can be commercialized. The results of the Company’s research and human clinical testing of PALI-2108 may not meet regulatory requirements. If approved, PALI-2108 may also require the completion of post-market studies. There can be no assurance that PALI-2108 will be successfully developed and approved. The process of completing pre-clinical and clinical testing and obtaining required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If the Company fails to obtain regulatory approvals, it will not be able to market PALI-2108 and its operations may be adversely affected.

If pre-clinical and clinical studies of PALI-2108 do not yield successful results, then the Company will be unable to commercialize its product candidates.

The Company must demonstrate that PALI-2108 is safe and efficacious in humans through extensive pre-clinical and clinical testing. The Company’s research and development programs are at an early stage of development. The Company may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•
the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
•
safety and efficacy results attained in early human clinical trials, if approved, may not be indicative of results that are obtained in later clinical trials;
•
after reviewing test results, the Company may abandon projects that it previously believed to be promising;
•
the Company or its regulators may suspend or terminate clinical trials because the participating subjects or patients are being exposed to unacceptable health risks; and
•
PALI-2108 may not have the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

It may take the Company longer than it projects to complete pre-clinical studies and clinical trials, and the Company may not be able to complete them at all.

Although for planning purposes the Company projects the commencement, continuation and completion of its pre-clinical studies and clinical trials; a number of factors, including scheduling conflicts with participating researchers and/or clinicians and research or clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. The Company may not commence or complete pre-clinical studies or clinical trials involving PALI-2108 as projected or may not conduct them successfully.

Even if the Company’s clinical studies are successful and achieve regulatory approval, the approved product label may be more limited than the Company or analysts anticipate, which could limit the commercial prospects of PALI-2108.

At the time therapeutic drugs are approved for marketing, they are given a “product label” from the FDA or other regulatory body. In most countries this label sets forth the approved indication for marketing, and identifies potential safety concerns for prescribing physicians and patients. While the Company intends to seek as broad a product label as possible for PALI-2108, the Company may receive a narrower label than is expected by either the Company or third parties, such as stockholders and securities analysts. For example, any approved products may only be indicated to treat refractory patients (i.e., those who have failed some other first-line therapy). Similarly, it is possible that only a specific sub-set of patients safely responds to PALI-2108. As a result, even if successful in clinical trials, PALI-2108 could be approved only for a subset of patients. Additionally, safety considerations may result in contraindications that could further limit the scope of an approved product label. Any of these or other safety and efficacy considerations could limit the commercial prospects, including market size, of PALI-2108.

Even if PALI-2108 is approved for commercialization, future regulatory reviews or inspections may result in its suspension or withdrawal, closure of a facility or enforcement of substantial fines.

If regulatory approval to sell PALI-2108 is received, regulatory agencies will subject PALI-2108, as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or manufacturing and laboratory facility are discovered, or the Company fails to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions on PALI-2108 or the Company. The agency may require the withdrawal of PALI-2108 from the market, closure of the facility or enforcement of substantial fines.

The Company may in the future conduct clinical trials for PALI-2108 outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

The Company may in the future choose to conduct clinical trials outside of the U.S. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusion. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of the Company’s business plan.

The Company may rely on third-party CROs and other third parties to conduct and oversee its pre-clinical studies and clinical trials. If these third parties do not meet the Company’s requirements or otherwise conduct the studies or trials as required, the Company may not be able to satisfy its contractual obligations or obtain regulatory approval for, or commercialize, its product candidates.

The Company may rely on third-party CROs to conduct and oversee its anticipated pre-clinical studies and clinical trials and other aspects of product development. The Company also expects to rely on various medical institutions, clinical investigators and contract laboratories to conduct its trials in accordance with the Company’s clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. The Company expects to rely heavily on these parties for the execution of its clinical trials and pre-clinical studies and will control only certain aspects of their activities. The Company and its CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, any clinical data generated in the Company’s clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require the Company to perform additional clinical trials before approving the Company’s or the Company’s partners’ marketing applications. The Company cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine whether or not any of the Company’s clinical or pre-clinical trials comply with applicable GCP and GLP requirements. In addition, the Company’s clinical trials generally must be conducted with compounds produced under cGMP regulations. The Company’s failure to comply with these regulations and policies may require it to repeat clinical trials, which would be costly and delay the regulatory approval process. If any of the Company’s CROs were to terminate their involvement with the Company, there is no assurance that the Company would be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

The successful commercialization of PALI-2108, if approved, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. The Company is unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm the Company’s business or future revenues, if any. If the Company partners with third parties with respect to any of its product candidates, the Company may be reliant on that partner to obtain reimbursement from government and private payors for the drug, if approved, and any failure of that partner to establish adequate reimbursement could have a negative impact on the Company’s revenues and profitability.

In addition, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the product candidates that the Company develops and may further limit the Company’s commercial opportunity. There may be future changes that result in reductions in potential coverage and reimbursement levels for the Company’s product candidates, if approved and commercialized, and the Company cannot predict the scope of any future changes or the impact that those changes would have on its operations.

If future reimbursement for PALI-2108, subject to approval, are substantially less than projected, or rebate obligations associated with them are substantially greater than expected, the Company’s future net revenue and profitability, if any, could be materially diminished.

The Company faces potential product liability exposure, and if successful claims are brought against the Company, it may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of the Company’s product candidates in clinical trials and the sale of any products for which the Company obtains marketing approval exposes it to the risk of product liability claims. Product liability claims might be brought against the Company by clinical trial participants, consumers, health-care providers, pharmaceutical companies, or others selling the Company’s products. If the Company cannot successfully defend itself against these claims, it may incur substantial liabilities. Regardless of merit or eventual outcomes of such claims, product liability claims may result in:

•
decreased demand for the Company’s product candidates;
•
impairment of the Company’s business reputation;
•
withdrawal of clinical trial participants;
•
costs of litigation;
•
substantial monetary awards to patients or other claimants; and

•
loss of revenues.

The Company’s insurance coverage may not be sufficient to reimburse it for all expenses or losses it may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, the Company may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect it against losses.

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
•
limitations or contraindications, warnings, precautions or approved indications for use different than those sought by the Company that are contained in the final FDA-approved labeling, or other authoritative regulatory body approved labeling, for the applicable product;
•
any FDA requirement, or other authoritative regulatory body requirement, to undertake a risk evaluation and mitigation strategy;
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

If any of the Company's product candidates are approved for use but fail to achieve the broad degree of physician and patient adoption necessary for commercial success, the Company’s operating results and financial condition will be adversely affected, which may delay, prevent or limit its ability to generate revenue and continue its business.

The Company has entered into a collaborative research agreement with Giiant related to pre-clinical development, which will require the efforts of Giiant and its personnel, which are out of the Company’s control.

The license agreement with Giiant provides for certain joint research and development of PALI-2108 related to pre-clinical studies and development. The Company’s business strategy relies on such collaboration to shorten the time required to file and IND and accelerate the knowledge transfer of trade secrets and other know-how associated with the licensed technologies. Overall, the success of the development PALI-2108 will depend on the Company’s ability to manage such relationship, and to a certain extent, to the efforts of Giiant, which are beyond the Company’s control.

Risks Related to the Company’s Business

The Company has a very limited operating history and has never generated any revenues from product sales.

The Company is a biopharmaceutical company with a very limited operating history that may make it difficult to evaluate the success of its business to date and to assess its future viability. The Company was initially formed in 2001 and its operations, to date, have been limited to business planning, raising capital and other research and development activities related to its product candidates. The Company has not yet demonstrated an ability to successfully complete any clinical trials and has never completed the development of any product candidate, nor has it ever generated any revenue from product sales or otherwise. Consequently, the Company has no meaningful operations upon which to evaluate its business, and predictions about its future success or viability may not be as accurate as they could be if it had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

The Company’s business model assumes revenue from, among other activities, marketing or out-licensing the products the Company develops. PALI-2108 is in the early stages of development and because the Company has a short development history with PALI-2108, there is a limited amount of information about the Company upon which you can evaluate its business and prospects.

The Company has no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. The Company recently in-licensed PALI-2108 and accordingly, has only a limited history upon which one can evaluate its ability to develop PALI-2108 as it is still at an early stage of development. Thus, the Company has limited experience and has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute the Company’s business plan, it will need to successfully:

•
Execute product development activities using unproven technologies;
•
Build, maintain, and protect a strong intellectual property portfolio;
•
Demonstrate safety and efficacy of the Company’s drug candidates in multiple human clinical studies;
•
Receive FDA approval and approval from similar foreign regulatory bodies;
•
Gain market acceptance for the development and commercialization of any drugs the Company develops;
•
Ensure the Company’s products are reimbursed by commercial and/or government payors at a rate that permits commercial viability;
•
Develop and maintain successful strategic relationships with suppliers, distributors, and commercial licensing partners;
•
Manage the Company’s spending and cash requirements as its expenses will increase in the near term if the Company adds programs and additional pre-clinical and clinical trials; and
•
Effectively market any products for which the Company obtains marketing approval.

If the company is unsuccessful in accomplishing these objectives, it may not be able to develop products, raise capital, expand its business or continue its operations.

The Company has received a delisting notification from the Nasdaq Stock Market based on the Company’s Bid Price being under $1.00 for thirty (30) consecutive trading days. If the Company is not able to regain compliance with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist its common stock.

The Company’s ability to publicly or privately sell equity securities and the liquidity of its common stock could be adversely affected if is delisted from the Nasdaq Capital Market or if it is unable to transfer its listing to another stock market. In order to maintain this listing, it must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share (“Minimum Bid Price Requirement”). On October 19, 2023, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has until April 16, 2024 to regain compliance with the Minimum Bid Price Requirement. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Requirement and its common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing. In the event that the Company does not regain compliance by April 16, 2024, the Company may be eligible for an additional 180 calendar day grace period if the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of bid price, and the Company provides written notice to

Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company will then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. The Company cannot be sure that its share price will comply with the requirements for continued listing of its shares on the Nasdaq Capital Market in the future or that it will comply with the other continued listing requirements.

Notwithstanding, the Company cannot assure you that, in the future, its securities will meet the continued listing requirements to be listed on Nasdaq. If the Company’s common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of its common stock, increased volatility in its common stock, reduced liquidity in its common stock, a limited availability of market quotations for the Company’s common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in its common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in the Company’s securities at all. Delisting could also cause a loss of confidence from the Company’s collaborators, vendors, suppliers and employees, which could harm its business and future prospects.

If the Company’s common stock is delisted by Nasdaq, its common stock may be eligible to trade on the OTC Bulletin Board, OTCQB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, its common stock. In addition, there can be no assurance that the Company’s common stock would be eligible for trading on any such alternative exchange or markets. Moreover, if the Company’s common stock is delisted, it may come within the definition of “penny stock” under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For example, the Company and/or broker-dealers are required to make a special suitability determination for purchases of such securities and must receive a purchaser’s written consent to the transaction prior to any purchase. Additionally, unless exempt, prior to a transaction involving a penny stock, the penny stock rules require the delivery of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to the broker-dealer, current quotations for the securities and, if the broker-dealer is the sole market-maker for the security, the fact that they are the sole market-maker and their presumed control over the market. Finally, monthly statements disclosing recent price information on the limited market in penny stocks must be sent to holders of such penny stocks. These requirements may reduce trading activity in the secondary market for the Company’s common stock and may impact the ability or willingness of broker-dealers to sell its securities which could limit the ability of stockholders to sell their securities in the public market and limit the

The Company’s success depends on the attraction and retention of senior management and scientists with relevant expertise.

The Company’s future success depends to a significant extent on the continued services of its key employees, including its senior scientific, technical and managerial personnel. The Company does not maintain key person life insurance for any of its executives and it does not maintain employment agreements with many senior employees. Competition for qualified employees in the pharmaceutical industry is high, and the Company’s ability to execute its strategy will depend in part on our ability to continue to attract and retain qualified scientists and management. If the Company is unable to find, hire and retain qualified individuals, it will have difficulty implementing its business plan in a timely manner, or at all.

The Company may choose to discontinue developing or commercializing any of its product candidates, or may choose to not commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect the Company and its operations.

At any time, the Company may decide to discontinue the development of, or temporarily pause the development of, any of its product candidates then in existence, for a variety of reasons, including the appearance of new technologies that make its product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If the Company temporarily pauses or terminates a program in which it has invested significant resources, the Company will not receive any return on its investment and it will have missed the opportunity to have allocated those resources to potentially more productive uses which could have an adverse effect on the Company and its business.

The Company’s inability to successfully in-license, acquire, develop and market additional product candidates or approved products would impair its ability to grow its business.

PALI-2108 is currently the Company’s only product candidate being actively developed. The Company may in-license, acquire, develop and market additional products and product candidates. Since the Company’s internal research and development capabilities are limited, it may be dependent on pharmaceutical companies, academic or government scientists and other researchers to sell or license products or technology to it. The success of this strategy depends partly on the Company’s ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.

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

Further, any product candidate that the Company acquires or licenses may require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, the Company cannot provide assurance that any approved products that it acquires will be manufactured or sold profitably or achieve market acceptance.

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

The Company anticipates relying completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for its product candidates.

The Company does not currently have, nor does it plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute pre-clinical, clinical or commercial quantities of drug substances or products. Additionally, the Company has not entered into a long-term commercial supply agreement to provide it with such drug substances or products. As a result, the Company’s ability to develop its product candidates is dependent, and the Company’s ability to supply its products commercially will depend, in part, on the Company’s ability to obtain the active pharmaceutical ingredients (“APIs”) and other substances and materials used in its product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for pre-clinical and clinical testing and commercialization. If the Company fails to develop and maintain supply and other technical relationships with these third parties, it may be unable to continue to develop or commercialize its products and product candidates, which could adversely affect the Company and its business.

The Company is dependent on its contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, the Company may not be able to commercialize or obtain regulatory approval for the affected product or product candidates successfully, and the Company may be held liable for injuries sustained as a result.

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

The Company has a history of net losses, and it expects to continue to incur net losses and may not achieve or maintain profitability.

The Company has incurred net losses since our inception, including net losses of $14.3 million and $9.3 million for the year ended December 31, 2022 and the nine months ended September 30, 2023, respectively. The Company expects that its operating losses will continue for the foreseeable future as it continues its drug development and discovery efforts. To achieve profitability, it must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if the Company is able to successfully commercialize product candidates that receive regulatory approval, it may not be able to realize revenues at a level that would allow it to achieve or sustain profitability. Accordingly, the Company may never generate significant revenue and, even if it does generate significant revenue, it may never achieve profitability.

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

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair its ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair its ability to access its existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was placed into receivership with the Federal Deposit Insurance Corporation ("FDIC"), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company does not have any funds at SVB, if other banks and financial institutions with whom the Company has banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company may be unable to access, and the Company may lose, some or all of its existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances the Company might not be able to timely pay key vendors and others. The Company regularly maintains cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in the Company's ability to access its cash and cash equivalents (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on the Company's operations and cause it to need to seek additional capital sooner than planned.

Risks Related to the Company’s Intellectual Property

The Company may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover its product candidates and technologies that are of sufficient breadth to prevent third parties from competing against the Company.

The Company’s success with respect to its current and future product candidates will depend, in part, on its ability to obtain and maintain patent protection in both the U.S. and other countries, to preserve its trade secrets and to prevent third parties from infringing on its proprietary rights. The Company’s ability to protect its product candidates from unauthorized or infringing use by third parties depends in substantial part on its ability to obtain and maintain valid and enforceable patents around the world.

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

The Company has entered into an in-license agreement with respect to its current product candidate. This license agreement imposes various diligence, milestone, royalty, insurance and other obligations on the Company. From time to time, the Company may be delayed in various diligence or other obligations upon it. If the Company fails to comply with these obligations, the licensor may terminate the license. The loss of such rights would materially adversely affect its business, financial condition, operating results and prospects.

The Company may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the fields in which the Company participates is rapidly evolving and interdisciplinary, it is difficult to conclusively assess its freedom to operate without infringing on third-party rights. If any patent infringement claims are brought against the Company, whether or not successful, it may incur significant expenses and divert the attention of its management and key personnel from other business concerns. These could negatively affect the Company’s results of operations and prospects. The Company cannot be certain that patents owned or licensed by it will not be challenged, potentially successfully, by others.

In addition, if the Company’s product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against its customers, licensees and other parties with whom the Company has business relationships, and it may be required to indemnify those parties for any damages they suffer as a result of these claims. The claims may require the Company to initiate or defend protracted and costly litigation on behalf of customers, licensees, and other parties regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, it may be unable to continue selling such products.

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

Other Risks Related to the Company Securities

The Company will need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.

The Company will require substantial additional capital to fund its operations and conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of product candidates. The Company’s future capital requirements will depend upon a number of factors, including: the number and timing of product candidates in the pipeline; progress with and results from pre-clinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete pre-clinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely impact the rights of its common stockholders. Further, to the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholders' ownership percentage in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.

The stock price of the Company may be highly volatile.

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
•
the loss of key personnel.

Moreover, the stock markets in general have experienced substantial volatility in the biotechnology industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of the Company’s shares. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation.

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

Future sales of substantial amounts of the Company’s common stock, or the possibility that such sales could occur, could adversely affect the market price of its common stock.

Future sales in the public market of shares of the Company’s common stock, including shares issued upon exercise of its outstanding stock options, or the perception by the market that these sales could occur, could lower the market price of its common stock or make it difficult for it to raise additional capital.

The Company’s business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of its securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on the Company’s Board of Directors (“Board”) and management. Activist campaigns that contest or conflict with the Company’s strategic direction or seek changes in the composition of its Board could have an adverse effect on its operating results and financial condition. A proxy contest would require the Company to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by the Company’s Board and management, diverting their attention from the pursuit of its business strategy. Any perceived uncertainties as to the Company’s future direction and control, its ability to execute on its strategy, or changes to the composition of its Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of its business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue the Company’s strategic initiatives, or limit its ability to attract and retain qualified personnel and business partners, any of which could adversely affect its business and operating results. If individuals are ultimately elected to the Company’s Board with a specific agenda, it may adversely affect the Company’s ability to effectively implement its business strategy and create additional value for our stockholders. The Company may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to its Board and management and would require the Company to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in the Company’s stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business.

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of life sciences and biotechnology companies. These broad market fluctuations may cause the market price of the Company’s common shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for the Company because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. Even if the Company is successful in defending claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to the Company’s management and may lead to an unfavorable outcome that could adversely impact its financial condition and prospects.

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

The Company’s Board of Directors has broad discretion to issue additional securities, which might dilute the net tangible book value per share of its common stock for existing stockholders.

The Company is entitled under its certificate of incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of the Company’s blank check preferred stock provide its Board with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2023, the Company had outstanding, common stock or securities convertible into common stock, totaling 9,210,751 shares. As a result, the Company is authorized to issue up to an additional 270,789,249 shares of common stock or common stock equivalents under its certificate of incorporation as amended. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, the Company is authorized to issue up to an additional 6,800,000 shares of preferred stock. The Company expects that significant additional capital may be needed in the future to continue its planned operations. To the extent the Company raises additional capital by issuing equity securities, its existing shareholders may experience substantial dilution. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner the Company determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing shareholders, and new investors could gain rights superior to existing shareholders. Pursuant to the Company’s equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause shareholders to experience additional dilution, which could cause the stock price to fall.

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

If the Company’s information systems or data, or those of third parties upon which it relies, are or were compromised, the Company could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of the Company’s business, it may process, as defined above, proprietary, confidential, and sensitive data, including personal data (such as health-related patient data), intellectual property, and trade secrets (collectively, sensitive information). The Company may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, CROs, and other functions. The Company’s ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. The Company may share or receive sensitive information with or from third parties.

The risk of a security breach or disruption, particularly through cyber-attacks, cyber-intrusion, malicious internet-based activity, and online and offline fraud, are prevalent and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt the Company’s systems and operations, supply chain, and ability to produce, sell and distribute the Company’s products.

The Company and the third parties upon which the Company relies may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters, terrorism, war, and telecommunication and electrical failures. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but the Company may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity.

Furthermore, the COVID-19 pandemic and our remote workforce poses increased risks to the Company’s information technology systems and data, as more of the Company’s employees work from home, utilizing network connections outside our premises.

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

The Company may expend significant resources or modify its business activities (including our clinical trial activities) to try to protect against security breaches and disruptions. Certain data privacy and security obligations may require the Company to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While the Company has implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. The Company may be unable in the future to detect vulnerabilities in its information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or disruption has occurred. Despite the Company’s efforts to identify and remediate vulnerabilities, if any, in its information technology systems, its efforts may not be successful. Further, the Company may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require the Company to notify relevant stakeholders of certain security breaches and disruptions. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If the Company (or a third party upon whom it relies) experience a security breach or other disruption, or are perceived to have experienced such events, the Company may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in the Company’s operations (including availability of data); financial loss; and other similar harms. In particular, since the Company sponsors clinical trials, any breach or disruption that compromises patient data and identities could generate significant reputational damage, which may affect trust in the Company and its ability to recruit for future clinical trials. Additionally, the loss of clinical trial data from completed or future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data.

The Company’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in its contracts are sufficient to protect it from liabilities, damages, or claims related to its data privacy and security obligations. Furthermore, the Company cannot be sure that its insurance coverage will be adequate or sufficient to protect it from or to mitigate liabilities arising out of its privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
4.42

Form of Placement Agent Warrant issued in September 2023 Private Placement (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2023).

10.1#+	Seneca Biopharma 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, originally filed with the SEC on April 29, 2019).
10.2#+

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
10.20+

Palisade Bio, Inc. 2021 Inducement Incentive Plan, as Amended August 7, 2023 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

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

10.40#***

Form of Research, Collaboration, and License Agreement with Giiant Pharma (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2023.

10.41

Form of Securities Purchase Agreement dated September 7, 2023, by and among the Company and the signatories named therein (Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current report on Form 8-K, filed with the SEC on September 11, 2023).

10.42

Form of Placement Agency Agreement dated September 7, 2023, by and among the Company and Ladenburg Thalmann & Co Inc. (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023).

10.43

Form of Employment Agreement with Mitchell Jones, dated September 5, 2023 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023).

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

PALISADE BIO, INC.

Date: November 9, 2023	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)