Form 10-Q
period 2024-06-30
PALISADE BIO, INC.
filed 2024-08-12
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 1,184,487 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$11,353	$12,432
Prepaid expenses and other current assets	959	896
Total current assets	12,312	13,328
Restricted cash	26	26
Property and equipment, net	4	10
Operating lease right-of-use asset	142	198
Other noncurrent assets	387	490
Total assets	$12,871	$14,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$514	$698
Accrued liabilities	1,555	831
Accrued compensation and benefits	288	778
Current portion of operating lease liability	130	121
Insurance financing debt	349	158
Total current liabilities	2,836	2,586
Warrant liability	2	2
Contingent consideration obligation	60	61
Operating lease liability, net of current portion	24	90
Total liabilities	2,922	2,739
Commitments and contingencies (Note 8)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 966,345 and 618,056 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	6
Additional paid-in capital	139,051	132,811
Accumulated deficit	(129,113)	(121,506)
Total stockholders' equity	9,949	11,313
Total liabilities and stockholders' equity	$12,871	$14,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License revenue	$—	$—	$—	$250
Operating expenses:
Research and development	2,628	2,177	4,842	3,418
General and administrative	1,583	1,432	3,042	2,970
Total operating expenses	4,211	3,609	7,884	6,388
Loss from operations	(4,211)	(3,609)	(7,884)	(6,138)
Other (expense) income:
Interest expense	(2)	(3)	(3)	(3)
Other income, net	133	219	280	408
Total other income, net	131	216	277	405
Net loss	$(4,080)	$(3,393)	$(7,607)	$(5,733)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share*	1,228,453	427,862	1,000,367	357,572
Basic and diluted net loss per common share*	$(3.32)	$(7.93)	$(7.60)	$(16.03)

(*) Basic and diluted loss per common share and basic and diluted weighted average share used in computing basic and diluted loss per common share for the three and six months ended June 30, 2023 has been adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, March 31, 2024	200,000	$2	851,302	$8	$135,087	$(125,033)	$10,064
Net loss	—	—	—	—	—	(4,080)	(4,080)
Stock-based compensation expense and related charges	—	—	—	—	362	—	362
Issuance of common stock to vendors	—	—	15,603	—	73	—	73
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	12,084	—	(25)	—	(25)
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, March 31, 2023	200,000	$2	304,264	$3	$125,272	$(111,530)	$13,747
Net loss	—	—	—	—	—	(3,393)	(3,393)
Stock-based compensation expense and related charges	—	—	—	—	144	—	144
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	844	—	—	—	—
Issuance of common stock in connection with exercise of warrants	—	—	70,744	—	1	—	1
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854	—	—	80,770	1	5,300	—	5,301
Balance, June 30, 2023	200,000	$2	456,622	$4	$130,717	$(114,923)	$15,800

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2023	200,000	$2	618,056	$6	$132,811	$(121,506)	$11,313
Net loss	—	—	—	—	—	(7,607)	(7,607)
Stock-based compensation expense and related charges	—	—	—	—	480	—	480
Issuance of common stock to vendors	—	—	15,603	—	73	—	73
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	17,270	—	(25)	—	(25)
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock in connection with warrant inducement, net of issuance costs of $2,412 (Note 5)	—	—	228,162	2	2,158	—	2,160
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Reverse stock split fractional share settlement	—	—	(102)	—	—	—	—
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2022	200,000	$2	196,287	$2	$121,665	$(109,190)	$12,479
Net loss	—	—	—	—	—	(5,733)	(5,733)
Stock-based compensation expense and related charges	—	—	—	—	237	—	237
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	844	—	—	—	—
Issuance of common stock in connection with exercise of warrants	—	—	146,932	1	1,349	—	1,350
Issuance of common stock and warrants in January 2023 Offering, net of issuance costs of $507	—	—	31,789	—	2,166	—	2,166
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854	—	—	80,770	1	5,300	—	5,301
Balance, June 30, 2023	200,000	$2	456,622	$4	$130,717	$(114,923)	$15,800

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023

Net loss	$(7,607)	$(5,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	3
Non-cash operating lease expense	56	50
Recurring fair value measurements of liabilities	5	(59)
Issuance of common stock to vendors	73	—
Loss on disposal of property and equipment	4	—
Stock-based compensation and related charges	480	237
Other	—	(108)
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	349	497
Accounts payable and accrued liabilities	506	(367)
Accrued compensation and benefits	(490)	(195)
Operating lease liabilities	(57)	(50)
Net cash used in operating activities	(6,679)	(5,725)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities:
Payments on insurance financing debt	(158)	(138)
Proceeds from issuance of common stock and warrants	4,000	7,681
Proceeds from the exercise of warrants	2,503	2,758
Payment of warrant inducement issuance costs	(343)	—
Payment of equity issuance costs	(388)	(552)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	11	—
Shares withheld for payment of employee withholding tax liability	(25)	—
Net cash provided by financing activities	5,600	9,749
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,079)	4,020
Cash, cash equivalents and restricted cash, beginning of year	12,458	12,409
Cash, cash equivalents and restricted cash, end of period	$11,379	$16,429
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$11,353	$16,403
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$11,379	$16,429
Supplemental disclosures of cash flow information:
Interest paid	$2	$3
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement and equity issuance costs included in accounts payable and accrued liabilities	$68	$10
Fair value of warrants issued to solicitation agent	94	—
Fair value of warrants issued to placement agent	249	328
Deferred equity issuance costs recognized as a reduction in additional paid-in capital from financing activities	37	—
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	346	461
Incremental fair value of modified warrants (Note 5)	1,975	—

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

Description of Business

The Company is a pre-clinical stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. The Company's lead product candidate, PALI-2108, is being developed as a therapeutic for patients living with inflammatory bowel disease, or IBD, including ulcerative colitis and Crohn's disease.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. As of June 30, 2024, the Company had an accumulated deficit of $129.1 million and cash and cash equivalents of approximately $11.4 million. The Company expects to continue to incur losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurances that such profitability will ever be achieved.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company’s financial statements filed in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024, and Form 10-Q for the three months ended March 31, 2024, which was filed with the SEC on May 13, 2024.

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

Restricted Cash

As of June 30, 2024 and December 31, 2023, the Company held restricted cash of $26,000 in a separate restricted bank account as collateral for the Company’s corporate credit card program. The Company has classified these deposits as long-term restricted cash on its condensed consolidated balance sheets.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. As of June 30, 2024 and December 31, 2023, deferred equity issuance costs of $75,000 and $112,000, respectively, were included in prepaid expenses and other current assets in the condensed consolidated balance sheets. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the six months ended June 30, 2024, the Company netted previously deferred equity issuance costs of approximately $37,000 against the additional paid-in capital recognized in conjunction with the warrant inducement transaction that closed on February 1, 2024 (see Note 5, Stockholders' Equity).

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

On May 6, 2024, the Company issued 530,142 prefunded warrants with such prefunded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term (See Note 5 for further details). The prefunded warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. As of June 30, 2024, all the prefunded warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified prefunded warrants were immediately exercisable for little or cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the prefunded warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three and six months ended June 30, 2024.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and six months ended June 30, 2024 and June 30, 2023 were calculated under the if-converted and treasury stock methods. For both the three and six months ended June 30, 2024 and June 30, 2023, basic and diluted net loss per common share were the same as all common stock equivalents other than the prefunded warrants discussed above were anti-dilutive for both periods.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share:
Net loss available to common stockholders - basic and diluted	$(4,080)	$(3,393)	$(7,607)	$(5,733)
Weighted average shares used in calculating basic and diluted net loss per common share	1,228,453	427,862	1,000,367	357,572
Basic and diluted net loss per common share	$(3.32)	$(7.93)	$(7.60)	$(16.03)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	June 30,
	2024	2023
Stock options	42,329	31,128
Restricted stock units	3,728	20,681
Warrants for common stock	1,245,650	267,724
Series A Convertible Preferred Stock	8	8
Total	1,291,715	319,541

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and six months ended June 30, 2024 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$574	$428
Other receivables	128	148
Prepaid subscriptions and fees	136	138
Prepaid software licenses	41	64
Deferred equity issuance costs	75	112
Prepaid other	5	6
	$959	$896

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance, less current portion	$375	$478
Other noncurrent assets	12	12
	$387	$490

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued accounts payable	$51	$166
Accrued clinical trial expenses	10	20
Accrued director stipends	52	106
Accrued severance and benefits (Note 8)	—	131
Accrued joint development expenses (Note 7)	1,083	98
Current portion of contingent consideration obligation (Note 4)	149	143
Accrued other	210	167
	$1,555	$831

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, insurance financing debt, liability-classified warrants and a contingent consideration obligation. The carrying amounts of financial instruments such restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt as of June 30, 2024 and December 31, 2023 approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s liability-classified common stock warrants and its contingent consideration obligation are carried at fair value based on level 3 inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The fair value of the Company's cash and cash equivalents invested in money market funds was $10.4 million and $12.3 million as of June 30, 2024 and December 31, 2023, respectively

Contingent Consideration Obligation

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

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value as of June 30, 2024 included a discount rate of 20.0% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is fair valued on a recurring bases (in thousands):

	Three Months Ended	Six Months Ended
Contingent Consideration Obligation	June 30, 2024	June 30, 2024
Fair value at beginning of period	$204	$204
Change in fair value during the period	5	5
Fair value at end of period	$209	$209

As of June 30, 2024 and December 31, 2023, approximately $149,000 and $143,000, respectively, of the contingent consideration obligation was recognized in accrued liabilities in the condensed consolidated balance sheets as it was expected to be settled within one-year of the balance sheet date. The remaining amount of the contingent consideration obligation of approximately $60,000 and $61,000 was recognized as a noncurrent liability in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The change in the fair value of the contingent consideration obligation of approximately $5,000 for the three and six months ended June 30, 2024, respectively, was recognized in research and development expenses in the condensed consolidated statements of operations. There was no change in the fair value of the contingent consideration obligation for the three and six months ended June 30, 2023.

Liability-Classified Warrants

The Company has issued warrants that are accounted for as liabilities based upon the guidance of with ASC 480 and ASC 815. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Changes in fair value of the liability-classified warrants, if any, are recognized as a component of other income, net in the condensed consolidated statement of operations.

As of June 30, 2024, the fair value of the Company's liability-classified warrants outstanding was determined using a Black-Scholes option pricing model valuation model to be insignificant due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the underlying warrants outstanding.

The following table summarizes the activity of the Company’s Level 3 liability-classified warrants during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warrant Liabilities	2024	2023	2024	2023
Fair value at beginning of period	$2	$18	$2	$61
Change in fair value during the period	—	(16)	—	(59)
Fair value at end of period	$2	$2	$2	$2

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of June 30, 2024, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

As a result of the Reverse Stock Split, on April 5, 2024, the number of issued and outstanding shares of the Company's common stock was adjusted from 12,771,015 shares to 851,302 shares. Each share of the Company's common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Preferred Stock

As of June 30, 2024, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of June 30, 2024, all of the Company's 200,000 shares of Series A Convertible Preferred Stock outstanding are convertible into an aggregate of 8 shares of the Company's common stock.

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

The Company issued warrants to the placement agent in the May 2024 Offering to purchase an aggregate 36,914 shares of the Company's common stock (the “May 2024 Placement Agent Warrants”). The May 2024 Placement Agent Warrants have substantially the same terms as the May 2024 Warrants, except that the exercise price of each of the May 2024 Placement Agent Warrants is $10.727 per share and the term is five years from issuance. The fair value of the May 2024 Placement Agent Warrants was recognized by the Company as an equity issuance cost which reduced the additional paid-in capital recognized from the May 2024 Offering.

The May 2024 Offering closed on May 6, 2024 for net cash proceeds to the Company of approximately $3.5 million, consisting of gross cash proceeds of $4.0 million less cash equity issuance costs of approximately $0.5 million, which excludes the grant date fair value of the May 2024 Placement Agent Warrants of approximately $0.2 million.

Other Recent Equity Offerings

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

Common Stock Warrants and Warrant Exercises

February 2024 Warrant Inducement

On January 30, 2024, the Company entered into warrant inducement agreements (the “Warrant Inducement Agreements”) with certain accredited and institutional holders (collectively, the “Warrant Holders”) of certain of the Company’s remaining outstanding common stock warrants issued on May 10, 2022 (the "May 2022 Warrants"), January 4, 2023 (the “January 2023 Warrants”), and April 5, 2023 (the “April 2023 Warrants”), as well as certain outstanding Series 2 warrants issued on August 16, 2022 (the "Series 2 Warrants") (collectively, the “Existing Warrant(s)”). Pursuant to the Warrant Inducement Agreements, the exercise price of each of the Existing Warrants exercised was reduced to $10.97 per share. Each of the Warrant Holders that exercised its Existing Warrants pursuant to the Warrant Inducement Agreements, received one replacement warrant to purchase a share of the Company's common stock (the “Replacement Warrants”) for each Existing Warrant exercised (in its entirety, the "February 2024 Warrant Inducement").

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

Common Stock Warrants Outstanding and Warrant Activity

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholders' equity based on their relative fair value on their date of issuance. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in noncurrent liabilities. The Company had exercisable common stock warrants outstanding of 1,775,792 and 272,211 at June 30, 2024 and December 31, 2023, respectively. The Company's exercisable common stock warrants outstanding at June 30, 2024 includes: i) 530,142 pre-funded warrants with an exercise price of $0.0001 per share that were issued with the May 2024 Offering, ii) 922,863 common stock warrants with an exercise price of $6.314 per share that were issued with the May 2024 Offering, iii) 228,158 common stock warrants with an exercise price of $10.97, iv) 9,414 common stock warrant with an exercise price of $6.314, and v) 85,215 common stock warrants with a weighted average exercise price of $323.48. Of the outstanding common stock warrants, 9,414 are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes warrant activity during the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2023	272,211	$144.78	4.12
Granted	1,731,767	5.13	6.50	(1)
Exercised	(228,162)	10.97	—
Forfeited, expired or cancelled	(24)	53,474.38	—
Warrants outstanding, June 30, 2024	1,775,792	20.21	6.23	(1)

(1) The pre-funded common stock warrants granted and outstanding during and as of the six months ended June 30, 2024 have a perpetual term and are therefore excluded from the calculation of the weighted average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes RSUs, PSUs, and stock options.

During the six months ended June 30, 2024, the Company granted 1,000 stock options at a weighted-average fair market value of $6.63 per option. There were no RSUs other equity-based awards issued under any of the Company's equity incentive plans in the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company granted 28,997 stock options at a weighted average grant date fair market value of $15.13 per stock option, 17,100 RSUs at a weighted-average fair market value of $28.34 per RSU, and 4,576 PSUs at a weighted average fair market value of $16.90 per PSU.

Employee Stock Purchase Plan

Compensation expense associated with the ESPP for the three and six months ended June 30, 2024 was approximately $4,000 and $9,000, respectively. There was no compensation expense associated with the ESPP in the three and six months ended June 30, 2023.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock option, RSU and PSU awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development expense	$162	$67	$209	$116
General and administrative expense	196	77	262	121
Total	$358	$144	$471	$237

To reduce the ongoing administrative burden and expense associated with the quarterly vesting of the Company's time-based RSUs, on May 28, 2024, the Company's Board of Directors approved the immediate accelerated vesting of all unvested time-based RSUs issued to employees that were outstanding as of that date. The accelerated vesting was accounted for as a Type I modification under ASC 718 and accordingly, the Company recognized share-based compensation expense associated with the time-based RSUs subject to immediate vesting of approximately $129,000 in general and administrative expenses and approximately $125,000 in research and development expenses for the three and six months ended June 30, 2024.

As of June 30, 2024, the unrecognized compensation cost related to outstanding stock options was approximately $0.4 million, which is expected to be recognized over a weighted-average period of approximately 1.63 years and the unrecognized compensation cost related to outstanding time-based and performance-based RSUs was approximately $24,000, which is expected to be recognized over a weighted average period of approximately 0.80 years.

7. Collaborations and License Agreements

Research Collaboration and License Agreement with Giiant

On September 1, 2023, the Company entered into the Giiant License Agreement whereby the Company received an exclusive, worldwide license (with the right to sublicense in multiple tiers) to develop, manufacture, and commercialize substantially all of the assets of Giiant, including: (i) the PALI-2108 compound, and (ii) the PALI-1908 compound and the associated intellectual property around each of the foregoing (the “Giiant Licensed Assets”). The Giiant License Agreement has a perpetual term.

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

Prior to receiving regulatory approval to commence a Phase 1 clinical trial (as such term is defined in the Giiant License Agreement) (the “Proof of Concept”), each of the Company and Giiant shall be solely responsible for all costs and expenses incurred by such party for the joint development of the Giiant Licensed Assets, except as set forth in the

Giiant Development Plan. Prior to reaching the Proof of Concept, the Company will reimburse or advance Giiant up to an amount in the low seven-digit range for costs and expenses incurred by them, subject to increase upon unanimous consent of all members of the JDC, and provided that the costs and expenses are included in the Giiant Development Plan budget and are approved by the JDC. Upon reaching the Proof of Concept, the Company will be solely responsible for all costs and expenses incurred for the development, manufacturing, regulatory and commercialization of the Giiant Licensed Assets. For the three and six months ended June 30, 2024, the Company has recognized expenses related to the joint development plan with Giiant in the amount of approximately $1.9 million and $3.5 million, respectively, which are included in research and development expenses in the condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company has accrued joint development expenses of approximately $1.1 million and approximately $0.1 million, respectively, in accrued liabilities in the condensed consolidated balance sheets.

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

On August 2, 2024, the Company and Giiant entered into an amendment to the Giiant License Agreement (the "Giiant License Agreement Amendment"). See Note 9, Subsequent Event for further details.

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

During the six months ended June 30, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under the Newsoara Co-Development Agreement during the first quarter of 2023. During the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

The Newsoara Co-Development Agreement will expire upon the expiration date of the last valid claim of any licensed patent covering the Newsoara Licensed Products in the Territory. In addition, the Newsoara Co-Development Agreement can be terminated (i) by either party for the other party’s material breach that remains uncured for a specified time period after written notice or for events related to the other party’s insolvency, (ii) by LBS if Newsoara challenges or attempts to interfere with any licensed patent rights and, (iii) by Newsoara for any reason upon specified prior written notice.

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. Concurrent with the Company's decision to terminate the development of LB1148, on October 20, 2023 the Company terminated two of its license agreements with Regents. As of June 30, 2024, the only license agreement remaining with Regents is that entered into with LBS in August 2015, as amended in December 2019 and September 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During the six months ended June 30, 2023, there were approximately $25,000 in sublicense fees and no license maintenance fees due to Regents recognized in research and development expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the Company recognized no sublicense fees or license maintenance fees due to Regents in research and development expenses in the condensed consolidated statements of operations.

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

As of June 30, 2024, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $142,000 and a current and noncurrent operating lease liability related to the Corporate Office Lease of $130,000 and $24,000, respectively. As of June 30, 2024, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $163,000, including imputed interest of $9,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 1.2 years.

Maturities of the Company's operating lease liabilities as of June 30, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$69
2025	94
Total operating lease payments	163
Less: imputed interest	(9)
Total operating lease obligations	$154

The Company recognized operating lease expense associated with its Corporate Office Lease and its predecessor corporate headquarters lease of approximately $32,000 in both the three months ended June 30, 2024, and June 30, 2023 and $65,000 in both the six months ended June 30, 2024 and June 30, 2023.

Insurance Financing Arrangements

Consistent with past practice, in June 2024, the Company entered into an agreement to finance insurance policies that renewed in May 2024. The financing arrangement entered into in June 2024 has a stated annual interest rate of 8.42% and is payable over a 9-month period with the first payment commencing June 30, 2024. The insurance financing arrangement is secured by the associated insurance policies. As of June 30, 2024 and December 31, 2023, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was $0.3 million and $0.2 million, respectively.

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

The Company recognized no restructuring expenses related to either the 2022 Cost-Reduction Plan or the 2023 RIF for the three and six months ended June 30, 2024 and June 30, 2023. Total expenses related to the 2022 Cost-Reduction Plan and the 2023 RIF through June 30, 2024 were approximately $0.4 million and $0.2 million, respectively. The Company does not expect to incur any other significant costs associated with either the 2022 Cost-Reduction Plan or the 2023 RIF.

The following table summarizes the change in the Company's accrued restructuring liabilities under both the 2022 Cost-Reduction Plan and the 2023 RIF, which consisted solely of employee compensation and benefits and is classified within accrued liabilities in the condensed consolidated balance sheets as of each period shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of the beginning of period	$35	$5	$131	$180
Net accrual adjustments	(3)	-	(3)	-
Cash paid	(32)	(5)	(128)	(180)
Balance as of the end of period	$—	$—	$—	$—

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2024, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

9. Subsequent Event

Amendment to Giiant License Agreement

On August 2, 2024, the Company and Giiant entered into the Giiant License Agreement Amendment. Pursuant to the Giiant License Agreement Amendment, the Company agreed to increase the amount it will reimburse or advance to Giiant prior to Proof of Concept under the Giiant Development Plan by an amount in the mid six-digit range. As consideration for the increase, Giiant agreed to (i) a reduction in the Giiant Milestone Payments that would be due to them upon the achievement of the first two development milestones, and (ii) a decrease the Payment Cap applied to future Giiant License Payments, as set forth in the original Giiant License Agreement. The amount of the reduction in the Giiant Milestone Payment as a result of the Giiant License Agreement Amendment is in the high six-digit range and the decrease in the Payment Cap is in the mid-six digit range. There were no other changes to the terms of the original Giiant License Agreement as a result of the Giiant License Agreement Amendment that would have a material impact on the Company's results of operations, financial position or future cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

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
•
Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2024 and 2023.
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

PALI-2108

Our lead product candidate, PALI-2108, is a prodrug inhibitor designed to help treat UC by targeting the key enzyme phosphodiesterase-4 ("PDE4") in colon tissues and preventing it from breaking down inflammation regulating cyclic Adenosine Monophosphate ("cAMP") molecules. By inhibiting PDE4, intracellular cAMP molecule levels become elevated, which leads to a reduction of inflammatory molecules and an increase of anti-inflammatory molecules within tissues of the colon. Additionally, we believe PALI-2108 may help prevent the movement of inflammatory cells from the blood into colon tissues thereby lowering the activity of certain proteins that contribute to fibrosis (a type of tissue scarring).

With a glucuronic-derived sugar moiety, PALI-2108 remains minimally absorbed until activated by the colonic bacterium enzyme β-glucuronidase. The specific localized bioactivation by a bacterial enzyme found in the colon we believe helps focus the effects of PALI-2108 where they are needed the most.

We have demonstrated the dose-dependent efficacy of PALI-2108 as demonstrated in Dextran Sodium Sulfate (“DSS”)-induced UC mouse models and target engagement in an oxazolone (“OXZ”)-induced colitis mouse models. Thus, we have demonstrated PALI-2108 has preferential colon activation, which is a unique approach to delivering this novel PDE4 inhibitor locally within the colon and therefore, we believe, could position it as targeted therapy for moderate-to-severe UC.

We have successfully produced drug substance and engineering batches of the PALI-2108 drug product that are compliant with Good Manufacturing Practice ("GMP"). We have completed rodent and initiated non-rodent, non-pivotal investigational new drug application ("IND") -enabling or a Canadian Clinical Trial Application ("CTA") -enabling pre-clinical studies of PALI-2108 and are currently initiating pivotal IND/CTA-enabling pre-clinical studies, which we expect to be completed by the end of the third quarter of 2024. We plan to submit an IND/CTA in the third quarter of 2024 and initiate clinical trials of PALI-2108 in the fourth quarter of 2024. By the end of 2024, we plan to submit an IND/CTA and initiate a Phase 1 single ascending dose ("SAD") and multiple ascending dose ("MAD") clinical study including food effects in normal healthy volunteers evaluating the safety, tolerability, and pharmacokinetics as well as evaluate a MAD cohort of UC patients with elevated PDE4-associated biomarkers for pharmacodynamic effects. Topline data from the Phase 1 SAD/MAD trial is expected late in the first half of 2025. Following the completion of the Phase 1 SAD/MAD trial, we plan to initiate a Phase 1b/2a proof-of-concept trial in UC patients in the second half of 2025.

On September 1, 2023, we entered into a research collaboration and license agreement for substantially all of Giiant Pharma, Inc.'s ("Giiant") current and future proposed products (the “Giiant License Agreement”), including our lead product candidate, PALI-2108. On August 2, 2024, we entered into an amendment to the Giiant License Agreement with Giiant (the "Giiant License Agreement Amendment"). For further details, see Note 9, Subsequent Event, to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

Our Precision Medicine Approach

We are developing a biomarker-based patient selection approach that, if developed, we believe may aid clinicians in identifying patients who may respond to therapy with a locally acting PDE4 inhibitor such as PALI-2108. We are working with our team of precision medicine focused bioinformatics developers to identify biomarkers and develop optimal algorithms to aid in patient selection, which we believe may enrich the responder population and improve the rate of clinical response previously demonstrated with PDE4 inhibitors. This involves the use of clinical and multiomics data from a large patient population that will be used to identify PDE4-related biomarkers that are associated with disease, correlate with severity, correlate with clinical biomarkers, and are modified with local PDE4 inhibitor therapy in the colon. We have curated clinical study data, including longitudinal biomarker and clinical outcome data, to develop a deep understanding of the potential for patient response to PDE4 therapy, and we are in discussions with potential partners to access additional large scale IBD databanks with clinical, patient-reported, and molecular data that will be used to support and further validate the approach. Additionally, we have initiated the development of corresponding biomarker assays for these PDE4-related biomarkers that we expect to use in our planned clinical studies with the aim to develop U.S. Food and Drug Administration ("FDA") approved tests for selecting potential responders to PALI-2108.

Recent Developments in our pre-clinical studies of PALI-2108

•
We continue to execute and provide data from our pre-clinical studies of PALI-2108. Recent key findings in the pre-clinical studies of PALI-2108 include (i) PALI-2108 demonstrates similar target engagement to the PDE4 inhibitor, apremilast, which is approved for use in psoriasis and psoriatic arthritis; (ii) in a DSS colitis mouse model, PALI-2108 significantly prevented colon length reduction in dose dependent manner, and showed dose dependent improvements in body weight score, stool consistency score, fecal blood score, overall disease activity index ("DAI") score, and area under the curve of DAI over the course of the study; and (iii) PALI-2108 exhibited a dose-dependent efficacy response in two DSS colitis mouse models, achieving efficacy comparable to doses of apremilast considered intolerable for human use in UC patients.
•
We continue to prosecute our pre-clinical safety and toxicology studies, including the successful completion of a GI motility and emptying mouse study, cardiovascular and respiratory dog study, central nervous system battery study in mice, pivotal safety and toxicology studies including maximum tolerated dose ("MTD") and dose range finding studies for two species, mouse and dog. Follow up 14-day pivotal studies are completed and pending pathology and draft report, but no-observed-adverse-effect-levels ("NOAEL") have been determined for mice and for dog. Pharmacokinetic and Toxicokinetic analysis was completed for all MTD and pivotal studies. Functional observational battery studies and cardiorespiratory studies show little to no test item impact. GI transit was evaluated due to the mechanism of action and delivery mechanism, though it is not a required pivotal study. In summary, safety and toxicology studies have shown a large safety margin. This cumulative data will be used to estimate the first-in-human dose.
•
We recently received a notice for an intention to grant from the European Patent Office and an allowed Canadian patent from the Canadian Intellectual Property Office, both of which cover the proprietary composition of PALI-2108. We have submitted and plan to submit additional patent applications to continue to strengthen the PALI-2108 intellectual property portfolio.
•
We successfully completed the first GMP batch of PALI-2108. The GMP manufacturing was conducted in partnership with Eurofins, a contract development and manufacturing organization. This partnership included process development and scale-up of PALI-2108 to ensure adherence to regulatory standards. The drug substance produced has been successfully implemented in our completed murine and non-murine GLP toxicology studies and is slated for use in our upcoming Phase 1 clinical study. In addition to the successful production of the drug substance, we have completed manufacturing and performance testing of engineering batches PALI-2108. These batches consist of enteric-coated tablets designed to protect PALI-2108 from upper gut conditions and to be released distally within the small intestine. The drug product batches have consistently demonstrated reliable drug release profiles.
•
We continue to advance our strategic collaboration with Strand Life Sciences, a bioinformatics specialist, which we initiated in April of 2024. Recent key areas of progress include: (i) the identification of candidate PDE4-related biomarkers overlapping with UC pathophysiology, (ii) ongoing research focused on refining patient selection strategies based on PDE4-related biomarkers and disease characteristics to optimize clinical outcomes for patients with UC, and (iii) continued progress in refining our precision medicine approach, integrating clinical biomarkers, disease activity measures, and transcriptomics data, to tailor personalized UC therapies.

Recent Financings

In May 2024, we completed a private placement for net cash proceeds of approximately $3.5 million consisting of gross cash proceeds of $4.0 million, less cash equity issuance costs of approximately $0.5 million.

In February 2024, we completed a warrant inducement transaction for net cash proceeds of approximately $2.2 million consisting of gross cash proceeds of $2.5 million, less cash equity issuance costs of approximately $0.3 million.

We intend to use the net proceeds from the recent financings for working capital and general corporate purposes, including the development of PALI-2108. With our cash and cash equivalents balance of $11.4 million as of June 30, 2024, we believe we have sufficient cash to fund our currently planned operations through the first quarter of 2025.

RESULTS OF OPERATIONS

License Revenue

We generated no revenues from the sale of our product candidates for any of the periods presented. For the six months ended June 30, 2023, we recognized license revenue of approximately $0.3 million from the co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, we recognized no license revenue.

Research and Development Expenses

Research and development expenses have historically consisted primarily of costs incurred for the clinical development of our product candidate LB1148. On August 9, 2023, based on the results of the efficacy and safety data of the U.S. Phase 2 PROFILE study, we terminated the development of LB1148.

Our research and development costs include:

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
•
regulatory expenses.

We do not expect to incur any significant costs in 2024 or beyond related to the closing down of the associated clinical trials of LB1148. Through the first six months of 2024, the nature of our research and development expenses incurred related primarily to the pre-clinical activities associated with the development of PALI-2108. As we prepare to initiate a Phase 1 clinical trial of PALI-2108 expected in the fourth quarter of 2024, we expect our clinical research and development costs to increase in the remainder of 2024.

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, Contract Research Organizations ("CROs"), clinical site, contract manufacturing organizations (“CMOs”) and research laboratories in connection with our pre-clinical development, process development, manufacturing, clinical development, and regulatory activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. As needed, we manage third parties that are engaged to conduct our (i) research activities, (ii) pre-clinical, clinical and translational science development activities, and (iii) process development. When we perform any research and development or manufacturing activities under a co-development agreement, we record the expense reimbursement from the co-development partner as a reduction to research and development expense once the reimbursement amount is approved for payment by the co-development partner. Pursuant to agreements where we perform research and development activities under a joint development plan, such as our research and collaboration with Giiant, qualifying development costs are expensed as research and development costs as incurred.

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

Reverse Stock Split

On April 5, 2024, we effected a 1-for-15 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each of our stockholders received one share of our common stock for every 15 shares such stockholder held immediately prior to the effective time of the Reverse Stock Split. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible preferred stock, stock-based awards and common stock warrants included in this Quarterly Report on Form 10-Q, including the exercise or conversion price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the Reverse Stock Split.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses
Research and development	$2,628	$2,177	$451	21%
General and administrative	1,583	1,432	151	11%
Total operating expenses	4,211	3,609	602	17%
Loss from operations	(4,211)	(3,609)	(602)	17%
Other income (expense):
Interest expense	(2)	(3)	1	(33)%
Other income, net	133	219	(86)	(39)%
Total other income, net	131	216	(85)	(39)%
Net loss	$(4,080)	$(3,393)	$(687)	20%

Research and Development Expenses

The increase in research and development expenses from approximately $2.2 million for the three months ended June 30, 2023 to approximately $2.6 million for the three months ended June 30, 2024 is attributable to higher expenses recognized for the three months ended June 30, 2024 that were directly related to the joint development of our lead asset, PALI-2108, and higher share-based compensation expense, partially offset by a decrease in costs directly related to our development of LB1148, which we ceased in August of 2023, and lower other employee-related costs.

We continue to rapidly advance our pre-clinical studies of PALI-2108 towards the planned commencement of clinical studies in the fourth quarter of 2024. Accordingly, for the three months ended June 30, 2024 we recognized joint development costs of $1.9 million, of which there were none in the three months ended June 30, 2023. Offsetting these costs, as a result of our decision to no longer pursue the clinical development of LB1148, direct clinical trial-related costs related specifically to the development of that asset, decreased by approximately $1.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

To reduce the ongoing administrative burden and expense associated with the quarterly vesting of our time-based RSUs, on May 28, 2024, our Board of Directors ("Board") approved the immediate accelerated vesting of all unvested time-based RSUs issued to employees that were outstanding as of that date (the "Accelerated RSU Vesting"). Accordingly, we recognized share-based compensation expense associated with the time-based RSUs subject to immediate vesting of approximately $0.1 million in research and development expenses in the three months ended June 30, 2024. Offsetting this $0.1 million increase in share-based compensation expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, were employee-related costs, which decreased by approximately $0.1 million as a result of a 25% reduction in our employee workforce in October 2023, specifically research and development employees that were no longer deemed critical for our development of PALI-2108, as well as a decrease in fees associated with the hiring of our Chief Medical Officer ("CMO") in September of 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 11%, from approximately $1.4 million for the three months ended June 30, 2023 to $1.6 million for the three months ended June 30, 2024. The increase was primarily due to an increase in ongoing consultant and contract labor of $0.3 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023 and a $0.1 million increase in share-based compensation expense due to the Accelerated RSU Vesting in the current quarter. Partially offsetting these increases were lower insurance costs of approximately $0.1 million, due to lower insurance premiums, and lower Board and Board committee fees of approximately $0.1 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which were due to the decrease in the size of our Board and Board committee membership in the first quarter of 2024.

Other (expense) income

Other income, net, for the three months ended June 30, 2024 includes dividend income of approximately $0.1 million from our investments in the period of excess cash in money market funds with maturities of three months or less.

Other income, net, for the three months ended June 30, 2023 includes dividend income of approximately $0.2 million from our investments of excess cash in money market funds with maturities of three months or less.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
License revenue	$—	$250	$(250)	n/a
Operating expenses
Research and development	4,842	3,418	1,424	42%
General and administrative	3,042	2,970	72	2%
Total operating expenses	7,884	6,388	1,496	23%
Loss from operations	(7,884)	(6,138)	(1,746)	28%
Other (expense) income:
Interest expense	(3)	(3)	—	—
Other income, net	280	408	(128)	(31)%
Total other income, net	277	405	(128)	(32)%
Net loss	$(7,607)	$(5,733)	$(1,874)	33%

License revenue

During the six months ended June 30, 2023, we recognized license revenue of approximately $0.3 million earned upon the achievement of a milestone under the Newsoara Co-Development Agreement. During the six months ended June 30, 2024, we recognized no license revenue.

Research and Development Expenses

The approximately $1.4 million, or 42%, increase in research and development expenses from approximately $3.4 million for the six months ended June 30, 2023 to approximately $4.8 million for the six months ended June 30, 2024 is primarily attributable to approximately $3.5 million of expenses recognized that were directly related to the joint development of PALI-2108, of which there were none in the prior year period, partially offset by a decrease in expenses of approximately $1.9 million that were directly related to our development of LB1148, which we ceased in August of 2023.

Partially offsetting the net increase in our pre-clinical and clinical-related expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was a decrease of approximately $0.3 million as a result of a 25% reduction in our research and development employee workforce in October 2023, as well as a decrease in fees associated with the hiring of our CMO in September of 2023. Share-based compensation expense increased by $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as a result of the Accelerated RSU Vesting.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.1 million, or 2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by a $0.4 million increase in consultants and contract labor and a $0.1 million increase in share-based compensation expense, which was due to the Accelerated RSU Vesting. The increase was partially offset by (i) a decrease insurance costs of approximately $0.2 million, due to lower insurance premiums, (ii) a decrease in our Board and Board committee fees of approximately $0.1 million, due to reduction in the size of our Board and Board committee membership in the first quarter of 2024, and (iii) a decrease in professional fees, primarily accounting fees, of $0.1 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other (expense) income

Other income, net, for the six months ended June 30, 2024 includes dividend income of approximately $0.3 million from our investments of excess cash in money market funds with maturities of three months or less in the period.

Other income, net, for the six months ended June 30, 2023 includes dividend income of approximately $0.3 million from our investments of excess cash in money market funds with maturities of three months or less and a non-cash gain of approximately $0.1 million associated with the revaluation of liability-classified warrants in the period.

Liquidity and Capital Resources

Financial Condition

Since our inception, we have primarily financed our operations through the sales of our securities, issuance of debt, the exercise of common stock warrants, and to a lesser degree, grants and research contracts as well as the licensing of our intellectual property to third parties. Refer to the paragraph under the heading "Going Concern" in the Results of Operations section above for management's assessment of our ability to continue as a going concern.

Sources of Liquidity

We expect to incur substantial operating losses for the foreseeable future. We will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. Our ability to raise additional capital may be adversely impacted by: (i) general political or economic conditions, (ii) inflation, (iii) rising interest rates, (iv) ongoing supply chain disruptions, (v) the ongoing global conflicts, including those in the Ukraine and Middle East, and (vi) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry. In the event that we are unable to access additional capital, we may need to curtail or greatly reduce our operations, which could have a materially adverse impact on our business, financial condition, and results of operations.

Recent Equity Offerings

On May 6, 2024, we completed a private placement of common stock, prefunded warrants to purchase common stock and warrants to purchase common stock (the "May 2024 Offering"). Gross cash proceeds from the May 2024 Offering were $4.0 million and net cash proceeds were approximately $3.5 million after deducting cash equity issuance costs of approximately $0.5 million.

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

The Warrant Holders collectively exercised an aggregate of 228,162 Existing Warrants. As a result of the exercises of the Existing Warrants, we issued an aggregate of 228,162 shares of our common stock. The February 2024 Warrant Inducement closed on February 1, 2024 net cash proceeds of approximately $2.2 million consisting of gross cash proceeds of $2.5 million, less cash equity issuance costs of approximately $0.3 million.

During the six months ended June 30, 2023 we received gross cash proceeds of approximately $2.7 million from common stock warrant exercises, approximately $1.4 million of which related to common stock warrant exercises on December 30, 2022 for which the related cash was not received by us until January 2023.

Cash Flows

As of June 30, 2024, we had $11.4 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6,679)	$(5,725)
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	5,600	9,749

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $6.7 million for the six months ended June 30, 2024, which reflects an approximately $7.6 million net loss adjusted for (i) approximately $0.3 million of net cash inflows related to changes in operating assets and liabilities and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.5 million non-cash expense recognized for stock-based compensation and related charges, and an approximately $0.1 million non-cash expense associated with the issuance of our common stock as payment for vendor services provided. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.5 million driven by the payment of annual employee cash bonuses in the first quarter of 2024 and a $0.1 million cash outflow related to payments of the our operating lease that was more than offset by a cash inflow of approximately $0.9 million from: (i) a decrease in prepaids and other current assets and other noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of the Company's prepaid insurance policies, and (ii) an increase in accounts payable and accrued liabilities, which was primarily due to an increase in accrued joint development expenses associated with the Giiant License Agreement that were partially offset by a decrease in accrued severance payments, lower accrued Board and Board committee fees, and lower accounts payable due to the timing of payments.

Cash used in operating activities of approximately $5.7 million for the six months ended June 30, 2023 reflects an approximately $5.7 million net loss for the period adjusted for (i) approximately $0.1 million of net cash outflows related to changes in operating assets and liabilities and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.2 million non-cash expense recognized for stock-based compensation and related charges. The net cash outflow from operating assets and liabilities was primarily due to (i) the payment of the 2022 annual employee bonuses in the first quarter of 2023, (ii) a $0.4 million cash outflow for accounts payable and accrued liabilities, which was due to the timing of payments, and (iii) a $0.1 million cash outflow related to payments of the our operating lease, partially offset by a cash inflow from the decrease in prepaids and other assets and other noncurrent assets, excluding the reduction in other assets due to cash proceeds of $1.4 million received in the six months ended June 30, 2023 from warrants exercises, which were receivable to us as of December 31, 2022.

Net cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2023 consists of payments for leasehold improvements. There we no cash proceeds or payments for investing activities for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2024, cash provided by financing activities of approximately $5.6 million was attributable to net cash proceeds of approximately $2.2 million from the exercise of common stock warrants in conjunction with the February 2024 Warrant Inducement and net cash proceeds of approximately $3.6 million from the May 2024 Offering, partially offset by payments made on the Company's insurance financing arrangements of approximately $0.2 million.

For the six months ended June 30, 2023, cash provided by financing activities of approximately $9.7 million was attributable to cash proceeds of approximately $2.2 million and $5.3 million from the January 2023 Offering and April 2024 Offering, respectively. Also contributing to the cash provided by financing activities in the six months ended June 30, 2023 was $2.8 million from the exercise of common stock purchase warrants, which includes the receipt in early January 2023 of a $1.4 million other receivable from warrant exercises on December 30, 2022, partially offset by payments of equity issuance costs of approximately $0.6 million and payments made on the Company's insurance financing arrangements of approximately $0.1 million.

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

Commencing on June 1, 2022, we are subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of June 30, 2024, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $163,000, including imputed interest of $9,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 1.2 years.

Insurance Financing Arrangement

Consistent with past practice, in June 2024, we entered into an agreement to finance insurance policies that renewed in May 2024. The insurance financing arrangement is secured by the associated insurance policies. As of June 30, 2024 the aggregate remaining balance under the insurance financing arrangement of $0.3 million is payable over a 9-month period with the first payment having commenced on June 30, 2024.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $11.4 million as of June 30, 2024, we believe we have sufficient cash to fund our currently planned operations through the first quarter of 2025. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than the first quarter of 2025. Beyond the first quarter of 2025 we will require additional financing to continue at our expected level of operations. If we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of our development activities, or potentially cease our operations.

As we prepare to initiate a Phase 1 clinical trial of PALI-2108 expected in the fourth quarter of 2024, we expect our immediate cash usage may increase due to the payment of upfront fees, which may be required by certain vendors. As a result of the Giiant License Agreement Amendment, we expect our near-term cash commitments under the joint development plan for our lead asset, PALI-2108, will increase in consideration for decreasing the milestone payments and maximum royalty payments that may be due to Giiant upon the achievement certain development milestones and sales or sublicenses of any assets licensed from Giiant (as set forth in the Giiant License Agreement Amendment).

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. Our estimates are based on historical experience, known trends, events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies

Our significant accounting policies used in the preparation of the condensed consolidated financial statements are described in more detail in Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K. In the three months ended March 31, 2024, we determined that our accounting policy for Derivative Financial Instruments disclosed in the Form 10-K is no longer a critical accounting policy due to the insignificant impact our liability-classified warrants currently has on our financial statements. Other than the removal of our critical accounting policy for Derivative Financial Instruments, we believe there have been no significant changes in our critical accounting policies and significant judgments and estimates since those disclosed in our most recently filed Form 10-K.

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of June 30, 2024. The material weakness continues to be present as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

•
We have a limited operating history and have never generated any revenue from product sales.
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

Our research and development efforts are focused on a therapeutic based on PDE4 inhibitors. Our development of PALI-2108 is in the pre-clinical stage and such technology’s commercial feasibility and acceptance in our target indication of inflammatory bowel disease are unknown. Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs have not been proven. Because of these and similar uncertainties, it is possible that our product candidates will not reach commercialization. If we are unable to successfully develop and commercialize our product candidates, we will be unable to generate revenue or build a sustainable or profitable business.

We depend on our license agreement with Giiant to permit us to use patents and patent applications relating to PALI-2108. Termination of these rights or the failure to comply with obligations under the license agreement could materially harm our business and prevent us from developing or commercializing PALI-2108, our lead product candidate.

We are a party to a license agreement with Giiant under which we have been granted rights to patents and patent applications that are important to our business. We rely on this license agreement to be able to use various proprietary technologies that are material to our business, including certain trade secrets and patent applications that cover PALI-2108. Our rights to use this intellectual property and employ the inventions claimed in these patent applications and contained in the trade secrets are subject to the continuation of and our compliance with the terms of the Giiant License Agreement. If we fail to comply with any of our obligations under the Giiant License Agreement, Giiant may have the right to terminate the agreement, in which event we would not be able to continue the development of PALI-2108. Additionally, disputes may arise under the Giiant License Agreement regarding the intellectual property that is subject to such agreement. If disputes over intellectual property that we have licensed, or in the future may license, prevent or impair our ability to maintain any of our license agreements, including the Giiant License Agreement, on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technologies.

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

The proposed product candidate we currently have under development, PALI-2108, will require significant development, pre-clinical and clinical testing and the investment of significant funds to gain regulatory approval before it can be commercialized. The results of our research and human clinical testing of PALI-2108 may not meet regulatory requirements. If approved, PALI-2108 may also require the completion of post-market studies. There can be no assurance that PALI-2108 will be successfully developed and approved. The process of completing pre-clinical and clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals, we will not be able to market PALI-2108 and our operations may be adversely affected.

If pre-clinical and clinical studies of PALI-2108 do not yield successful results, we may decide to not continue the development of PALI-2108.

We must demonstrate that PALI-2108 is safe and efficacious in humans through extensive pre-clinical and clinical testing. Our research and development programs are in the pre-clinical stage of development. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•
the results of pre-clinical studies may not be indicative of results that will be obtained in human clinical trials;
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

At the time therapeutic drugs are approved for marketing, they are given a “product label” from the FDA or other regulatory body. In most countries this label sets forth the approved indication for marketing, and identifies potential safety concerns for prescribing physicians and patients. While we intend to seek as broad of a product label as possible for PALI-2108, we may receive a narrower label than is expected by either us or third parties, such as stockholders and securities analysts. For example, any approved products may only be indicated to treat refractory patients (i.e., those who have failed some other first-line therapy). Similarly, it is possible that only a specific sub-set of patients safely responds to PALI-2108. As a result, even if successful in clinical trials, PALI-2108 could be approved only for a subset of patients. Additionally, safety considerations may result in contraindications that could further limit the scope of an approved product label. Any of these or other safety and efficacy considerations could limit the commercial prospects of PALI-2108.

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

The Giiant License Agreement provides for certain joint research and development of PALI-2108 related to pre-clinical studies and development. Our business strategy relies on such collaboration to shorten the time required to file an IND and accelerate the knowledge transfer of trade secrets and other know-how associated with the licensed technologies. Overall, the success of the development PALI-2108 will depend on our ability to manage such relationship, and to a certain extent, to the efforts of Giiant, which are beyond our control. If we are not able to successfully manage such relationship, the development of PALI-2108 may take longer and be more costly than previously anticipated.

Risks Related to our Business

We have a limited operating history and have never generated any revenue from product sales.

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

We currently rely on and expect to continue to rely upon the efforts of third parties for the successful development and commercialization of our product candidates. The clinical and commercial success of our product candidates may depend upon maintaining successful relationships with third-party partners, which are subject to a number of significant risks, including the following:

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

We have entered into the Giiant License Agreement, with respect to our lead product candidate, PALI-2108 and other assets of Giiant. The Giiant License Agreement imposes various diligence, milestone, royalty, insurance, expense reimbursement, and other obligations on us. If we fail to comply with these obligations, Giiant may have the ability to terminate the license, subject to certain requirements as more fully set forth in the Giiant License Agreement. In the event that the license granted thereunder terminates, our business, financial condition, operating results, and prospects would be materially adversely affected.

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

Since the completion of the merger with Seneca on April 27, 2021, the price of our common stock has been subject to significant fluctuation. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and may be subject to large daily price swings. Some of the factors that may cause the market price of our shares to fluctuate include, but are not limited to:

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

As of June 30, 2024, the last business day of our most recently completed second fiscal quarter, our public float is less than $250 million and therefore, we qualify as a smaller reporting company under SEC rules. As a smaller reporting company, we can take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Such reduced disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues are below $100 million and we have a public float of less than $700 million.

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

We are entitled under our certificate of incorporation, as amended, to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of June 30, 2024, we had outstanding, common stock or securities convertible into common stock, totaling 2,788,202 shares. As a result, we are authorized to issue up to an additional 277,211,798 shares of common stock or common stock equivalents under our certificate of incorporation as amended. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2024, we issued 10,000 restricted common shares to consultants as partial payment for rebranding and website services. The common stock shares were fully vested on the grant date and valued at $4.76 on the date of issuance.

On June 17, 2024, we issued 5,603 restricted common shares to consultants as partial payment for business advisory services. The common stock shares were fully vested on the grant date and valued at $4.68 on the date of issuance.

The offers, sales and issuances of the securities described herein were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of D promulgated under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in the above transaction(s) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the Company.

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

10.48*#	Amendment to Research Collaboration and License Agreement with Giiant Pharma, Inc. dated August 2, 2024.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

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

PALISADE BIO, INC.

Date: August 12, 2024	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)