Form 10-Q
period 2024-09-30
PALISADE BIO, INC.
filed 2024-11-12
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 1,329,516 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$8,040	$12,432
Prepaid expenses and other current assets	830	896
Total current assets	8,870	13,328
Restricted cash	26	26
Property and equipment, net	3	10
Operating lease right-of-use asset	113	198
Other noncurrent assets	324	490
Total assets	$9,336	$14,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$366	$698
Accrued liabilities	1,509	831
Accrued compensation and benefits	449	778
Current portion of operating lease liability	122	121
Insurance financing debt	235	158
Total current liabilities	2,681	2,586
Warrant liability	2	2
Contingent consideration obligation	45	61
Operating lease liability, net of current portion	—	90
Total liabilities	2,728	2,739
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 1,198,516 and 618,056 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	6
Additional paid-in capital	139,195	132,811
Accumulated deficit	(132,600)	(121,506)
Total stockholders' equity	6,608	11,313
Total liabilities and stockholders' equity	$9,336	$14,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License revenue	$—	$—	$—	$250
Operating expenses:
Research and development	2,137	2,104	6,979	5,522
General and administrative	1,456	1,674	4,498	4,644
Total operating expenses	3,593	3,778	11,477	10,166
Loss from operations	(3,593)	(3,778)	(11,477)	(9,916)
Other (expense) income:
Interest expense	(6)	(8)	(9)	(11)
Other income, net	112	190	392	598
Total other income, net	106	182	383	587
Net loss	$(3,487)	$(3,596)	$(11,094)	$(9,329)

Net loss available to common stockholders	$(3,487)	$(3,612)	$(11,094)	$(9,345)
Basic and diluted weighted average shares used in computing basic and diluted net loss per common share*	1,500,409	489,624	1,168,277	402,074
Basic and diluted net loss per common share*	$(2.32)	$(7.38)	$(9.50)	$(23.24)

(*) Basic and diluted loss per common share and basic and diluted weighted average share used in computing basic and diluted loss per common share for the three and nine months ended September 30, 2023 has been adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949
Net loss	—	—	—	—	—	(3,487)	(3,487)
Stock-based compensation expense and related charges	—	—	—	—	95	—	95
Issuance of common stock to vendors	—	—	14,029	—	51	—	51
Issuance of common stock in connection with exercise of warrants	—	—	218,142	2	(2)	—	—
Balance, September 30, 2024	200,000	$2	1,198,516	$11	$139,195	$(132,600)	$6,608

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, June 30, 2023	200,000	$2	456,622	$4	$130,717	$(114,923)	$15,800
Net loss	—	—	—	—	—	(3,596)	(3,596)
Stock-based compensation expense and related charges	—	—	—	—	202	—	202
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	1,466	—	—	—	—
Issuance of common stock and warrants in September 2023 Offering, net of issuance costs of $345	—	—	155,959	2	1,674	—	1,676
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	—	—	—	16	(16)	—
Balance, September 30, 2023	200,000	$2	614,047	$6	$132,609	$(118,535)	$14,082

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2023	200,000	$2	618,056	$6	$132,811	$(121,506)	$11,313
Net loss	—	—	—	—	—	(11,094)	(11,094)
Stock-based compensation expense and related charges	—	—	—	—	575	—	575
Issuance of common stock to vendors	—	—	29,632	—	124	—	124
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	17,270	—	(25)	—	(25)
Issuance of common stock in connection with exercise of warrants	—	—	218,142	2	(2)	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock in connection with warrant inducement, net of issuance costs of $2,412 (Note 5)	—	—	228,162	2	2,158	—	2,160
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Reverse stock split fractional share settlement	—	—	(102)	—	—	—	—
Balance, September 30, 2024	200,000	$2	1,198,516	$11	$139,195	$(132,600)	$6,608

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2022	200,000	$2	196,287	$2	$121,665	$(109,190)	$12,479
Net loss	—	—	—	—	—	(9,329)	(9,329)
Stock-based compensation expense and related charges	—	—	—	—	439	—	439
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	2,310	—	—	—	—
Issuance of common stock in connection with exercise of warrants	—	—	146,932	1	1,349	—	1,350
Issuance of common stock and warrants in January 2023 Offering, net of issuance costs of $507	—	—	31,789	—	2,166	—	2,166
Issuance of common stock and warrants in April 2023 Offering, net of issuance costs of $854	—	—	80,770	1	5,300	—	5,301
Issuance of common stock and warrants in September 2023 Offering, net of issuance costs of $345	—	—	155,959	2	1,674	—	1,676
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	—	—	—	16	(16)	—
Balance, September 30, 2023	200,000	$2	614,047	$6	$132,609	$(118,535)	$14,082

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023

Net loss	$(11,094)	$(9,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Non-cash operating lease expense	85	76
Recurring fair value measurements of liabilities	(159)	153
Issuance of common stock to vendors	124	—
Loss on disposal of property and equipment	4	—
Stock-based compensation and related charges	575	439
Other	—	(108)
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	542	596
Accounts payable and accrued liabilities	526	(184)
Accrued compensation and benefits	(329)	43
Operating lease liabilities	(89)	(77)
Net cash used in operating activities	(9,812)	(8,387)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities:
Payments on insurance financing debt	(270)	(290)
Proceeds from issuance of common stock and warrants	4,000	9,419
Proceeds from the exercise of warrants	2,503	2,758
Payment of warrant inducement issuance costs	(343)	—
Payment of equity issuance costs	(456)	(567)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	11	—
Shares withheld for payment of employee withholding tax liability	(25)	—
Net cash provided by financing activities	5,420	11,320
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,392)	2,929
Cash, cash equivalents and restricted cash, beginning of year	12,458	12,409
Cash, cash equivalents and restricted cash, end of period	$8,066	$15,338
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$8,040	$15,312
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$8,066	$15,338
Supplemental disclosures of cash flow information:
Interest paid	$8	$10
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement and equity issuance costs included in accounts payable and accrued liabilities	$—	$50
Non-cash impact of exercise price reset on outstanding warrants related to down round provisions	—	16
Fair value of warrants issued to solicitation agent	94	—
Fair value of warrants issued to placement agent	249	384
Deferred equity issuance costs recognized as a reduction in additional paid-in capital from financing activities	37	—
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	347	461
Incremental fair value of modified warrants (Note 5)	1,975	—

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

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. The Company's lead product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease, or IBD, including ulcerative colitis and Crohn's disease.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced losses and negative cash flows from operations since its inception. As of September 30, 2024, the Company had an accumulated deficit of $132.6 million and cash and cash equivalents of approximately $8.0 million. The Company expects to continue to incur losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurances that such profitability will ever be achieved.

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

Historically, the Company has funded its operations primarily through equity financings. The Company plans to continue to fund its operations through its cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 5, Stockholders' Equity, for discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company is successful in raising additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these occurrences could materially harm the Company’s business, results of operations and future prospects.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company’s financial statements filed in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024, and any Quarterly Reports on Form 10-Q filed thereafter.

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. During the fourth quarter of 2023, the Company reclassified the fair value of the contingent consideration milestone payment obligation associated with the Giiant License Agreement (as defined below), including transaction related costs, in the amount of $362,000 from In-process research and development expenses to Research and development expenses at the consolidated statement of operations, which impacted amounts previously reported for the three and nine months ended September 30, 2023.

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and nine months ended September 30, 2024 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$473	$428
Other receivables	96	148
Prepaid subscriptions and fees	148	138
Prepaid software licenses	19	64
Deposits	12	—
Deferred equity issuance costs	76	112
Prepaid other	6	6
	$830	$896

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the nine months ended September 30, 2024, the Company netted previously deferred equity issuance costs of approximately $37,000 against the additional paid-in capital recognized in conjunction with the warrant inducement transaction that closed on February 1, 2024 (see Note 5, Stockholders' Equity).

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance, less current portion	$324	$478
Other noncurrent assets	—	12
	$324	$490

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued accounts payable	$118	$146
Accrued clinical trial expenses	174	20
Accrued CMC expenses	264	5
Accrued director stipends	59	106
Accrued severance and benefits (Note 9)	—	131
Accrued joint development expenses (Note 7)	669	98
Current portion of contingent consideration obligation (Note 4)	—	143
Accrued other	225	182
	$1,509	$831

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, insurance financing debt, liability-classified warrants and a contingent consideration obligation. The carrying amounts of financial instruments such restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt as of September 30, 2024 and December 31, 2023 approximates its fair value due to the market rate of interest, which is based on level 2 inputs. The Company’s liability-classified common stock warrants and its contingent consideration obligation are carried at fair value based on level 3 inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets. The fair value of the Company's cash and cash equivalents invested in money market funds was $7.7 million and $12.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

Contingent Consideration Obligation

On September 1, 2023, the Company and Giiant Pharma, Inc. ("Giiant") entered into a research collaboration and license agreement (“Giiant License Agreement”). Pursuant to the Giiant License Agreement, the Company incurred a contingent consideration obligation related to future milestone payments. The Company has an obligation to make contingent consideration payments to Giiant, in either cash or shares of the Company’s common stock solely at the Company’s election, upon the achievement of development milestones (as set forth in the Giiant License Agreement). Because the contingent consideration may be settled in shares of the Company's common stock, the Company has determined it should be accounted for under Accounting Standards Codification ("ASC") 480, and accordingly has recognized it as a liability measured at its estimated fair value. On August 2, 2024, the Company and Giiant entered into an amendment to the Giiant License Agreement, which among other things, reduced the milestone payments due to Giiant upon the achievement certain development milestones (see Note 7, Collaborations and License Agreements, for further details).

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The significant assumptions used in the calculation of the fair value as of September 30, 2024 included a discount rate of 12.1% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is fair valued on a recurring basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Contingent Consideration Obligation	2024	2023	2024	2023
Fair value at beginning of period	$209	$—	$204	$—
Initial fair value at the original issuance date	—	212	—	212
Change in fair value during the period	(164)	—	(159)	—
Fair value at end of period	$45	$212	$45	$212

As of December 31, 2023, approximately $143,000 of the contingent consideration obligation was recognized in accrued liabilities in the condensed consolidated balance sheets as it was expected to be settled within one-year of the balance sheet date. None of the contingent consideration obligation is expected to be settled within one-year of the balance sheet date as of September 30, 2024. A contingent consideration obligation of approximately $45,000 and $61,000, respectively, was recognized as a noncurrent liability in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The change in the fair value of the contingent consideration obligation of approximately $164,000 and $159,000 for the three and nine months ended September 30, 2024, respectively, was primarily due to the reduction in the milestone payments due to Giiant upon the achievement certain development milestones pursuant to the amendment to the Giiant License Agreement, partially offset by a decrease in the discount rate used. The resulting gains on the revaluation of the liability was recognized in research and development expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. There was no change in the fair value of the contingent consideration obligation for the three and nine months ended September 30, 2023.

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

As of September 30, 2024, the fair value of the Company's liability-classified warrants outstanding was determined to be insignificant using a Black-Scholes option pricing model valuation model due to the low market price of the Company's stock at the date of valuation relative to the exercise price of the underlying warrants outstanding.

The following table summarizes the activity of the Company’s Level 3 liability-classified warrants during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warrant Liabilities	2024	2023	2024	2023
Fair value at beginning of period	$2	$2	$2	$61
Change in fair value during the period	—	—	—	(59)
Fair value at end of period	$2	$2	$2	$2

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of September 30, 2024, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of September 30, 2024, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock") and 200,000 of which are issued and outstanding. As of September 30, 2024, all of the Company's 200,000 shares of Series A Convertible Preferred Stock outstanding are convertible into an aggregate of 8 shares of the Company's common stock.

Recent Equity Offerings

May 2024 Offering

On May 1, 2024, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company sold in a private placement, (i) 85,100 shares of common stock at a purchase price per share of $6.5015, (ii) 530,142 prefunded warrants to purchase shares common stock at a purchase price of $6.5014 per prefunded warrant, with such prefunded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term, and (iii) common stock warrants to purchase 922,863 shares of the common stock at an exercise price of $6.314 per share and a term of seven years from the date of issuance (the "May 2024 Warrants") (collectively, the “May 2024 Offering”).

The Company issued warrants to the placement agent in the May 2024 Offering to purchase an aggregate 36,914 shares of common stock (the “May 2024 Placement Agent Warrants”). The May 2024 Placement Agent Warrants have substantially the same terms as the May 2024 Warrants, except that the exercise price of each of the May 2024 Placement Agent Warrants is $10.727 per share and the term is five years from issuance. The fair value of the May 2024 Placement Agent Warrants was recognized by the Company as an equity issuance cost which reduced the additional paid-in capital recognized from the May 2024 Offering.

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

Common Stock Warrants and Warrant Exercises

February 2024 Warrant Inducement

On January 30, 2024, the Company entered into warrant inducement agreements (the “Warrant Inducement Agreements”) with certain accredited and institutional holders (collectively, the “Warrant Holders”) of certain of the Company’s remaining outstanding common stock warrants issued on May 10, 2022 (the "May 2022 Warrants"), January 4, 2023 (the “January 2023 Warrants”), and April 5, 2023 (the “April 2023 Warrants”), as well as certain outstanding Series 2 warrants issued on August 16, 2022 (the "Series 2 Warrants") (collectively, the “Existing Warrant(s)”). Pursuant to the Warrant Inducement Agreements, the exercise price of each of the Existing Warrants exercised was reduced to $10.97 per share. Each of the Warrant Holders that exercised its Existing Warrants pursuant to the Warrant Inducement Agreements, received one replacement warrant to purchase one share of the Company's common stock (the “Replacement Warrants”) for each Existing Warrant exercised (in its entirety, the "February 2024 Warrant Inducement").

The Replacement Warrants are exercisable immediately, have an exercise price per share of $10.97, and expire five years from the date of issuance, which was February 1, 2024.

The Warrant Holders collectively exercised an aggregate of 228,162 Existing Warrants consisting of: (i) 4,865 May 2022 Warrants, (ii) 4,267 Series 2 Warrants, (iii) 67,511 January 2023 Warrants, and (iv) 151,519 April 2023 Warrants. As a result of the exercises of the Existing Warrants, the Company issued an aggregate of 228,162 shares of its common stock and 228,162 Replacement Warrants. The February 2024 Warrant Inducement closed on February 1, 2024 with the Company receiving net cash proceeds of approximately $2.2 million consisting of gross cash proceeds of $2.5 million, less cash equity issuance costs of approximately $0.3 million.

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

Common Stock Warrants Outstanding and Warrant Activity

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholders' equity based on their relative fair value on their date of issuance. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in noncurrent liabilities. The Company had exercisable common stock warrants outstanding of 1,557,470 and 272,211 at September 30, 2024 and December 31, 2023, respectively. The Company's exercisable common stock warrants outstanding at September 30, 2024 includes: i) 312,000 pre-funded warrants with an exercise price of $0.0001 per share that were issued with the May 2024 Offering, ii) 922,863 common stock warrants with an exercise price of $6.314 per share that were issued with the May 2024 Offering, iii) 228,158 common stock warrants with an exercise price of $10.97, iv) 9,414 common stock warrants with an exercise price of $6.314, and v) 85,035 common stock warrants with a weighted average exercise price of $297.45. Of the outstanding common stock warrants, only the outstanding 9,414 Series 2 Warrants are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes warrant activity during the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2023	272,211	$144.78	4.12
Granted	1,731,767	5.13	6.50	(1)
Exercised	(446,304)	5.61	—
Forfeited, expired or cancelled	(204)	17,438.12	—
Warrants outstanding, September 30, 2024	1,557,470	21.58	5.98	(1)

(1) The pre-funded common stock warrants granted and outstanding during and as of the nine months ended September 30, 2024 have a perpetual term and are therefore excluded from the calculation of the weighted average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation expense generally includes service-based restricted stock units “RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the nine months ended September 30, 2024, the Company granted 12,300 stock options at a weighted-average grant date fair value of $3.80 per stock option. There were no RSUs other equity-based awards granted under any of the Company's equity incentive plans during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company granted 33,997 stock options at a weighted average grant date fair value of $13.89 per stock option, 20,746 RSUs at a weighted-average grant date fair value of $25.17 per RSU, and 4,576 PSUs at a weighted average grant date fair value of $16.90 per PSU.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to participate in its shareholder approved Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). All employees are eligible to participate in the ESPP while employed by the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed $25,000 or 666 shares of the Company's shares of common stock each offering period, as defined in the ESPP, at a price equal to 85% of the fair value of the Company's common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Compensation expense associated with the ESPP in the three and nine months ended September 30, 2024 was approximately $3,000 and $12,000, respectively. Compensation expense associated with the ESPP in both the three and nine months ended September 30, 2023 was approximately $10,000.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock option, RSU and PSU awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development expense	$30	$70	$239	$186
General and administrative expense	62	122	324	243
Total	$92	$192	$563	$429

To reduce the ongoing administrative burden and expense associated with the quarterly vesting of the Company's time-based RSUs, on May 28, 2024, the Company's Board of Directors approved the immediate accelerated vesting of all unvested time-based RSUs issued to employees that were outstanding as of that date. The accelerated vesting was accounted for as a Type I modification under ASC 718 and accordingly, in the second quarter of 2024 the Company recognized share-based compensation expense associated with the time-based RSUs subject to immediate vesting of approximately $129,000 in general and administrative expenses and approximately $125,000 in research and development expenses.

As of September 30, 2024, the unrecognized compensation cost related to outstanding stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.59 years and the unrecognized compensation cost related to outstanding time-based and performance-based RSUs was approximately $14,000, which is expected to be recognized over a weighted average period of approximately 0.68 years.

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

Pursuant to the Giiant License Agreement, the Company and Giiant established a joint development committee (“JDC”), consisting of one Giiant appointee and two Company appointees. The JDC is responsible for: (i) overseeing the day-to-day development of the Giiant Licensed Assets through Proof of Concept (as defined below), and (ii) the creation and implementation of the development plan and development budget for the Giiant Licensed Assets (the “Giiant Development Plan”) and any amendments or updates thereto.

Prior to receiving regulatory approval to commence a Phase 1 clinical trial (as such term is defined in the Giiant License Agreement) (the “Proof of Concept”), each of the Company and Giiant was responsible for all costs and expenses incurred by such party for the joint development of the Giiant Licensed Assets, except as set forth in the Giiant Development Plan. Prior to reaching the Proof of Concept, the Company reimbursed or advanced Giiant up to an amount in the low seven-digit range for costs and expenses incurred by them. Upon reaching the Proof of Concept, which occurred in October of 2024 the Company became solely responsible for all costs and expenses incurred for the development, manufacturing, regulatory and commercialization of the Giiant Licensed Assets. For the three and nine months ended September 30, 2024, the Company has recognized expenses related to the joint development plan with Giiant in the amount of approximately $0.9 million and $4.3 million, respectively, which are included in research and development expenses in the condensed consolidated statements of operations. For both the three and nine months ended September 30, 2023, the expenses recognized by the Company related to the joint development plan were insignificant. As of September 30, 2024 and December 31, 2023, the Company accrued joint development expenses of approximately $0.7 million and $0.1 million, respectively, in Accrued liabilities in the condensed consolidated balance sheets.

Pursuant to the Giiant License Agreement, as amended (see below) the Company will (i) make certain payments between the low six-digit range and low seven-digit range upon the achievement of the development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of a mid-single-digit percentage of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties (“Payment Cap”). The Company has determined that the contingent consideration associated with the royalty payments should be recognized as a liability when they are probable and estimable, in accordance with ASC 450, Contingencies. The Company has made no Giiant License Payments since the commencement of the Giiant License Agreement.

On August 2, 2024, the Company and Giiant entered into an amendment to the Giiant License Agreement (the "Giiant License Agreement Amendment"). Pursuant to the Giiant License Agreement Amendment, the Company agreed to increase the amount it would reimburse or advance to Giiant prior to Proof of Concept under the Giiant Development Plan by an amount in the mid six-digit range. After taking into account such increase, the amount that Company will reimburse or advance Giiant for costs and expenses incurred by them will remain in the low seven-digit range. As consideration for the increase, Giiant agreed to (i) a reduction in the Giiant Milestone Payments that would be due to them upon the achievement certain development milestones, and (ii) a decrease to the Payment Cap applied to future

Giiant License Payments, as set forth in the original Giiant License Agreement. The amount of the reduction in the Giiant Milestone Payment as a result of the Giiant License Agreement Amendment is in the high six-digit range and the decrease in the Payment Cap is in the mid-six digit range. There were no other changes to the terms of the original Giiant License Agreement as a result of the Giiant License Agreement Amendment that would have a material impact on the Company's results of operations, financial position or future cash flows.

The Company may unilaterally terminate the Giiant License Agreement for: (i) convenience, or (ii) a material breach by Giiant, that is not cured within the applicable notice period.

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

During the nine months ended September 30, 2023, the Company recognized license revenue of $0.3 million earned upon Newsoara's achievement of a development milestone under the Newsoara Co-Development Agreement during the first quarter of 2023. During the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

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

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how. Concurrent with the Company's decision to terminate the development of LB1148, on October 20, 2023 the Company terminated two of its license agreements with Regents. As of September 30, 2024, the only license agreement remaining with Regents is that entered into with LBS in August 2015, as amended in December 2019 and September 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development

Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During the three and nine months ended September 30, 2023, there were zero and approximately $25,000 in sublicense fees recognized, respectively, and approximately $21,000 in license maintenance fees due to Regents recognized. During the three and nine months ended September 30, 2024, the Company recognized no sublicense fees and license maintenance fees of approximately $16,000 due to Regents. Both the sublicense fees and the license maintenance fees are recognized in research and development expenses in the condensed consolidated statements of operations.

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

On October 22, 2024, Alto announced that its Phase 2b study of ALTO-100 in patients with major depressive disorder (MDD) did not meet its primary endpoint. Notwithstanding, ALTO-100 is being evaluated as an adjunctive treatment in a Phase 2b study in bipolar depression. Upon the enrollment of a patient in a Phase 3 clinical trial of ALTO-100, if it occurs, a milestone payment of $1.5 million will be due from Alto under the ATA. If this occurs within 48-months of the closing of the Merger, the CVR Holders will be entitled to a CVR Payment Amount, with the remaining 20% of the net proceeds deposited into the CVR escrow. If the milestone is met after 48-months of the closing of the

Merger, all the net proceeds will be paid to the Company. There can be no assurance that CVR holders will receive CVR Payment Amounts from the sale of the NSI-189 assets.

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

9. Net Loss Per Share

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

On May 6, 2024, the Company issued 530,142 prefunded warrants with such prefunded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term (See Note 5, Stockholders' Equity for further details). The prefunded warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. As of September 30, 2024, 312,000 of these prefunded warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified prefunded warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the prefunded warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three and nine months ended September 30, 2024.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and nine months ended September 30, 2024 and September 30, 2023 were calculated under the if-converted and treasury stock methods. For both the three and nine months ended September 30, 2024 and September 30, 2023, basic and diluted net loss per common share were the same as all common stock equivalents other than the prefunded warrants discussed above were anti-dilutive for both periods.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share:
Net loss	$(3,487)	$(3,596)	$(11,094)	$(9,329)
Adjustment to record the impact of exercise price reset on outstanding warrants related to down round provisions	—	(16)	—	(16)
Net loss available to common stockholders - basic and diluted	$(3,487)	$(3,612)	$(11,094)	$(9,345)
Weighted average shares used in calculating basic and diluted net loss per common share	1,500,409	489,624	1,168,277	402,074
Basic and diluted net loss per common share	$(2.32)	$(7.38)	$(9.50)	$(23.24)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	September 30,
	2024	2023
Stock options	51,733	36,132
Restricted stock units	3,728	22,864
Warrants for common stock	1,245,470	272,216
Series A Convertible Preferred Stock	8	8
Total	1,300,939	331,220

9. Commitments and Contingencies

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

As of September 30, 2024, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $113,000 and an operating lease liability related to the Corporate Office Lease of $122,000, all of which is classified as current. As of September 30, 2024, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $128,000, including imputed interest of $6,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 0.9 years.

Maturities of the Company's operating lease liabilities as of September 30, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$34
2025	94
Total operating lease payments	128
Less: imputed interest	(6)
Total operating lease obligations	$122

The Company recognized operating lease expense associated with its Corporate Office Lease of approximately $32,000 in both the three months ended September 30, 2024, and September 30, 2023 and approximately $97,000 in both the nine months ended September 30, 2024 and September 30, 2023.

Insurance Financing Arrangements

Consistent with past practice, in June 2024, the Company entered into an agreement to finance insurance policies that renewed in May 2024. The financing arrangement entered into in June 2024 has a stated annual interest rate of 8.42% and is payable over a 9-month period with the first payment payable on June 30, 2024. The insurance financing arrangement is secured by the associated insurance policies. As of September 30, 2024 and December 31, 2023, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was approximately $0.2 million.

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

The Company recognized no restructuring expenses related to either the 2022 Cost-Reduction Plan or the 2023 RIF for the three and nine months ended September 30, 2024 and September 30, 2023. Total expenses related to the 2022 Cost-Reduction Plan and the 2023 RIF through September 30, 2024 were approximately $0.4 million and $0.2 million, respectively. The Company does not expect to incur any other significant costs associated with either the 2022 Cost-Reduction Plan or the 2023 RIF.

The following table summarizes the change in the Company's accrued restructuring liabilities under both the 2022 Cost-Reduction Plan and the 2023 RIF, which consisted solely of employee compensation and benefits and is classified within accrued liabilities in the condensed consolidated balance sheets as of each period shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of the beginning of period	$—	$—	$131	$180
Net accrual adjustments	—	—	(3)	—
Cash paid	—	—	(128)	(180)
Balance as of the end of period	$—	$—	$—	$—

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through September 30, 2024, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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
•
Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a clinical-stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. Our lead product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC") and Crohn's disease ("CD").

PALI-2108

Our lead product candidate, PALI-2108, is a prodrug inhibitor designed to help treat UC by targeting the key enzyme phosphodiesterase-4 ("PDE4") in colon tissues and preventing it from breaking down cyclic Adenosine Monophosphate ("cAMP") molecules which regulate inflammation in the body. By inhibiting PDE4, intracellular cAMP molecule levels become elevated, which may lead to a reduction of inflammatory molecules and an increase of anti-inflammatory molecules within tissues of the colon. Additionally, we believe that PALI-2108 may help prevent the movement of inflammatory cells from the blood into colon tissues, thereby lowering the activity of certain proteins that contribute to fibrosis (a type of tissue scarring).

With a glucuronic-derived sugar moiety, PALI-2108 remains minimally absorbed until activated by the colonic bacterium enzyme β-glucuronidase. We believe that localized bioactivation may help focus the effects of PALI-2108 where it would be most beneficial to a patient suffering from IBD.

In UC mouse models, we have demonstrated the dose-dependent efficacy of PALI-2108. Specifically, we utilized Dextran Sodium Sulfate (“DSS”)-induced UC mouse models and target engagement in oxazolone-induced colitis. Thus, based on the research conducted on these mouse models, we demonstrated that PALI-2108 has preferential colon activation. This preferential colon activation offers a unique approach to delivering the PDE4 inhibitor locally within the colon. This local delivery prevents the systemic toxicity inherent with immunosuppression and avoids the known tolerability issues of PDE4 inhibitors.

Giiant License Agreement

On September 1, 2023, we entered into a research collaboration and license agreement (the "Giiant License Agreement") with Giiant Pharma Inc. (“Giiant”). Under the terms of the Giiant License Agreement, we obtained the rights to develop, manufacture, and commercialize all compounds from Giiant, existing now and in the future, and any product containing or delivering any licensed compound, in any formulation or dosage for all human and non-human therapeutic uses for any and all indications worldwide, including those technologies that are the basis of PALI-2108. Pursuant to the terms of the Giiant License Agreement, pre-clinical development of PALI-2108 was jointly undertaken by us and representatives of Giiant. Pursuant to the Giiant License Agreement, we paid, or reimbursed or advanced to Giiant, a portion of the joint development costs. Additionally, per the terms of the Giiant License Agreement, we will pay (i) certain milestone payments (in cash or stock at our sole election) (the "Giiant Milestone Payments) and (ii) royalty payments upon sales or sublicenses to third parties, with such milestone and royalty payments (the "Giiant License Payments") subject to a payment cap (the "Payment Cap").

On August 2, 2024, we entered into an amendment to the Giiant License Agreement with Giiant (the "Giiant License Agreement Amendment"). Pursuant to the Giiant License Agreement Amendment, we agreed to increase the amount of joint development costs we would reimburse or advance to Giiant pursuant to the Giiant License Agreement. As consideration for the increase, Giiant agreed to (i) a reduction in the Giiant Milestone Payments that would be due to them upon the achievement certain development milestones, and (ii) a decrease to the Payment Cap applied to future Giiant License Payments, as set forth in the original Giiant License Agreement. There were no other changes to the terms of the original Giiant License Agreement as a result of the Giiant License Agreement Amendment that would have a material impact on our results of operations, financial position or future cash flows.

Our Precision Medicine Approach

We are developing a biomarker-based patient selection approach that we believe may aid clinicians in identifying patients who may better respond to PALI-2108, thereby improving the rate of clinical response previously demonstrated with PDE4 inhibitors. Our approach involves the use of clinical and multiomics data from large patient populations to identify PDE4-related biomarkers that are correlated with IBD, its severity, and which are modified with local PDE4-inhibitor therapy in the colon. Based on our research, we have initiated the development of corresponding biomarker assays for these PDE4-related biomarkers that we expect to use in our planned clinical studies with the aim of developing regulatory approved tests for selecting potential responders to PALI-2108.

Approval to Commence Phase I Clinical Study

On October 9, 2024, Health Canada issued a No Objection Letter (“NOL”) related to our Phase 1 human clinical study of PALI-2108 for the treatment of UC. Following the NOL, we completed our study site initiation visit on October 10, 2024 and we received Institutional Review Board (“IRB”) approval for the study on October 11, 2024. Subsequent to the receipt of the IRB approval, we completed the screening of our first cohort of normal healthy volunteers and we are proceeding with our planned Phase 1 clinical study, which is being conducted in Canada. We have commenced enrollment and on November 6, 2024, we dosed our first subjects in our Phase 1 human clinical study of PALI-2108 for the treatment of UC.

Planned Clinical Trial in the United States

In addition to conducting clinical studies in Canada, we anticipate filing an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) during 2025. If our IND is approved, we anticipate commencing clinical trials of PALI-2108 in the United States during the second half of 2025.

Phase 1 Clinical Study

The Phase 1 clinical study of PALI-2108 is a single-center, randomized, double-blinded, placebo-controlled clinical study focused on safety, tolerability, and pharmacokinetics ("PK") in both healthy volunteers and UC patients. The clinical study will include an open-label UC patient cohort multiple dosing arms in which we will evaluate the pharmacodynamics of PALI-2108 in healthy volunteers. We plan to enroll approximately 90 subjects across several arms of this Phase 1 clinical study including, (i) more than five subject cohorts receiving a Single Ascending Dose (“SAD”) with a crossover to evaluate Food Effect (“FE”), (ii) four or more subject cohorts receiving a Multiple Ascending Dose (“MAD”), and (iii) at least one multiple dose in a UC patient cohort. The primary objective of the study is to assess the safety and tolerability of single (healthy subjects) and repeated (healthy subjects and UC patients) oral doses of PALI-2108. Secondary objectives include determining the plasma, urine, colon tissue, and fecal (MAD healthy subjects and UC patients only) as well as the PK and FE of PALI-2108 and its metabolites following a single oral dose in healthy subjects and repeated oral doses in both healthy subjects and UC patients. We have completed screening of our first subject cohort and have commenced enrollment in the study. On November 6, 2024, we dosed our first subjects in our Phase 1 human clinical study of PALI-2108 for the treatment of UC. We anticipate announcing topline data from this study during the second quarter of 2025. Assuming the trial meets its primary objectives, we plan to initiate a Phase 1b/2a clinical study in UC patients in the second half of 2025.

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

We intend to use the net proceeds from the recent financings for working capital and general corporate purposes, including the development of PALI-2108. With our cash and cash equivalents balance of $8.0 million as of September 30, 2024, we believe we have sufficient cash to fund our currently planned operations through the first quarter of 2025.

RESULTS OF OPERATIONS

License Revenue

We generated no revenues from the sale of our product candidates for any of the periods presented. For the nine months ended September 30, 2023, we recognized license revenue of approximately $0.3 million from the co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). For the three and nine months ended September 30, 2024, and the three months ended September 30, 2023, we recognized no license revenue.

Research and Development Expenses

Research and development expenses have historically primarily consisted of costs incurred for the clinical development of our product candidate LB1148. On August 9, 2023, based on the results of the efficacy and safety data of the U.S. Phase 2 PROFILE study, we terminated the development of LB1148.

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
•
regulatory expenses.

Through the first nine months of 2024, the nature of our research and development expenses incurred related primarily to the pre-clinical activities associated with the development of PALI-2108. In the third quarter of 2024, compared to the previous quarters of 2024, we incurred additional clinical research and development costs, regulatory costs, and manufacturing costs as we prepare to initiate clinical trials of PALI-2108. Based on receiving the NOL from Health Canada (see "Approval to Commence Phase 1 Clinical Study" above), we are in the process of assuming all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108 from Giiant. Therefore, we expect our clinical research and development costs to continue to increase for the remainder of 2024 and into the subsequent periods, partially offset by a decrease in research and development costs associated with the Giiant License Agreement.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$2,137	$2,104	$33	2%
General and administrative	1,456	1,674	(218)	(13)%
Total operating expenses	3,593	3,778	(185)	(5)%
Loss from operations	(3,593)	(3,778)	185	(5)%
Other (expense) income:
Interest expense	(6)	(8)	2	(25)%
Other income, net	112	190	(78)	(41)%
Total other income, net	106	182	(76)	(42)%
Net loss	$(3,487)	$(3,596)	$109	(3)%

Research and Development Expenses

Research and development expenses of approximately $2.1 million were virtually flat compared to the three months ended September 30, 2023. During the third quarter of 2024, we continued to advance our pre-clinical studies of PALI-2108 and on October 9, 2024, received a NOL from Health Canada, allowing us to proceed with a Phase 1 clinical trial of PALI-2108 for the treatment of UC in Canada, which we have recently commenced with the first dosing of subjects occurring on November 6, 2023. Accordingly, for the three months ended September 30, 2024 we recognized joint development costs of approximately $0.9 million, of which there were virtually none in the three months ended September 30, 2023, and we recognized an approximately $0.8 million increase drug manufacturing costs for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Offsetting the increases in these costs were (i) lower direct clinical trial-related costs, which decreased by approximately $0.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as a result of our decision to no longer pursue the clinical development of LB1148, which we ceased in August of 2023, (ii) lower employee-related costs, which decreased by approximately $0.3 million as a result of a 25% reduction in our employee workforce in October 2023, specifically research and development employees that were no longer deemed critical for our development of PALI-2108, as well as a decrease in fees associated with the hiring of our Chief Medical Officer ("CMO") in September of 2023, (iii) lower transaction costs of approximately $0.2 million associated with the Giiant License Agreement entered into on September 1, 2023, of which there were none in the three months ended September 30, 2024, and (iv) an approximately $0.4 million non-cash favorable impact associated with a decrease in the fair value of the Giiant Milestone Payments. Pursuant to the Giiant License Agreement Amendment, Giiant agreed to, among other things, a reduction in the Giiant Milestone Payments that would be due to them upon the achievement certain development milestones. As a result, in the three months ended September 30, 2024 we recognized an approximately $0.2 million non-cash gain on the fair value remeasurement of the contingent consideration liability associated with the Giiant Milestone Payment, compared to a non-cash expense of approximately $0.2 million recognized in the three months ended September 30, 2023 that was associated with the initial recording of the contingent consideration liability.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.2 million, or 13%, from approximately $1.7 million for the three months ended September 30, 2023 to approximately $1.5 million for the three months ended September 30, 2024. The decrease was primarily due to (i) an approximately $0.2 million decrease in professional fees, (ii) lower insurance costs of approximately $0.1 million, due to lower insurance premiums in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and (iii) an approximately $0.1 million decrease in employee-related costs due to lower headcount in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Partially offsetting these decreases was an increase in ongoing consultant and contract labor of approximately $0.2 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Other (expense) income

Other income, net, for the three months ended September 30, 2024 includes dividend income of approximately $0.1 million from our investments of excess cash in money market funds with maturities of three months or less.

Other income, net, for the three months ended September 30, 2023 includes dividend income of approximately $0.2 million from our investments of excess cash in money market funds with maturities of three months or less.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
License revenue	$—	$250	$(250)	n/a
Operating expenses:
Research and development	6,979	5,522	1,457	26%
General and administrative	4,498	4,644	(146)	(3)%
Total operating expenses	11,477	10,166	1,311	13%
Loss from operations	(11,477)	(9,916)	(1,561)	16%
Other (expense) income:
Interest expense	(9)	(11)	2	(18)%
Other income, net	392	598	(206)	(34)%
Total other income, net	383	587	(204)	(35)%
Net loss	$(11,094)	$(9,329)	$(1,765)	19%

License revenue

During the nine months ended September 30, 2023, we recognized license revenue of approximately $0.3 million earned upon the achievement of a milestone under the Newsoara Co-Development Agreement. During the nine months ended September 30, 2024, we recognized no license revenue.

Research and Development Expenses

The approximately $1.5 million, or 26%, increase in research and development expenses from approximately $5.5 million for the nine months ended September 30, 2023 to approximately $7.0 million for the nine months ended September 30, 2024 is primarily attributable to approximately $4.3 million of expenses recognized that were directly related to the joint development of PALI-2108, of which there were virtually none in the prior year period, and an approximately $0.7 million increase drug manufacturing costs for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by the ramp up for the clinical trials of PALI-2108 for UC.

Partially offsetting these increases was (i) a decrease in clinical trial-related expenses of approximately $2.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, (ii) lower employee-related costs, which decreased by approximately $0.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 as a result of a 25% reduction in our employee workforce in October 2023, specifically research and development employees that were no longer deemed critical for our development of PALI-2108, as well as a decrease in fees associated with the hiring of our CMO in September of 2023, (iii) lower transaction costs of approximately $0.2 million associated with the Giiant License Agreement entered into on September 1, 2023, of which there were none in the nine months ended September 30, 2024, and (iv) an approximately $0.4 million non-cash favorable impact associated with a decrease in the fair value of the Giiant Milestone Payment primarily as a result of the Giiant License Agreement Amendment.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.1 million, or 3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by (i) a decrease insurance costs of approximately $0.2 million, due to lower insurance premiums, (ii) a decrease in our Board and Board committee fees of approximately $0.1 million, due to reduction in the size of our Board and Board committee membership in the first quarter of 2024, and (iii) a decrease in professional fees, primarily accounting fees, of approximately $0.3 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, These increases were partially offset by an approximately $0.5 million increase in consultants and contract labor in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Other (expense) income

Other income, net, for the nine months ended September 30, 2024 includes dividend income of approximately $0.4 million from our investments of excess cash in money market funds with maturities of three months or less in the period.

Other income, net, for the nine months ended September 30, 2023 includes primarily dividend income of approximately $0.5 million from our investments of excess cash in money market funds with maturities of three months or less and a non-cash gain of approximately $0.1 million associated with the revaluation of liability-classified warrants in the period.

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

Sources of Liquidity

We expect to incur substantial operating losses for the foreseeable future. We will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. Our ability to raise additional capital may be adversely impacted by: (i) general political or economic conditions, (ii) inflation, (iii) rising interest rates, (iv) ongoing supply chain disruptions, (v) the ongoing global conflicts, including those in the Ukraine and the Middle East, and (vi) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry. In the event that we are unable to access additional capital, we may need to curtail or greatly reduce our operations, which could have a materially adverse impact on our business, financial condition, and results of operations.

Recent Equity Offering

On May 6, 2024, we completed a private placement of common stock, prefunded warrants to purchase common stock and warrants to purchase common stock (the "May 2024 Offering"). Gross cash proceeds from the May 2024 Offering were $4.0 million and net cash proceeds were approximately $3.5 million after deducting cash equity issuance costs of approximately $0.5 million.

Warrant Exercises

On January 30, 2024, we entered into warrant inducement agreements (the “Warrant Inducement Agreements”) with certain accredited and institutional holders (collectively, the “Warrant Holders”) of certain of our remaining outstanding common stock purchase warrants issued pursuant to common stock warrants issued on May 10, 2022, January 4, 2023, and April 5, 2023, as well as certain outstanding Series 2 warrants issued on August 16, 2022 (collectively, the “Existing Warrants”). Pursuant to the Warrant Inducement Agreements, the exercise price of each Existing Warrant was reduced to $10.97 per share. Each of the Warrant Holders that exercised their Existing Warrants pursuant to the Warrant Inducement Agreements received one replacement warrant (the "Replacement Warrants") for each Existing Warrant exercised with each such Replacement Warrant having a term of five years from issuance and an exercise price per share of $10.97 (in its entirety, the "February 2024 Warrant Inducement").

The Warrant Holders collectively exercised an aggregate of 228,162 Existing Warrants. As a result of the exercises of the Existing Warrants, we issued an aggregate of 228,162 shares of our common stock and 228,162 Replacement Warrants. The February 2024 Warrant Inducement closed on February 1, 2024 for net cash proceeds of approximately $2.2 million consisting of gross cash proceeds of $2.5 million, less cash equity issuance costs of approximately $0.3 million.

During the nine months ended September 30, 2023, we received gross cash proceeds of approximately $2.7 million from common stock warrant exercises, approximately $1.4 million of which related to common stock warrant exercises on December 30, 2022 for which the related cash was not received by us until January 2023.

Cash Flows

As of September 30, 2024, we had $8.1 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,812)	$(8,387)
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	5,420	11,320

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $9.8 million for the nine months ended September 30, 2024, which reflects an approximately $11.1 million net loss adjusted for (i) approximately $0.7 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.6 million non-cash expense recognized for stock-based compensation and related charges, an approximately $0.1 million non-cash expense associated with the issuance of our common stock as payment for vendor services provided, and a $0.2 million non-cash gain recognized for the remeasurement of the contingent consideration liability associated with the Giiant Milestone Payments. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.3 million driven by the payment of annual employee cash bonuses in the first quarter of 2024, and an approximately $0.1 million cash outflow related to payments of the our operating lease that was more than offset by approximately $1.1 million from (i) a decrease in prepaids and other current assets and other noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of the our prepaid insurance policies, and (ii) an increase in accounts payable and accrued liabilities, which was primarily due to an increase in accrued joint development expenses associated with the Giiant License Agreement, and additional drug manufacturing accruals associated with our ramp up for the clinical trials of PALI-2108 for UC. These increases in accounts payable and accrued liabilities were partially offset by a decrease in accrued severance payments, lower accrued Board and Board committee fees, and a decrease in the current portion of the contingent consideration liability associated with the Giiant Milestone Payments, which was zero as of September 30, 2024.

Cash used in operating activities was approximately $8.4 million for the nine months ended September 30, 2023, which reflects an approximately $9.3 million net loss adjusted for (i) approximately $0.4 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.4 million non-cash expense recognized for stock-based compensation and related charges, and a non-cash expense of approximately $0.2 million related to the recognition of the fair value of the contingent consideration obligation incurred pursuant to the Giiant Licensing Agreement transaction. The net cash inflow from operating assets and liabilities was driven by a cash inflow from the decrease in prepaids and other assets and others noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of our prepaid insurance policies, partially offset by an approximately $0.2 million cash outflow for accounts payable and accrued liabilities due to the timing of payments, and an approximately $0.1 million cash outflow related to payments of our operating lease.

Net cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2023 consists of payments for leasehold improvements. There we no cash proceeds or payments for investing activities for the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2024, cash provided by financing activities of approximately $5.4 million was attributable to net cash proceeds of approximately $2.2 million from the exercise of common stock warrants in conjunction with the February 2024 Warrant Inducement and net cash proceeds of approximately $3.5 million from the May 2024 Offering, partially offset by payments made on our insurance financing arrangements of approximately $0.3 million.

For the nine months ended September 30, 2023, cash provided by financing activities of approximately $11.3 million was primarily attributable to net cash proceeds of approximately $8.8 million from equity offerings in the period. Also contributing to the cash provided by financing activities in the period was approximately $2.8 million from the exercise of common stock purchase warrants, which includes the receipt in early January 2023 of an approximately $1.4 million other receivable from warrant exercises on December 30, 2022, partially offset by payments made for our insurance financing arrangements of approximately $0.3 million.

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

Commencing on June 1, 2022, we are subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of September 30, 2024, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $128,000, including imputed interest of approximately $6,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 0.9 years.

Insurance Financing Arrangement

Consistent with past practice, in June 2024, we entered into an agreement to finance insurance policies that renewed in May 2024. The insurance financing arrangement is secured by the associated insurance policies. As of September 30, 2024 the aggregate remaining balance under the insurance financing arrangement of approximately $0.2 million is payable over a 9-month period with the first payment payable on June 30, 2024.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $8.0 million as of September 30, 2024, we believe we have sufficient cash to fund our currently planned operations through the first quarter of 2025. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than the first quarter of 2025. Beyond the first quarter of 2025 we will require additional financing to continue at our expected level of operations. If we fail to obtain the capital needed, we will be forced to delay, scale back, or eliminate some or all of our development activities, or potentially cease our operations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. Our estimates are based on historical experience, known trends, events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies

Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Annual Report on Form 10-K. In the three months ended March 31, 2024, we determined that our accounting policy for Derivative Financial Instruments disclosed in the Form 10-K is no longer a critical accounting policy due to the insignificant impact our liability-classified warrants currently has on our financial statements. Other than the removal of our critical accounting policy for Derivative Financial Instruments, we believe there have been no significant changes in our critical accounting policies and significant judgments and estimates since those disclosed in our most recently filed Form 10-K.

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2024. The material weakness continues to be present as of September 30, 2024.

Remediation Efforts related to the Material Weakness

Management, with oversight from our Audit Committee of the Board, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Development, Commercialization and Regulatory Approval of Our Investigational Therapies

•
Our business depends on the successful clinical development, regulatory approval, and commercialization of our therapeutic compounds, including our lead asset PALI-2108.
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
•
Even if our clinical trials in Canada are successful, our ability to obtain regulatory approval in the United States is uncertain.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
•
We expect that our operations and development of PALI-2108 will require substantially more capital than we currently have, and we cannot guarantee when or if we will be able to secure such additional funding.
•
Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.
•
There can be no assurance that our product candidates will obtain regulatory approval.
•
If clinical studies of PALI-2108 do not yield successful results, we may decide not to continue the development of PALI-2108.
•
We are conducting a Phase 1 clinical trial of PALI-2108 in Canada, and the United States ("U.S.") Food and Drug Administration ("FDA") or applicable foreign regulatory authorities may not accept data from such clinical trials, or any other trial we conduct outside of the United States.

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
•
We may choose to discontinue developing or commercializing any of our product candidates, or may choose not to commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect us and our operations.
•
Our inability to successfully in-license, acquire, develop and market additional product candidates or approved products could impair our ability to grow our business.

Risks Related to Our Dependence on Third Parties

•
We anticipate relying on third-party Contract Research Organizations ("CROs") and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.
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
•
Our Board of Directors ("Board") has broad discretion to issue additional securities, which might dilute the net tangible book value per share of our common stock for existing stockholders.

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

Risks Related to our Development, Commercialization and Regulatory Approval of our Product Candidates

Our business depends on the successful clinical development, regulatory approval, and commercialization of our therapeutic compounds, including our lead asset PALI-2108.

On September 1, 2023, we announced that we had entered into the Giiant License Agreement, pursuant to which we exclusively licensed all of Giiant’s current and future technologies, including PALI-2108. PALI-2108 was previously a pre-clinical asset and is our only asset being actively developed. On October 9, 2024, Health Canada approved our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. We have commenced enrollment and on November 6, 2024, we dosed our first subjects in our Phase 1 human clinical study of PALI-2108 for the treatment of UC. Our success depends on the development of PALI-2108, which is subject to a number of risks,, including:

•
the continued enforceability of our research collaboration and license agreement with Giiant;
•
the timely and successful completion of required clinical trials, which may be significantly slower or costlier than we anticipate and/or produces results that do not achieve the primary or secondary endpoints of the trial(s);
•
our ability to develop and implement clinical trial designs and protocols;
•
the successful initiation and completion of our planned clinical trials and any additional required pre-clinical studies;
•
our ability to retain third-party CROs on terms acceptable to us for the conduct and oversight of our anticipated clinical trials, including our Phase 1 clinical trial for PALI-2108;
•
Our ability to bear all future development costs related to PALI-2108 for clinical development;
•
the approval by Health Canada or other regulatory authorities to commence the marketing of our product candidates;
•
the ability for us and third-parties, if applicable, to achieve and maintain compliance with our contractual obligations and applicable regulatory requirements;
•
the ability of our contract manufacturers to manufacture sufficient supply of our product candidates to meet the required clinical trial supplies and any additionally required pre-clinical studies;
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

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our proposed product candidates. For example, we are currently commencing enrollment in our initial Phase 1 clinical trial of PALI-2108 in Canada. We may experience delays or difficulties in finding suitable trial subjects, or in completing enrollment. Such delays may result in increased costs and the failure to complete the study in a timely manner. Even if successfully completed, we must complete a number of additional clinical trials prior to obtaining regulatory approval to commercialize our product candidates. Accordingly, we cannot make assurances that we will ever be able to generate sufficient revenue through the sale of any product candidates, if approved, to internally fund our business.

There are substantial risks inherent in drug development, and, as a result, we may not be able to successfully develop PALI-2108.

Our are in the process of initiating an early-stage clinical trial of PALI-2108 in our target indication of inflammatory bowel disease are unknown. Drug development requires a significant amount of capital and can take a long time to reach commercial viability, if it can be achieved at all. During the development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs have not been proven. Because of these and similar uncertainties, it is possible that our product candidates will not reach commercialization. If we are unable to successfully develop and commercialize our product candidates, we will be unable to generate revenue or build a sustainable or profitable business.

We depend on our license agreement with Giiant to permit us to use patents and patent applications relating to PALI-2108. Termination of these rights or the failure to comply with obligations under the license agreement could materially harm our business and prevent us from developing or commercializing PALI-2108, our lead product candidate.

We are a party to the Giiant License Agreement under which we have been granted rights to patents and patent applications that are important to our business. We rely on this license agreement to be able to use various proprietary technologies that are material to our business, including patents, and patent applications that cover PALI-2108. Our rights to PALI-2108 are subject to the continuation of, and our compliance with, the terms of the Giiant License Agreement. If we fail to comply with any of our obligations under the Giiant License Agreement, Giiant may have the right to terminate the Giiant License agreement, in which event we would not be able to continue the development or our proposed commercialization of PALI-2108. Additionally, disputes may arise under the Giiant License Agreement regarding the intellectual property that is subject to such agreement. If disputes over intellectual property that we have licensed, or in the future may license, prevent or impair our ability to maintain any of our license agreements, including the Giiant License Agreement, on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technologies.

Clinical drug development is expensive, time-consuming and uncertain.

The clinical development of product candidates is very expensive, time-consuming, difficult to design and implement, and the outcomes are inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved, many do not generate sufficient revenue to cover their costs of development. Further, upon receipt of the NOL, we assumed all future development costs related to PALI-2108. In addition, we, any partner with which we may collaborate, Health Canada, any similar regulatory authority, state and local agencies, counterpart agencies in foreign countries, or the applicable IRB at our trial sites, may suspend, delay, require modifications to or terminate our clinical trials, once begun, at any time.

Even if our trials in Canada are successful, our ability to obtain regulatory approval in the United States is uncertain.

We are commencing a Phase 1 clinical trial for ulcerative colitis in Canada. However, we have not received approval from the FDA to commence any clinical trials in the United States, and there is no guarantee that we will be able to obtain such approval in a timely manner, if at all. If our Phase 1 clinical trial is successful and we seek to initiate a Phase 2 clinical trial in the United States, there is no certainty that the FDA will accept the data generated from our Canadian trial. The FDA’s acceptance of foreign clinical data is subject to certain conditions, including whether the trial was conducted in accordance with good clinical practices (“GCP”) and whether the FDA can validate the trial data through on-site inspections or other means. Moreover, the FDA will assess whether the trial design, patient population, endpoints, and other factors meet the standards expected for clinical trials conducted within the United States.

In addition, regulatory approval for clinical trials and eventual drug approval in the United States is a complex process, influenced by several factors, including:

•
the adequacy and relevance of the Phase 1 trial data in supporting progression to Phase 2, as evaluated by the FDA;
•
the ability of the trial to meet safety, efficacy, and other scientific requirements set by the FDA, which may differ from those of Health Canada;

•
whether the foreign clinical trial was conducted under an FDA-recognized regulatory authority, and whether FDA oversight is possible through monitoring or inspection of clinical sites; and
•
the FDA’s consideration of the risk-benefit ratio for continuing clinical development in the United States, particularly based on data from a non-U.S. population.

Furthermore, while the FDA does have the ability to approve drugs that have undergone clinical trials in foreign jurisdictions, including Canada, approval is generally contingent on demonstrating that the trial data aligns with FDA standards and regulatory expectations. It is also possible that we may be required to conduct additional trials in the United States to address any concerns regarding the applicability of the foreign trial data to the U.S. population or regulatory environment. There can be no assurance that we will successfully obtain FDA approval to initiate a Phase 1 clinical trial in the United States or that if our Canadian trial is successful, a subsequent Phase 2 trial.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

We are currently approved to begin a Phase 1 clinical trial for PALI-2108 in Canada. Identifying and qualifying subjects to participate in our Phase 1 clinical trial and anticipated future clinical trials is critical to its success. Our inability to enroll patients in our clinical trials on a timely basis could result in the trials being delayed or never completed.

Patient enrollment and trial completion are affected by numerous additional factors, including the:

•
process for identifying patients;
•
design of the trial protocol;
•
eligibility and exclusion criteria;
•
perceived risks and benefits of the product candidate under study;
•
availability of competing therapies and clinical trials;
•
severity of the disease under investigation;
•
proximity of availability of clinical trial sites for prospective patients;
•
ability to obtain and maintain patients' consents;
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

We have historically funded our operations and prior development efforts through the sale of our securities. Based on our existing cash resources and our current business plan, we do not have adequate capital to fund our anticipated operations through the completion of the development of PALI-2108. As a result, we will need to secure additional funding. If we are not able to obtain additional capital in the future or on acceptable terms, we may need to curtail our anticipated clinical trials as well as our operations.

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Unforeseen side effects from PALI-2108 could arise either during clinical development or, if approved, after it has been marketed. Undesirable side effects could cause us, any partners with which we may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by Health Canada, or comparable regulatory authorities like the FDA.

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and Health Canada or comparable regulatory authorities, like the FDA, could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may have an adverse material effect on our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by a product after obtaining regulatory approval, a number of potentially negative consequences could result, which could prevent us or our potential partners from achieving or maintaining market acceptance of the product and could substantially increase the costs of commercializing such product

There can be no assurance that our product candidates will obtain regulatory approval.

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

PALI-2108 will require significant development, clinical testing, possibly additional pre-clinical studies, and the investment of significant funds to gain regulatory approval before it can be commercialized. Although we are approved to commence the Phase 1 clinical trial in Canada, there can be no assurances that gaining regulatory approval in Canada will result in regulatory approval from any other regulatory agency, including the FDA of the United States. The results of our human clinical testing of PALI-2108 may not meet applicable regulatory requirements. If approved in a jurisdiction, PALI-2108 may also require the completion of post-market studies. The process of completing clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective in clinical trials or receive applicable regulatory approvals. If we fail to obtain regulatory approvals, we will not be able to market PALI-2108 and our operations will be adversely affected.

If clinical studies of PALI-2108 do not yield successful results, we may decide not to continue the development of PALI-2108.

We must demonstrate that PALI-2108 is safe and efficacious in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•
the results of pre-clinical studies may not be indicative of results that will be obtained in human clinical trials;
•
safety and efficacy results attained in early human clinical trials, if approved, may not be indicative of results that are obtained in later clinical trials;
•
after reviewing early clinical trial results, we may abandon projects that it previously believed to be promising;
•
we or our regulators may suspend or terminate our clinical trials because the participating subjects or patients are being exposed to unacceptable health risks; and
•
PALI-2108 may not have the desired effects, or may include undesirable side effects or other characteristics, that preclude regulatory approval or limit their commercial use if approved.

It may take us longer than we estimate to complete clinical trials, and we may not be able to complete them at all.

Although for planning purposes we project the continuation and completion of our clinical trials; a number of factors, including scheduling conflicts with participating researchers and/or CROs, clinicians and research or clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not complete clinical trials involving PALI-2108 as currently contemplated or may not be able to conduct them successfully.

Even if PALI-2108 is approved for commercialization, future regulatory reviews or inspections may result in its suspension or withdrawal, closure of a facility or substantial fines.

If regulatory approval to market and commercialize PALI-2108 is received, regulatory agencies will subject PALI-2108, as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or manufacturing and laboratory facility are discovered, or we fail to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions on PALI-2108 or us. The agency may require the withdrawal of PALI-2108 from the market, closure of the facility or substantial fines.

We are conducting a Phase 1 clinical trial of PALI-2108 in Canada, and the FDA or applicable foreign regulatory authorities may not accept data from such trials, or any other trial we conduct outside of the United States.

We are initiating a Phase 1 clinical trial for PALI-2108 in Canada. Additionally, we may conduct further trials in Canada as well as other countries outside of the U.S. Although the FDA or other applicable foreign regulatory authority may accept data from our clinical trials conducted in Canada, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions or exclusion. Where data from foreign clinical trials (such as Canada) are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted in Canada or elsewhere outside of the United States or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

The successful commercialization of PALI-2108, if approved, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Sales of any approved drug candidate will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs in the applicable jurisdiction, including, for example, Medicare and Medicaid in the United States, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, coverage and reimbursement may be uncertain. Adoption of any drug by the medical community may be limited if third-party payers will not offer coverage. Additionally, significant uncertainty exists as to the reimbursement status of newly approved drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage or inadequate reimbursement could harm our business or future revenues, if any. If we partner with third parties with respect to any of our product candidates, we may be reliant on that partner to obtain reimbursement from government and private payors for the drug, if approved, and any failure of that partner to establish adequate reimbursement could have a negative impact on our revenues and profitability.

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

If future reimbursement for PALI-2108, subject to approval, is substantially less than projected, or rebate obligations associated with them are substantially greater than expected, our future net revenue and profitability, if any, could be materially diminished.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by clinical trial participants, consumers, health-care providers, pharmaceutical companies, or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial liabilities. Regardless of merit or eventual outcomes of such claims, product liability claims may result in:

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
•
limitations or contraindications, warnings, precautions or approved indications for use different than those sought by us that are contained in the final FDA-approved labeling;

•
any requirement of an authoritative regulatory body requirement, to undertake a risk evaluation and mitigation strategy;
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

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. While we were initially formed in 2001, our operations, to date, have been limited to business planning, raising capital and other research and development activities related to our product candidates. We additionally adopted a new business plan in September 2023 upon entering into the Giiant License Agreement. Since that time, we have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, nor have we ever generated any revenue from product sales. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

Our business model assumes revenue from, among other activities, marketing or out-licensing the products we develop. PALI-2108 is in the early stages of development and because we have a short development history with PALI-2108, there is a limited amount of information about us upon which you can evaluate our business and prospects.

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We only have a limited history upon which we can evaluate our ability to develop PALI-2108. Although we have recently commenced enrollment and on November 6, 2024, we dosed our first subjects in our Phase 1 human clinical study of PALI-2108 for the treatment of UC, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

For example, to execute our business plan, we will need to:

•
Execute product development activities using unproven technologies;
•
Build, maintain, and protect a strong intellectual property portfolio;
•
Demonstrate safety and efficacy of our drug candidates human clinical studies;
•
Receive approval from Health Canada and / or approval from similar foreign regulatory bodies, such as the FDA;
•
Retain qualified CROs to oversee and manage our Phase 1 clinical trial for PALI-2108 and future clinical trials
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

We may choose to discontinue developing or commercializing any of our product candidates, or may choose not to commercialize product candidates in approved indications, at any time during development or after approval, which could adversely affect us and our operations.

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

Further, any product candidate that we acquire or license may require additional development efforts prior to commercial sale, including pre-clinical or clinical testing and approval by the applicable regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

Risks Related to our Dependence on Third Parties

We anticipate relying on third-party CROs and other third parties to conduct and oversee our clinical trials. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates.

We have retained a CRO to oversee our Phase 1 clinical trial for PALI-2108 in Canada. We are likely to rely on third-party CROs to conduct and oversee our other anticipated clinical trials and other aspects of product development. We also expect to rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCP requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We expect to rely heavily on these parties for the execution of our clinical trials and any additionally required pre-clinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities, such as Health Canada with respect to our Phase 1 clinical trial for PALI-2108. Regulatory authorities enforce these GCP or GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, any clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine whether any of our clinical trials comply with applicable GCP or GLP requirements. In addition, our clinical trials generally must be conducted with compounds produced under cGMP regulations. Our failure to comply with these regulations and policies may require it to repeat clinical trials, which would be costly and delay the regulatory approval process. In the event that we are unable to retain a qualified CRO for our Phase 1 clinical trial for PALI-2108, or any other anticipated clinical trial, it would delay planned clinical operations and result in additional cost and expense. Additionally, if our current CRO for our Phase 1 clinical trial in Canada or if any of our CROs that we retain in the future were to terminate their involvement with us, there is no assurance that we would be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

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

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute clinical or commercial quantities of drug substances or products. Although we have entered into a commercial supply agreement to provide us with such drug substances or products for our current Phase 1 clinical trial, our future ability to develop and commercialize, if approved, our product candidates is dependent on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for pre-clinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates, which could adversely affect us and our business.

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

Management has determined that there is substantial doubt about our ability to continue as a going concern for a period of one year following the issuance of this quarterly report. This determination was based on conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued, including the probability that significant changes to our anticipated level of operations, due to factors that are within or outside of our control, would cause our available cash as of the date of this filing to not be sufficient to fund our anticipated level of operations for the next 12 months. Our future consolidated financial statements may include a similar qualification about our ability to continue as a going concern. Our year-end and interim consolidated financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

We have incurred net operating losses since our inception. We expect that our net operating losses will continue for the foreseeable future as we continue our clinical, drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we were able to successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we do generate significant revenue, we may never achieve profitability.

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

Our ability to obtain, maintain and/or enforce patents is uncertain and involves complex legal and factual questions especially across varying countries. Accordingly, rights under any existing patents or any patents we might obtain or license may not cover our product candidates or may not provide us with sufficient protection for our product candidates to afford a sustainable commercial advantage against competitive products or processes, including those from branded, generic and over-the-counter pharmaceutical companies. In addition, we cannot guarantee that any patents or other intellectual property rights will be issued from any pending or future patent or other similar applications owned by or licensed to us. Even if patents or other intellectual property rights have issued or will issue, we cannot guarantee that the claims of these patents and other rights are or will be held valid or enforceable by the courts, through injunction or otherwise, or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us in every country of commercial significance that we may target.

Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and prior art make it patentable. We do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents are successfully issued, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates are challenged, it could dissuade companies from collaborating with us to develop or threaten our ability to commercialize or finance our product candidates.

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

Filing, prosecuting and defending patents on our product candidates does not guarantee exclusivity. The requirements for patentability vary between countries, particularly developing nations. In addition, the laws of some countries do not protect intellectual property rights to the same extent as the laws of all other countries or jurisdictions, especially when it comes to granting use and other types of patents and what kind of enforcement rights will be allowed, especially injunctive relief in a civil infringement proceeding. Consequently, we may not be able to prevent third parties from using our inventions or even in launching an identical version of our product even if we hold a valid patent. Competitors may use our technologies in jurisdictions where we have not obtained patent protection, or they may produce copy products, and, further, may export otherwise infringing products to territories where we have patent protection but enforcement against such activities is inadequate or where we have no patents. These products could compete with ours, and our patents or other intellectual property rights may not prevent them from competing.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to applicable patent agencies, which require compliance with a number of procedures, including certain documentary, fee payment and other similar provisions during the patent application process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay a prosecution fee. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to enter the market, which would have an adverse effect on our business.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business.

We have entered into the Giiant License Agreement, with respect to our lead product candidate, PALI-2108, and other assets of Giiant, including PALI-1908. The Giiant License Agreement imposes various diligence, milestone, royalty, insurance, expense reimbursement, and other obligations on us. If we fail to comply with these obligations, Giiant may have the ability to terminate the license, subject to certain requirements as more fully set forth in the Giiant License Agreement. If the license granted thereunder were to be terminated, our business, financial condition, operating results, and prospects would be materially adversely affected.

We may be subject to patent infringement claims, which could result in substantial costs, liabilities and prevent us from commercializing our potential products.

Because the intellectual property landscape in the fields in which we participate is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. If any patent infringement claims are brought against us, regardless of whether successful, we may incur significant expenses and divert the attention of our management and key personnel from other business concerns. This could negatively affect our results of operations and prospects. We cannot be certain that patents owned or licensed by us will not be challenged, potentially successfully, by others.

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

As is common in the biotechnology and pharmaceutical industries, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that our employees or consultants have inadvertently or otherwise wrongfully used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, the related litigation could be protracted, expensive, a distraction to our management team, and not viewed favorably by investors and other third parties.

Other Risks Related to Our Securities

We will need to raise additional capital in the future to fund our operations, which may not be available to us on favorable terms or at all.

We will require substantial additional capital to fund our operations and conduct the costly and time-consuming research and development and clinical work necessary to pursue regulatory approval of product candidates. Our future capital requirements will depend upon a number of factors, including: the number and timing of product candidates in the pipeline; progress with and results from pre-clinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete clinical trials or any additional pre-clinical studies required; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain, which could inhibit our ability to achieve our business objectives. Given our limited cash reserves and the significant amount of capital that we will likely need to fund our operations and business plan, our stockholders will likely experience significant dilution to their ownership interests. If we raise additional funds through public or private equity sales of our securities, the terms of these securities may include liquidation or other preferences that adversely impact the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership percentage will be decreased. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we obtain additional funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

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

•
failure of our product candidates to show safety and/or efficacy in clinical trials;
•
our ability to obtain timely regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•
the results of our clinical trials, including our decision to pause or terminate any such trials;
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
•
the loss of key personnel.

Moreover, the stock markets in general have experienced substantial volatility in the biotechnology industry, particularly in the micro-cap and nano-cap companies, that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of our shares. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

We take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

As of June 30, 2024, the last business day of our most recently completed second fiscal quarter, our public float was less than $250 million and therefore, we qualify as a smaller reporting company under SEC rules. As a smaller reporting company, we can take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Such reduced disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues are below $100 million and we have a public float of less than $700 million.

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

The trading market for our common stock is and will be influenced by reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrades our stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Provisions in our certificate of incorporation, as amended (“Certificate of Incorporation”), and bylaws, as amended (“Bylaws”) may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our Board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our periodic reports. This reporting will require us to incur substantial professional fees and internal costs to expand our accounting and finance functions and to expend significant management efforts.

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

We are entitled under our certificate of incorporation, as amended, to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of September 30, 2024, we had outstanding, common stock or securities convertible into common stock, totaling 2,811,455 shares. As a result, we are authorized to issue up to an additional 277,188,545 shares of common stock or common stock equivalents under our certificate of incorporation as amended. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, bank failures, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine and Israel-Hamas conflicts). The financial institutions in which we hold our cash and cash equivalents are subject to risk of failure. For example, recent events surrounding certain banks, including Silicon Valley Bank, First Republic Bank, and Signature Bank, created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. While we do not expect any developments with any such banks to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2024, we issued 14,029 restricted common shares to consultants as partial payment for financial and business advisory services. The common stock shares were fully vested on the grant date and valued at $3.56 per share on the date of issuance.

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

10.48#

Amendment to Research Collaboration and License Agreement with Giiant Pharma, Inc. dated August 2, 2024 (Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).

10.49+

Form of Employment Agreement with J.D. Finley, dated September 25, 2024 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 27, 2024).

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

PALISADE BIO, INC.

Date: November 12, 2024	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)