Form 10-Q
period 2025-03-31
PALISADE BIO, INC.
filed 2025-05-12
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 4,795,646 shares of common stock, $0.01 par value, outstanding.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$7,230	$9,821
Prepaid expenses and other current assets	657	673
Total current assets	7,887	10,494
Restricted cash	26	26
Property and equipment, net	2	3
Operating lease right-of-use asset	53	84
Other noncurrent assets	222	273
Total assets	$8,190	$10,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$745	$1,105
Accrued liabilities	1,856	1,240
Accrued compensation and benefits	118	722
Current portion of operating lease liability	58	90
Insurance financing debt	—	79
Total current liabilities	2,777	3,236
Warrant liability	2	2
Contingent consideration obligation	80	150
Total liabilities	2,859	3,388
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 4,396,646 and 2,768,646 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	43	27
Additional paid-in capital	143,460	143,407
Accumulated deficit	(138,174)	(135,944)
Total stockholders' equity	5,331	7,492
Total liabilities and stockholders' equity	$8,190	$10,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$950	$2,214
General and administrative	1,360	1,459
Total operating expenses	2,310	3,673
Loss from operations	(2,310)	(3,673)
Other (expense) income:
Interest expense	(1)	(1)
Other income, net	81	147
Total other income, net	80	146
Net loss	$(2,230)	$(3,527)

Net loss available to common stockholders	$(2,230)	$(3,527)
Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	4,795,646	768,137
Basic and diluted net loss per common share	$(0.47)	$(4.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(2,230)	(2,230)
Stock-based compensation expense and related charges	—	—	—	—	69	—	69
Issuance of common stock in connection with exercise of warrants	—	—	1,628,000	16	(16)	—	—
Balance, March 31, 2025	200,000	$2	4,396,646	$43	$143,460	$(138,174)	$5,331

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2023	200,000	$2	618,056	$6	$132,811	$(121,506)	$11,313
Net loss	—	—	—	—	—	(3,527)	(3,527)
Stock-based compensation expense and related charges	—	—	—	—	118	—	118
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	5,186	—	—	—	—
Issuance of common stock in connection with warrant inducement, net of issuance costs of $2,412 (Note 5)	—	—	228,162	2	2,158	—	2,160
Reverse stock split fractional share settlement	—	—	(102)	—	—	—	—
Balance, March 31, 2024	200,000	$2	851,302	$8	$135,087	$(125,033)	$10,064

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(2,230)	$(3,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Non-cash operating lease expense	31	28
Recurring fair value measurements of liabilities	(1)	—
Loss on disposal of property and equipment	—	4
Stock-based compensation and related charges	69	118
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	67	174
Accounts payable and accrued liabilities	366	615
Accrued compensation and benefits	(604)	(565)
Operating lease liabilities	(32)	(28)
Net cash used in operating activities	(2,333)	(3,180)
Cash flows from financing activities:
Payments on insurance financing debt	(80)	(158)
Proceeds from the exercise of warrants	—	2,503
Payment of warrant inducement issuance costs	—	(321)
Payment of equity issuance costs	(178)	—
Net cash (used in) provided by financing activities	(258)	2,024
Net decrease in cash, cash equivalents and restricted cash	(2,591)	(1,156)
Cash, cash equivalents and restricted cash, beginning of year	9,847	12,458
Cash, cash equivalents and restricted cash, end of period	$7,256	$11,302
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$7,230	$11,276
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$7,256	$11,302
Supplemental disclosures of cash flow information:
Interest paid	$1	$2
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement and equity issuance costs included in accounts payable and accrued liabilities	$—	$22
Fair value of warrants issued to solicitation agent	—	94
Incremental fair value of modified warrants (Note 5)	—	1,975

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

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. The Company's lead product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease, or IBD, including fibrostenotic Crohn's disease and ulcerative colitis.

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception. As of March 31, 2025, the Company had an accumulated deficit of $138.2 million and cash and cash equivalents of approximately $7.2 million. The Company expects to continue to incur losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurances that such profitability will ever be achieved.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States ("U.S.) Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company’s financial statements filed in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three months ended March 31, 2025 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$279	$384
Other receivables	78	24
Prepaid subscriptions and fees	175	116
Prepaid software licenses	33	57
Deposits	12	12
Deferred equity issuance costs	75	75
Prepaid other	5	5
	$657	$673

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the three months ended March 31, 2024, the Company netted previously deferred equity issuance costs of approximately $37,000 against the additional paid-in capital recognized in conjunction with the warrant inducement transaction that closed on February 1, 2024 (see Note 5, Stockholders' Equity). There were no previously deferred equity issuance costs netted against additional paid-in capital during the three months ended March 31, 2025.

Accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued accounts payable	$197	$109
Accrued clinical trial expenses	542	—
Accrued chemistry, manufacturing and controls ("CMC") expenses	626	606
Accrued director stipends	59	59
Accrued joint development expenses (Note 7)	138	223
Current portion of contingent consideration obligation (Note 4)	69	—
Accrued other	225	243
	$1,856	$1,240

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, insurance financing debt, and a contingent consideration obligation. The carrying amounts of financial instruments such as restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their relative fair values due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt approximates its fair value as of December 31, 2024 due to the market rate of interest, which is based on level 2 inputs. The Company’s contingent consideration obligation is carried at fair value based on level 3 inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity of three months or less, and measured the fair value based on quoted prices in active markets for identical assets. The fair value of the Company's cash and cash equivalents invested in money market funds was $7.2 million and $9.8 million as of March 31, 2025 and December 31, 2024, respectively.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions and in money market accounts, and at times balances may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and historically the Company has not experienced any losses in such accounts.

Contingent Consideration Obligation

On September 1, 2023, the Company and Giiant Pharma, Inc. ("Giiant") entered into a research collaboration and license agreement (“Giiant License Agreement”)(See Note 7, Collaborations and License Agreements). Pursuant to the Giiant License Agreement, the Company incurred a contingent consideration obligation related to future milestone payments. The Company has an obligation to make contingent consideration payments to Giiant, in either cash or shares of the Company’s common stock solely at the Company’s election, upon the achievement of development milestones (as set forth in the Giiant License Agreement). Because the contingent consideration associated with the milestone payments may be settled in shares of the Company's common stock solely at the election of the Company, the Company has determined it should be accounted for under Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), and accordingly has recognized it as a liability measured at its estimated fair value. On August 2, 2024, the Company and Giiant entered into an amendment to the Giiant License Agreement, which among other things, reduced the milestone payments due to Giiant upon the achievement certain development milestones (see Note 7, Collaborations and License Agreements, for further details).

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of March 31, 2025 included a discount rate of 11.3% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is fair valued on a recurring basis (in thousands):

	Three Months Ended March 31,
Contingent Consideration Obligation	2025	2024
Fair value at beginning of period	$150	$204
Change in fair value during the period	(1)	—
Fair value at end of period	$149	$204

As of March 31, 2025, approximately $69,000 of the contingent consideration obligation was recognized in accrued liabilities in the condensed consolidated balance sheet as it is expected to be settled within one-year of the balance sheet date and remaining amount of the contingent consideration liability of approximately $80,000 was recognized as a noncurrent liability. As of December 31, 2024, the entire amount of the contingent consideration obligation of approximately $150,000 was classified as a noncurrent liability in the condensed consolidated balance sheet as none of it was expected to be settled within one-year of the balance sheet date.

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of March 31, 2025, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of March 31, 2025, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

Recent Equity Offerings

December 2024 Offering

On December 13, 2024, the Company completed a underwritten offering of common stock, pre-funded warrants to purchase common stock, and common warrants to purchase common stock (the "December 2024 Offering"). Gross cash proceeds from the December 2024 Offering were $5.0 million and net cash proceeds were approximately $4.1 million after deducting cash equity issuance costs of approximately $0.9 million.

May 2024 Offering

On May 6, 2024, the Company completed a private placement of common stock, pre-funded warrants to purchase common stock, and warrants to purchase common stock (the "May 2024 Offering"). Gross cash proceeds from the May 2024 Offering were $4.0 million and net cash proceeds were approximately $3.5 million after deducting cash equity issuance costs of approximately $0.5 million.

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

The February 2024 Warrant Inducement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the Replacement Warrants, is considered a modification of the Existing Warrants under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815"). The modification is consistent with the Equity Issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their Existing Warrants, resulting in the imminent exercise of the Existing Warrants, which raised equity capital and generated gross cash proceeds for the Company of approximately $2.5 million. As pursuant to the guidance of ASC 480 and ASC 815 the Existing Warrants and Replacement Warrants were classified as equity instruments before and after the modification, and as the modification is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $2.0 million as an equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the equity issuance cost recognized for the warrant modification was determined using the Black-Scholes option pricing model as the incremental fair value of the modified Existing Warrants and additional Replacement Warrants issued as compared to the fair value of the original Existing Warrants immediately prior to their modification.

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

Common Stock Warrants Outstanding and Warrant Activity

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholders' equity based on their relative fair value on their date of issuance. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in noncurrent liabilities. The Company had exercisable common stock warrants outstanding of 5,116,538 and 6,745,213 at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the Company's outstanding and exercisable common stock warrants as of March 31, 2025:

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
December 2024 Offering Pre-Funded Common Stock Warrants	Equity-classified	399,000	$0.0001	Perpetual
December 2024 Offering Common Stock Warrants	Equity-classified	3,278,688	1.40	4.70
May 2024 Offering Common Stock Warrants	Equity-classified	922,863	1.40	6.10
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	228,158	6.17	3.84
August 2022 Offering Series 2 Common Stock Warrants	Equity-classified	6,748	1.40	2.37
Bridge, January 2021, and July 2021 Common Stock Warrants	Liability-Classified	5,612	1,306.14	1.89
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	274,693	10.98	4.41
All Other Common Stock Warrants	Equity-classified	776	11,614.97	2.20
Total Warrants Outstanding, March 31, 2025		5,116,538	5.20	4.91	(1)

(1) The pre-funded common stock warrants outstanding as of March 31, 2025 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

Of the outstanding common stock warrants, only the Series 2 Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes warrant activity during the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2024	6,745,213	$4.53	5.16	(1)
Granted	—	—	—
Exercised	(1,628,000)	0.0001	—
Forfeited, expired or cancelled	(675)	5,863.33	—
Warrants outstanding, March 31, 2025	5,116,538	5.20	4.91	(1)

(1) The pre-funded common stock warrants outstanding as of the three months ended March 31, 2025 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the three months ended March 31, 2025, the Company granted 108,600 stock options at a weighted-average grant date fair value of $1.02 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. There were no stock options, RSUs, or other equity-based awards issued under any of the Company's equity incentive plans during the three months ended March 31, 2024.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to participate in its shareholder approved Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). All employees are eligible to participate in the ESPP while employed by the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed $25,000 in a calendar year, or 5,000 shares of the Company's shares of common stock each offering period, as defined in the ESPP, at a price equal to 85% of the fair value of the Company's common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Compensation expense associated with the ESPP in the three months ended March 31, 2025 and the three months ended March 31, 2024 was approximately $12,000 and $5,000, respectively.

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock option, RSU and PSU awards is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Research and development expense	$23	$47
General and administrative expense	34	66
Total	$57	$113

As of March 31, 2025, the unrecognized compensation cost related to outstanding stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.91 years and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 2.76 years.

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

Prior to receiving regulatory approval to commence a Phase 1 clinical trial (as such term is defined in the Giiant License Agreement) (the “Proof of Concept”), each of the Company and Giiant was solely responsible for all costs and expenses incurred by such party for the joint development of the Giiant Licensed Assets, except as set forth in the Giiant Development Plan. Prior to reaching the Proof of Concept, the Company reimbursed or advanced Giiant up to an amount in the low seven-digit range for costs and expenses incurred by them. Upon reaching the Proof of Concept, which occurred in October of 2024, the Company became solely responsible for all costs and expenses incurred for the development, manufacturing, regulatory and commercialization of the Giiant Licensed Assets. The Company records expense payments from Giiant, if any, as a reduction to research and development expense once the expense payments are realized or realizable, which is when Company receives the cash or has an undisputed claim to the cash that is probable of collection, pursuant to the terms of the Giiant License.

Expense payments made by the Company to Giiant pursuant to the terms of the Giiant License Agreement for qualifying development costs under the joint development plan are expensed only as the associated research and development costs are incurred or other aspects of the drug development or related activities are achieved. For the three months ended March 31, 2025, the Company recognized no expenses related to the joint development plan. For the three months ended March 31, 2024, the Company recognized expenses of approximately $1.6 million related to the joint development plan. In instances where the expense determined to be recognized exceeds the payments made to the Giiant, the Company recognizes an accrual of joint development expenses. As of March 31, 2025 and December 31, 2024, the Company accrued joint development expenses of approximately $0.1 million and $0.2 million, respectively, in Accrued liabilities in the condensed consolidated balance sheets.

The Company records expense payments from Giiant, if any, as a reduction to research and development expense once the expense payments are realized or realizable, which is when Company receives the cash or has an undisputed claim to the cash that is probable of collection, pursuant to the terms of the Giiant License Agreement and the principles of ASC 450, Gain Contingencies. For the three months ended March 31, 2025, the Company recognized a reduction in net research and development expenses of approximately $0.7 million, which consisted primarily of funds received by the Company from Giiant pursuant to the joint development plan. There were no expense payments from Giiant recognized for the three months ended March 31, 2024. Both the expenses recognized and any reduction in expenses recognized are included in research and development expenses in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2025 and 2024, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

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

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148, on October 20, 2023 the Company terminated two of its license agreements with Regents. As of March 31, 2025, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During both the three months ended March 31, 2025 and 2024, the Company recognized no sublicense fees or license maintenance fees due to Regents.

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

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). The CVR entitled the holder (the “CVR Holder”) to receive, pro rata with the other CVR Holders, 80% of the net proceeds, if any and subject to certain minimum distribution limitations (“CVR Payment Amount”), received from the sale or licensing of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”); provided however that the CVR Holders are only entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurred on or before October 27, 2022 (“Legacy Monetization”). Pursuant to the terms of the CVR agreement (“CVR Agreement”), CVR Holders entitlement to receive CVR Payment Amounts expired on April 27, 2025, or 48-months following the closing of the Merger. There were no CVR Payments made to any of the CVR Holders pursuant to the CVR Agreement.

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

Pursuant to the ATA, Alto will be required to pay the Company up to an aggregate of $4.5 million upon the achievement of certain development and regulatory approval milestones for NSI-189 (or a product containing or otherwise derived from NSI-189), which is now known as ALTO-100. If Alto sells or grants to a third party a license to the patents and other rights specific to ALTO-100 prior to the achievement of a specified clinical development milestone, Alto will be required to pay to the Company a low-double digit percentage of any consideration received by Alto from such license or sale, provided that the maximum aggregate consideration Alto will be required to pay to the Company under the ATA, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million.

On October 22, 2024, Alto announced that its Phase 2b study of ALTO-100 in patients with major depressive disorder (MDD) did not meet its primary endpoint. Notwithstanding, ALTO-100 is being evaluated as an adjunctive treatment in a Phase 2b study in bipolar depression with topline data expected in 2026. Upon the enrollment of a patient in a Phase 3 clinical trial of ALTO-100, if it occurs, a milestone payment of $1.5 million will be due to the Company from Alto under the ATA.

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

8. Net Loss Per Share

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus any potentially dilutive common shares, consisting of stock-based awards and equivalents, and common stock warrants. For purposes of this calculation, stock-based awards and equivalents and common stock warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

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

Pursuant to the December 2024 Offering the Company issued 3,120,688 pre-funded warrants with such pre-funded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term. The pre-funded warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. As of March 31, 2025, 399,000 of these pre-funded warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the pre-funded warrants were issued. Therefore, the underlying common shares outstanding as of March 31, 2025, have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three months ended March 31, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three months ended March 31, 2025 and March 31, 2024 were calculated under the if-converted and treasury stock methods. For both the three months ended March 31, 2025 and March 31, 2024, basic and diluted net loss per common share were the same as all common stock equivalents other than the pre-funded warrants discussed above were anti-dilutive for both periods.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per common share:
Net loss available to common stockholders - basic and diluted	$(2,230)	$(3,527)
Weighted average shares used in calculating basic and diluted net loss per common share	4,795,646	768,137
Basic and diluted net loss per common share	$(0.47)	$(4.59)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	March 31,
	2025	2024
Stock options	159,274	41,937
Restricted stock units	92,352	20,833
Warrants for common stock	4,717,538	285,891
Series A Convertible Preferred Stock	8	8
Total	4,969,172	348,669

9. Commitments and Contingencies

Corporate Office Lease

The Company is party to non-cancelable facility operating lease (the "Corporate Office Lease") of office space for its corporate headquarters in Carlsbad, California. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. The Company has the option to renew the Corporate Office Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. The Company has determined it will not exercise this renewal option.

The Corporate Office Lease is also subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. This additional variable rent expense was not estimable at lease inception. Therefore, it is excluded from the Company’s straight-line expense calculation at lease inception and is expensed as incurred.

As of March 31, 2025, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $53,000, which is included in Operating lease right-of-use asset in the condensed consolidated balance sheets, and an operating lease liability in the amount of $58,000, all of which is classified in Current portion of operating lease liability in the condensed consolidated balance sheets. As of March 31, 2025, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $59,000, including imputed interest of $1,000 calculated using a discount rate of 10.75%, will be paid in 2025 over the remaining lease term of approximately 0.4 years.

The Company recognized operating lease expense associated with its Corporate Office Lease of approximately $32,000 in both the three months ended March 31, 2025 and March 31, 2024.

Insurance Financing Arrangements

In June of 2024, the Company entered an agreement to finance insurance policies that renewed in May of 2024. The financing arrangement entered in June of 2024 has a stated annual interest rate of 8.42% and is payable over a 9-month period with the first payment payable on June 30, 2024. The insurance financing arrangement is secured by the associated insurance policy. As of March 31, 2025 and December 31, 2024, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was zero and approximately $0.1 million, respectively.

Restructuring Costs

In order to better utilize the Company’s resources on the implementation of its refocused business plans and corporate strategy, the Company committed to a reduction-in-workforce on October 27, 2023 (the "2023 RIF"). The 2023 RIF consisted of a 25% reduction in the Company's employee workforce, specifically research and development employees that were no longer deemed critical for the Company’s development of PALI-2108.

The Company recognized no restructuring expenses related to the 2023 RIF for the three months ended March 31, 2025 and March 31, 2024. Total expenses related to the 2023 RIF through March 31, 2025 were approximately $0.2 million. The 2023 RIF was completed in the second quarter of 2024. Accordingly, the Company accrued no restructuring liabilities as of either March 31, 2025 or December 31, 2024.

The 2023 RIF was completed in the second quarter of 2024. Accordingly, the Company accrued no restructuring liabilities as of either March 31, 2025 or December 31, 2024. The following table summarizes the change in the Company's accrued restructuring liabilities under the 2023 RIF for the three months ended March 31, 2024, which consisted solely of employee compensation and benefits and is classified within accrued liabilities in the condensed consolidated balance sheets (in thousands):

Balance as of the beginning of period	$131
Cash paid	(96)
Balance as of the end of period	$35

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through March 31, 2025, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

10. Segment Information

The Company operates as one operating and reportable segment, focused on the research and development of novel therapeutics for patients, including the advancement of PALI-2108 through clinical trials. The Company did not aggregate multiple operating segments into its one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

The Company's CODM uses Net loss that is reported on the condensed consolidated statements of operations and comprehensive loss for the purposes of assessing performance, allocating resources and planning, monitoring budget versus actual results, and forecasting future periods. The Company’s CODM views specific program spend within research and development expenses, research and development spend that is not allocated to specific programs, as well as general and administrative expenses as significant segment expenses. As a pre-product revenue company, the CODM considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and to decide the level of investment in the Company’s operating and capital allocation activities.

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for three months ended March 31, 2025 and 2024 is included in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
PALI-2108 program expenses	$568	$1,646
Legacy program (expense reimbursements) expenses	(58)	64
Other research and development expenses	453	587
Other general and administrative expenses	1,347	1,376
Total operating expenses	$2,310	$3,673

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

For the three months ended March 31, 2025 and 2024, the other segment items that the Company used to aggregate Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations include, if applicable, License Revenue, Interest expense and Other income, net.

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
•
Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2025 and 2024.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a clinical-stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. Our lead product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease (“IBD”), including fibrostenotic Crohn’s disease (“FSCD”) and ulcerative colitis (“UC”).

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

PALI-2108

Our lead product candidate, PALI-2108, is a prodrug inhibitor designed to help treat UC and FSCD by targeting the key PDE4 in colon tissues and preventing it from breaking down cyclic Adenosine Monophosphate (“cAMP”) molecules that regulate inflammation in the body. By inhibiting PDE4, intracellular cAMP molecule levels become elevated, which may lead to a reduction of inflammatory molecules and an increase of anti-inflammatory molecules within tissues of the colon. Additionally, we believe that PALI-2108 may help prevent the movement of inflammatory cells from the blood into colon tissues, thereby lowering the activity of certain proteins that contribute to fibrosis (a type of tissue scarring).

With a glucuronic-derived sugar moiety, PALI-2108 remains minimally absorbed until activated by the colonic bacterium enzyme β-glucuronidase. We believe that localized bioactivation may help focus the effects of PALI-2108 where it would be most beneficial to a patient suffering from IBD.

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 is a single-center, randomized, double-blinded, placebo-controlled clinical study focused on safety, tolerability, and pharmacokinetics (“PK”) in both healthy volunteers and UC patients. The clinical study includes an open-label UC patient cohort with multiple dosing arms in which we will evaluate the pharmacodynamics of PALI-2108 in healthy volunteers. We plan to complete enrollment of approximately 90 subjects across several arms of this Phase 1 clinical study including, (i) at five subject cohorts receiving a Single Ascending Dose (“SAD”) with a crossover to evaluate food effects (“FE”), (ii) three or more subject cohorts receiving a Multiple Ascending Dose (“MAD”), and (iii) at least one multiple dose in a UC patient cohort. The primary objective of the study is to assess the safety and tolerability of single (healthy subjects) and repeated (healthy subjects and UC patients) oral doses of PALI-2108. Secondary objectives include determining plasma, urine, colon tissue, and fecal (MAD healthy subjects and UC patients only) PK, as well as the FE of PALI-2108 and its metabolites following a single oral dose in healthy subjects and repeated oral doses in both healthy subjects and UC patients. We anticipate announcing topline data from this study during the second quarter of 2025. If the trial meets its primary objectives, we plan to initiate a Phase 1b/2a clinical study in UC patients and FSCD patients in the first quarter of 2026.

Phase 1 Clinical Study of PALI-2108 in Canada

On October 9, 2024, Health Canada issued a No Objection Letter for our Phase 1 human clinical study of PALI-2108 for the treatment of UC. We officially began studying on November 7, 2024. To date, we have dosed all five SAD cohorts, all four MAD cohorts, and the FE crossover. Each of the SAD and MAD cohorts consisted of eight subjects, with six subjects receiving the drug and two subjects receiving a placebo. The FE study included two cohorts each of six subjects, of which one cohort was in a fasted state and the other cohort in a fed state. Finally, we have initiated the dosing of a cohort of UC patients, of which four patients have completed the study to date.

Planned Clinical Trial in the United States

In addition to conducting clinical studies in Canada, we anticipate submitting an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration ("FDA") during 2025. If our IND is approved, we anticipate commencing clinical trials of PALI-2108 in the U.S. during the first quarter of 2026.

RESULTS OF OPERATIONS

Research and Development Expenses

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
•
regulatory expenses.

Through the majority of 2024, the nature of our research and development expenses incurred related primarily to the preclinical activities associated with our joint development of PALI-2108 with our collaboration partner, Giiant Pharma Inc. ("Giiant"). With the approval to commence the Phase 1 clinical trial of PALI-2108, which we received from Health Canada on October 9, 2024, pursuant to terms of the research and collaboration agreement that we have with Giiant ("Giiant License Agreement"), we have assumed all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108. Therefore, we expect our clinical research and development costs directly attributable to the clinical trials of PALI-2108 to continue to increase through 2025 as compared to the prior year periods, offset by a decrease in joint development costs associated with the Giiant License Agreement.

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and research laboratories in connection with our preclinical development, process development, manufacturing, clinical development, and regulatory activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. As needed, we manage third parties that are engaged to conduct our (i) research activities, (ii) preclinical, clinical and translational science development activities, and (iii) process development. When we perform any research and development or manufacturing activities under a co-development agreement, we record the expense reimbursement from the co-development partner as a reduction to research and development expense once the reimbursement amount is approved for payment by the co-development partner. Pursuant to agreements where we perform research and development activities under a joint development plan, such as our research and collaboration with Giiant, qualifying development costs are expensed as research and development costs as incurred. We recognize expense payments from Giiant, if any, as a reduction to research and development expense once the expense payments are realized or realizable, which is when we receive the cash or we have an undisputed claim to the cash that is probable of collection.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$950	$2,214	$(1,264)	(57)%
General and administrative	1,360	1,459	(99)	(7)%
Total operating expenses	2,310	3,673	(1,363)	(37)%
Loss from operations	(2,310)	(3,673)	1,363	(37)%
Other (expense) income:
Interest expense	(1)	(1)	—	—
Other income, net	81	147	(66)	(45)%
Total other income, net	80	146	(66)	(45)%
Net loss	$(2,230)	$(3,527)	$1,297	(37)%

Research and Development Expenses

The approximately $1.3 million, or 57%, decrease in research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to an approximately $2.2 million decrease in expenses that were directly related to the preclinical joint development of PALI-2108 and a $0.1 million decrease in employee-related expenses, partially offset by an approximately $1.1 million increase in clinical trial costs associated with Phase 1 clinical trial of PALI-2018.

With the approval to commence the Phase 1 clinical trial of PALI-2108, which we received from Health Canada on October 9, 2024, pursuant to terms of the Giiant License Agreement, we have assumed all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108. Accordingly, preclinical joint development costs were approximately $1.6 million for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2025. In addition, during the three months ended March 31, 2025 we recognized a reduction in joint development costs of $0.7 million that was related to funds received by us from Giiant pursuant to the joint development plan, resulting in a total net decrease in preclinical joint development expenses of approximately $2.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

We commenced our Phase 1 clinical trial of PALI-2108 in November of 2024. Accordingly, we recognized clinical trial-related costs of approximately $1.1 million during the three months ended March 31, 2025, compared to virtually none during the three months ended March 31, 2024. Preclinical joint development costs during the three months ended March 31, 2024 were higher than our clinical trial-related costs during the three months ended March 31, 2025 primarily due to higher investment in the manufacturing of the PALI-2108 drug substance during the three months ended March 31, 2024.

Finally, research and development employee-related costs decreased approximately $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to lower bonus accrual and lower employee headcount.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.1 million, or 7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as result of (i) lower shareholder services expense due to a special shareholder meeting held in the first quarter of 2024, of which there was none in the first quarter of 2025, (ii) lower general and administrative employee-related expenses, due to lower bonus accrual and share-based compensation expense, (iii) lower insurance costs, due to lower insurance premiums, and (iv) lower other general administrative expenses. Partially offsetting these decreases was an increase in professional fees, which resulted from the timing of expense recognition.

Other (expense) income

Other income, net, for the three months ended March 31, 2025 and 2024 consists of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The year-over-year decrease is due to a reduction in the cash balance invested during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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

Sources of Liquidity

We expect to incur substantial operating losses for the foreseeable future. We will need to raise additional capital through a combination of equity offerings, debt financings, collaborations, and other similar arrangements. Our ability to raise additional capital may be adversely impacted by: (i) general political or economic conditions, (ii) an economic slowdown or recession, (iii) inflation, (iv) tariffs, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, (v) rising interest rates, (vi) ongoing supply chain disruptions, (vii) the ongoing global conflicts, including those in the Ukraine and the Middle East, and (viii) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry. In the event that we are unable to access additional capital, we may need to curtail or greatly reduce our operations, which could have a materially adverse impact on our business, financial condition, and results of operations.

Cash Flows

As of March 31, 2025, we had $7.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,333)	$(3,180)
Net cash (used in) provided by financing activities	(258)	2,024

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $2.3 million for the three months ended March 31, 2025, which reflects an approximately $2.2 million net loss adjusted for (i) approximately $0.2 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.1 million non-cash expense recognized for stock-based compensation and related charges. The net cash outflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.6 million driven by the payment of annual employee cash bonuses in period, partially offset by an increase in accounts payable and accrued liabilities as of March 31, 2025, compared to December 31, 2024. The increase in accounts payable and accrued liabilities was primarily due to higher accrued clinical trial expenses partially offset by lower accrued joint development expenses associated with the Giiant License Agreement.

Cash used in operating activities was approximately $3.2 million for the three months ended March 31, 2024, which reflects an approximately $3.5 million net loss adjusted for (i) approximately $0.2 million of net cash inflows related to changes in operating assets and liabilities and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.1 million non-cash expense recognized for stock-based compensation and related charges. The net cash inflow from operating assets and liabilities was driven by a cash outflow of approximately $0.6 million from the payment of annual employee cash bonuses in the period that was more than offset by a cash inflow of approximately $0.8 million from: (i) a decrease in prepaids and other current assets and other noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of the Company's prepaid insurance policies, and (ii) an increase in accounts payable and accrued liabilities, which was primarily due to an increase in accrued joint development expenses associated with the Giiant License Agreement and the timing of accounts payable payments that were partially offset by accrued severance payments and lower accrued director stipends.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2025, cash used in financing activities of approximately $0.3 million was attributable to the payment of equity issuance costs of approximately $0.2 million, primarily related to our underwritten equity offering completed in December of 2024, and payments made on our insurance financing arrangements of approximately $0.1 million.

For the three months ended March 31, 2024, cash provided by financing activities of approximately $2.0 million was attributable to net cash proceeds of approximately $2.2 million from the exercise of common stock warrants in conjunction with warrant inducement agreements entered into between us and certain investors in February of 2024, partially offset by payments made on the Company's insurance financing arrangements of approximately $0.2 million.

Contractual Obligations

Office Lease

We are party a to non-cancelable facility operating lease (the "Corporate Office Lease") of office space for our corporate headquarters. The initial contractual term is for 39-months commencing on June 1, 2022 and expiring on August 31, 2025. We have the option to renew the Corporate Office Lease for an additional 36-month period at the prevailing market rent upon completion of the initial lease term. We have determined that we will not exercise this renewal option.

Commencing on June 1, 2022, we are subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of March 31, 2025, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $59,000, including imputed interest of approximately $1,000 calculated using a discount rate of 10.75%, will be paid over the remaining lease term of approximately 0.4 years.

Insurance Financing Arrangement

In June of 2024, we entered into an agreement to finance insurance policies that renewed in May of 2024. The insurance financing arrangement is secured by the associated insurance policy. We made the final principal payment required by the insurance financing arrangement during the three months ended March 31, 2025. Accordingly, there is no outstanding balance due as of March 31, 2025. We expect to renew the insurance policy, and enter into an associated insurance financing arrangement accordingly, in late May of 2025.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $7.2 million as of March 31, 2025, we believe we have sufficient cash to fund our currently planned operations through the fourth quarter of 2025. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than anticipated. Beyond the fourth quarter of 2025 we will require additional financing to continue at our expected level of operations. If we fail to obtain the capital needed, we will be forced to delay, scale back, or eliminate some or all of our development activities, or potentially cease our operations.

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

Our critical accounting estimates are identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Annual Report on Form 10-K include the discussion of estimates used for accrued research and development expenses and our contingent consideration obligation. We believe there has been no significant changes in our critical accounting policies and significant judgments and estimates since those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief Executive Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of March 31, 2025. The material weakness continues to be present as of March 31, 2025.

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

(i)
We will continue to hire or contract with additional finance, accounting and information technology employees with appropriate experience, certification, education and training.
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
(iv)
We have identified and implemented controls to address all segregation of duties deficiencies in our current control environment. The controls implemented to remediate all segregation of duties deficiencies identified will be documented and tested for operating effectiveness.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY

The Company faces many risks and uncertainties, as more fully described in this Quarterly Report on Form 10-Q under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in the section entitled “Risk Factors.”

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in our latest annual report on Form 10-K and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. Before making an investment decision, you should carefully consider each of the following risks described below, together with all other information set forth in or incorporated in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the related notes. The risks described in this Quarterly Report on Form 10-Q are not the only ones we face, but those that we consider to be material. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the market price of our common stock to decline, and you could lose all or part of your investment.

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

We have initiated a Phase 1 clinical trial of PALI-2108 in our target indication of inflammatory bowel disease, or IBD. Drug development requires a significant amount of capital and can take a long time to reach commercial viability, if it can be achieved at all. During the development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs have not been proven. Because of these and similar uncertainties, it is possible that our product candidates will not reach commercialization. If we are unable to successfully develop and commercialize our product candidates, including our lead product candidate, PALI-2108, we will be unable to generate revenue or build a sustainable or profitable business.

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

We are a biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business and to assess our future viability. While we were initially formed in 2001, our operations have historically been limited to business planning, raising capital and other research and development activities related to our product candidates. We additionally adopted a new business plan in September of 2023 upon entering into the Giiant License Agreement. Since that time, we have not yet demonstrated an ability to successfully complete any clinical trials and have never completed the development of any product candidate, nor have we ever generated any revenue from product sales. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products.

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

Management has determined that there is substantial doubt about our ability to continue as a going concern for a period of one year following the issuance of this Quarterly Report on Form 10-Q. This determination was based on conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued, including our available cash as of the date of this filing, which is not sufficient to fund our anticipated level of operations for the next 12 months. Our future consolidated financial statements may include a similar qualification about our ability to continue as a going concern. Our year-end and interim consolidated financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

We have incurred net losses since our inception. We expect that our operating losses will continue for the foreseeable future as we continue our drug development and discovery efforts. To achieve profitability, we must, either directly or through licensing and/or partnering relationships, meet certain milestones, successfully develop and obtain regulatory approval for one or more drug candidates and effectively manufacture, market and sell any drugs we successfully develop. Even if we are able to successfully commercialize product candidates that receive regulatory approval, we may not be able to realize revenues at a level that would allow us to achieve or sustain profitability. Accordingly, we may never generate significant revenue and, even if we generate significant revenue, we may never achieve profitability.

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

We have used and we intend to use the proceeds from our previous offerings and any future offerings, to, among other things, advance PALI-2108 through preclinical and clinical development and into INDs or their equivalent in foreign jurisdictions, fund our research and development activities, and for general working capital needs. We will require substantial additional capital to fund our operations and conduct the costly and time-consuming research and development and clinical work necessary to pursue regulatory approval of product candidates. Our future capital requirements will depend upon a number of factors, including: the number and timing of product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete clinical trials or any additional preclinical studies required; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain, which could inhibit our ability to achieve our business objectives. Given our limited cash reserves and the significant amount of capital that we will likely need to fund our operations and business plan, our stockholders will likely experience significant dilution to their ownership interests. If we raise additional funds through public or private equity sales of our securities, the terms of these securities may include liquidation or other preferences that adversely impact the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership percentage will be decreased. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may need to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we obtain additional funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

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

Our common stock is listed on the Nasdaq Stock Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The Nasdaq Stock Market, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). In October of 2023, we were notified that we were no longer in compliance with the Bid Price Rule and had 180 days to cure such deficiency. On April 5, 2024, we effected a 1-for-15 reverse stock split and we were notified by the Nasdaq Stock Market that as of April 19, 2024, we were back in compliance with the Bid Price Rule. On April 30, 2025, we received the Notice from Nasdaq advising us that we were no longer in compliance with the Bid Price Rule. The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “PALI.” If at any time during the Compliance Period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule and our common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing. If we do not regain compliance with the Bid Price Rule by the end of the Compliance Period, we may be afforded an Additional Compliance Period if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of its common stock on The Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency. If we do not regain compliance with the Bid Price Rule by the end of the Compliance Period, or the Additional Compliance Period, if applicable, our common stock will be subject to delisting. The delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule.

We take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

As of the last business day of our most recently completed second fiscal quarter, our public float was less than $250 million and therefore, we qualify as a smaller reporting company under SEC rules. As a smaller reporting company, we can take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Such reduced disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues are below $100 million and we have a public float of less than $700 million.

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

Provisions in our certificate of incorporation, as amended (“Certificate of Incorporation”), and bylaws, as amended (“Bylaws”) may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our Board of Directors ("Board" or "Board of Directors"), they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of management.

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

We are entitled under our Certificate of Incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of March 31, 2025, we had outstanding, common stock or securities convertible into common stock, totaling 9,764,636 shares. As a result, we are authorized to issue up to an additional 270,235,364 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

Global economic conditions may have an adverse effect on our business.

Financial instability or a general decline in economic conditions in the U.S. and other countries, caused by political instability, conflict, and economic challenges resulting from general health crises, has led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions. Such volatility, instability, and interruptions have contributed to record inflation globally and could adversely affect our operations. Increased inflation may result in higher operating costs (including labor costs), reduced liquidity, and limitations on our ability to access credit or raise capital on acceptable terms, if at all. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with applicable classification and other requirements. However, changes in trade laws or policies, particularly increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, such as Canada, China, and Mexico, could have a material adverse effect on our business and financial results. Since February of 2025, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. These tariffs and other changes in U.S. trade policy have triggered, and could continue to trigger, retaliatory actions by affected countries, including retaliatory measures on U.S. goods and other protectionist measures that could limit our ability to offer our products and services outside of the U.S. The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. Consequently, we cannot assure that any strategies we implement to mitigate the effects of such tariffs or trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Inflation, combined with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten associated risks. Economic conditions and uncertainty regarding the broader macroeconomic environment are beyond our control and may make obtaining necessary debt or equity financing more difficult, costly, and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or a significant increase in expenses could necessitate additional financing under less favorable conditions, including unattractive interest rates or excessively dilutive terms for existing stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could materially and adversely affect our stock price and force us to delay or abandon clinical development plans.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. If there are significant employee reductions at the FDA or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future reductions in force and government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. In addition, federal employees recently have been subject to termination in connection with cost reduction efforts by the federal government. If a prolonged government shutdown or significant reduction in force of federal employees occurs, including those working for the FDA, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and cost-cutting efforts could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series A 4.5% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 12, 2016).

3.2

Amendment to the Amended and Restated Certificate of Incorporation of Palisade Bio, Inc. effective April 5, 2024 (Incorporated by reference to Exhibit 3.01(i) to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, filed with the SEC on March 17, 2022).
4.3	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).
4.4	Form of Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016).
4.5	Form of Bridge Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.6	Form of Equity Warrant of Leading BioSciences, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2020).
4.7	Warrant, dated as of July 21, 2021, issued to Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2021).
4.8

Warrant, dated as of January 31, 2022, issued to Altium Growth Fund, LP (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 21, 2022).

4.9

Warrant, dated as of August 19, 2021, issued to Yuma Regional Medical Center (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2021).

4.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).
4.12	Form of Series 2 Common Stock Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).
4.13

Warrant Agency Agreement dated August 16, 2022, by and between Palisade Bio, Inc. and American Stock Transfer and Trust Company, LLC. (Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 16, 2022).

4.14	Form of Underwriter Warrant issued August 16, 2022 (Incorporated by reference to Exhibit 4.33 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022).
4.15

Form of Placement Agent Warrant issued in January 2023 Private Placement (Incorporated by reference to Exhibit 4.04 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

4.16	Form of Placement Agent Warrant issued in April 2023 Private Placement (Incorporated by reference to Exhibit 4.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2023).
4.17

Form of Placement Agent Warrant issued in September 2023 Private Placement (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2023).

4.18

Form of Replacement Warrant issued in February 2024 Warrant Inducement Transaction (Incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2024).

4.19

Form of Placement Agent Warrant issued in February 2024 Warrant Inducement Transaction (Incorporated by reference to Exhibit 4.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2024).

4.20	Form of Common Stock Warrant issued in May 2024 Private Placement (Incorporated by reference to Exhibit 4.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2024).
4.21	Form of Placement Agent Warrant issued in May 2024 Private Placement (Incorporated by reference to Exhibit 4.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2024).
4.22

Form of Five-Year Common Stock Purchase Warrant issued in December 2024 Underwritten Public Offering (Incorporated by reference to Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed with the SEC on December 16, 2024).

4.23

Form of Warrant Agency Agreement by and between Palisade Bio, Inc. and Equiniti Trust Company LLC (Incorporated by reference to Exhibit 4.03 to the Registrant's Current Report on Form 8-K filed with the SEC on December 16, 2024).

10.1#

License Agreement, by and between Leading BioSciences, Inc. and The Regents of the University of California, dated August 19, 2015, as amended on December 20, 2019 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).

10.2#

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

10.3

Amendment Agreement to Securities Purchase Agreement by and among, the Company, Leading BioSciences, Inc. and Altium Growth Fund, LP, dated May 3, 2021 (Incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021).

10.4+	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.03 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2018).
10.5+

Leading BioSciences, Inc. Amended and Restated 2013 Employee, Director and Consultant Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise of Stock Option thereunder (Incorporated by reference to Exhibit 10.24 to the Registrant’s

Registration Statement on Form S-4 (File No. 333-251659), originally filed with the SEC on December 23, 2020, as amended).
10.6+	Palisade Bio, Inc. 2021 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.7+

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Palisade Bio, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).

10.8+

Form of Non-Employee Director Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Palisade Bio, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).

10.9+	Palisade Bio, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).
10.10+

Palisade Bio, Inc. 2021 Inducement Incentive Plan, as Amended August 7, 2023 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.11+

Form of Restricted Stock Unit Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.12+

Form of Stock Option Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Inducement Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-261196), filed with the SEC on November 19, 2021).

10.13+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2023).
10.14†

Asset Transfer Agreement, by and between Alto Neuroscience, Inc. and Palisade Bio, Inc., dated October 18, 2021 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K, filed with the SEC on March 17, 2022).

10.15	Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporate by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on May 13, 2022).
10.16

First Amendment dated July 14, 2022 to the Office Lease Between AP Beacon Carlsbad, LP, and Palisade Bio, Inc., dated May 12, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q filed with the SEC on August 15, 2022).

10.17

Form of Securities Purchase Agreement, dated May 6, 2022, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2022).

10.18

Form of Placement Agency Agreement, dated December 30, 2022, by and between the Company and Ladenburg Thalmann & Co Inc. (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2023).

10.19

Form of Placement Agency Agreement by and among the Company and Ladenburg Thalmann & Co Inc. (Incorporated by Reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2023).

10.20#

Form of Research, Collaboration, and License Agreement with Giiant Pharma (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2023.

10.21

Form of Placement Agency Agreement dated September 7, 2023, by and among the Company and Ladenburg Thalmann & Co Inc. (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023).

10.23

Form of Employment Agreement with Mitchell Jones, dated September 5, 2023 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2023).

10.24

Form of Placement Agency Agreement entered into Pursuant to the May 2024 Private Placement (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 3, 2024.

10.25#

Amendment to Research Collaboration and License Agreement with Giiant Pharma, Inc. dated August 2, 2024 (Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).

10.26+

Form of Employment Agreement with J.D. Finley, dated September 25, 2024 (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 27, 2024).

10.27

Form of Underwriting Agreement by and between Palisade Bio, Inc. and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Exhibit 1.01 to the Registrant's Current Report on Form 8-K filed with the SEC on December 16, 2024).

10.28

Form of Warrant Amendment Agreement entered into Pursuant to the December 2024 Underwritten Public Offering (Incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the SEC on December 16, 2024).

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

PALISADE BIO, INC.

Date: May 12, 2025	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)