Form 10-Q
period 2025-06-30
PALISADE BIO, INC.
filed 2025-08-11
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33672

PALISADE BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2007292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1902 Wright Place, Suite 200 Carlsbad, California[1]	92008
(Address of principal executive offices)	(Zip Code)

(858) 704-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PALI	Nasdaq Capital Market

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

As of August 7, 2025, there were 9,119,152 shares of common stock, $0.01 par value, outstanding.

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 1902 Wright Place, Suite 200, Carlsbad, California, 92008.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$5,417	$9,821
Prepaid expenses and other current assets	1,030	673
Total current assets	6,447	10,494
Restricted cash	26	26
Property and equipment, net	1	3
Operating lease right-of-use asset	22	84
Other noncurrent assets	171	273
Total assets	$6,667	$10,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,374	$1,105
Accrued liabilities	2,066	1,240
Accrued compensation and benefits	192	722
Current portion of operating lease liability	24	90
Insurance financing debt	314	79
Total current liabilities	3,970	3,236
Warrant liability	2	2
Contingent consideration obligation	75	150
Total liabilities	4,047	3,388
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 4,800,247 and 2,768,646 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	48	27
Additional paid-in capital	143,528	143,407
Accumulated deficit	(140,958)	(135,944)
Total stockholders' equity	2,620	7,492
Total liabilities and stockholders' equity	$6,667	$10,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	1,675	2,628	$2,625	$4,842
General and administrative	1,168	1,583	2,528	3,042
Total operating expenses	2,843	4,211	5,153	7,884
Loss from operations	(2,843)	(4,211)	(5,153)	(7,884)
Other (expense) income:
Interest expense	(2)	(2)	(3)	(3)
Other income, net	61	133	142	280
Total other income, net	59	131	139	277
Net loss	$(2,784)	$(4,080)	$(5,014)	$(7,607)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	4,797,196	1,228,453	4,796,434	1,000,367
Basic and diluted net loss per common share	$(0.58)	$(3.32)	$(1.05)	$(7.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	200,000	$2	4,396,646	$43	$143,460	$(138,174)	$5,331
Net loss	—	—	—	—	—	(2,784)	(2,784)
Stock-based compensation expense and related charges	—	—	—	—	69	—	69
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with exercise of warrants	—	—	399,000	5	(4)	—	1
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	200,000	$2	851,302	$8	$135,087	$(125,033)	$10,064
Net loss	—	—	—	—	—	(4,080)	(4,080)
Stock-based compensation expense and related charges	—	—	—	—	362	—	362
Issuance of common stock to vendors	—	—	15,603	—	73	—	73
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	12,084	—	(25)	—	(25)
Issuance of common stock in connection under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(5,014)	(5,014)
Stock-based compensation expense and related charges	—	—	—	—	138	—	138
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with exercise of warrants	—	—	2,027,000	21	(20)	—	1
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2023	200,000	$2	618,056	$6	$132,811	$(121,506)	$11,313
Net loss	—	—	—	—	—	(7,607)	(7,607)
Stock-based compensation expense and related charges	—	—	—	—	480	—	480
Issuance of common stock to vendors	—	—	15,603	—	73	—	73
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	17,270	—	(25)	—	(25)
Issuance of common stock in connection under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock in connection with warrant inducement, net of issuance costs of $2,412 (Note 5)	—	—	228,162	2	2,158	—	2,160
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Reverse stock split fractional share settlement	—	—	(102)	—	—	—	—
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024

Net loss	$(5,014)	$(7,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Non-cash operating lease expense	62	56
Recurring fair value measurements of liabilities	(9)	5
Issuance of common stock to vendors	—	73
Write-off of deferred equity issuance costs	75	—
Loss on disposal of property and equipment	—	4
Stock-based compensation and related charges	138	480
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	(18)	349
Accounts payable and accrued liabilities	1,210	506
Accrued compensation and benefits	(530)	(490)
Operating lease liabilities	(66)	(57)
Net cash used in operating activities	(4,150)	(6,679)
Cash flows from financing activities:
Payments on insurance financing debt	(80)	(158)
Proceeds from issuance of common stock and warrants	—	4,000
Proceeds from the exercise of warrants	1	2,503
Payment of warrant inducement issuance costs	—	(343)
Payment of equity issuance costs	(178)	(388)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3	11
Shares withheld for payment of employee withholding tax liability	—	(25)
Net cash (used in) provided by financing activities	(254)	5,600
Net decrease in cash, cash equivalents and restricted cash	(4,404)	(1,079)
Cash, cash equivalents and restricted cash, beginning of period	9,847	12,458
Cash, cash equivalents and restricted cash, end of period	$5,443	$11,379
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$5,417	$11,353
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$5,443	$11,379
Supplemental disclosures of cash flow information:
Interest paid	$1	$2
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement and equity issuance costs included in accounts payable and accrued liabilities	$—	$68
Transaction costs included in accounts payable and accrued liabilities	—	—
Fair value of warrants issued to solicitation agent	—	94
Fair value of warrants issued to placement agent	—	249
Deferred equity issuance costs recognized as a reduction in additional paid-in capital from financing activities	—	37
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	312	346
Incremental fair value of modified warrants (Note 5)	—	1,975

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

Liquidity and Going Concern

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception. As of June 30, 2025, the Company had an accumulated deficit of $141.0 million and cash and cash equivalents of approximately $5.4 million. The Company expects to continue to incur losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurances that such profitability will ever be achieved.

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

Historically, the Company has funded its operations primarily through equity financings. The Company plans to continue to fund its operations through its cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. Refer to Note 5, Stockholders' Equity for a discussion of the recent financings undertaken by the Company. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company is successful in raising additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these occurrences could materially harm the Company’s business, results of operations and future prospects.

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and six months ended June 30, 2025 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States ("U.S") on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. Additionally, the OBBBA restores the current deduction for domestic research and experimentation ("R&E") expenses under Section 174. For businesses that have previously capitalized domestic R&E expenses for taxable years beginning after December 31, 2021, taxpayers can recognize the unamortized balance as deductions either in the first tax year beginning after December 31, 2024 or ratably over a two-year period beginning after December 31, 2024. Foreign R&E expenses must still be capitalized and amortized. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets. As such, it does not anticipate the OBBBA will have a material impact on its income tax provision in the near term.

3. Balance Sheet Details

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$531	$384
Other receivables	6	24
Prepaid subscriptions and fees	174	116
Prepaid software licenses	14	57
Deposits	12	12
Deferred equity issuance costs	288	75
Prepaid other	5	5
	$1,030	$673

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the three months ended June 30, 2024, the Company netted previously deferred equity issuance costs of approximately $37,000 against the additional paid-in capital recognized in conjunction with the warrant inducement transaction that closed on February 1, 2024 (see Note 5, Stockholders' Equity). There were no previously deferred equity issuance costs netted against additional paid-in capital during the six months ended June 30, 2025. In the six months ended June 30, 2025, the Company expensed approximately $75,000 of previously deferred equity issuance costs associated with its shelf registration statement that expired in April of 2025 in general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2025, the entire balance of deferred equity issuance costs consists of legal, accounting and other direct and incremental costs directly attributable to an equity offering in which the Company was actively engaged as of June 30, 2025.

Accrued liabilities consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued accounts payable	$411	$109
Accrued clinical trial expenses	1,077	—
Accrued chemistry, manufacturing and controls ("CMC") expenses	90	606
Accrued director stipends	59	59
Accrued joint development expenses (Note 7)	103	223
Current portion of contingent consideration obligation (Note 4)	66	—
Accrued other	260	243
	$2,066	$1,240

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, insurance financing debt, and a contingent consideration obligation. The carrying amounts of financial instruments such as restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their relative fair values due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt approximates its fair value as of both June 30, 2025 and December 31, 2024 due to the market rate of interest, which is based on level 2 inputs. The Company’s contingent consideration obligation is carried at fair value based on level 3 inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity of three months or less, and measured the fair value based on quoted prices in active markets for identical assets. The fair value of the Company's cash and cash equivalents invested in money market funds was $5.4 million and $9.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of June 30, 2025 included a discount rate of 16.5% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is measured at its fair value on a recurring basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Contingent Consideration Obligation	2025	2024	2025	2024
Fair value at beginning of period	$149	$204	$150	$204
Change in fair value during the period	(8)	5	(9)	5
Fair value at end of period	$141	$209	$141	$209

As of June 30, 2025, approximately $66,000 of the contingent consideration obligation was recognized in accrued liabilities in the condensed consolidated balance sheet as it is expected to be settled within one-year of the balance sheet date and remaining amount of the contingent consideration liability of approximately $75,000 was recognized as a noncurrent liability. As of December 31, 2024, the entire amount of the contingent consideration obligation of approximately $150,000 was classified as a noncurrent liability in the condensed consolidated balance sheet as none of it was expected to be settled within one-year of the balance sheet date.

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of June 30, 2025, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of June 30, 2025, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

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

Common Stock Warrants and Warrant Exercises

February 2024 Warrant Inducement

On January 30, 2024, the Company entered into warrant inducement agreements (the “February 2024 Warrant Inducement Agreements”) with certain accredited and institutional holders (collectively, the “February 2024 Warrant Holders”) of certain of the Company’s remaining outstanding common stock warrants issued on May 10, 2022 (the "May 2022 Warrants"), January 4, 2023 (the “January 2023 Warrants”), and April 5, 2023 (the “April 2023 Warrants”), as well as certain outstanding Series 2 warrants issued on August 16, 2022 (the "Series 2 Warrants") (collectively, the “February 2024 Existing Warrant(s)”). Pursuant to the February 2024 Warrant Inducement Agreements, the exercise price of each of the February 2024 Existing Warrants exercised was reduced to $10.97 per share. Each of the February 2024 Warrant Holders that exercised its February 2024 Existing Warrants pursuant to the February 2024 Warrant Inducement Agreements, received one replacement warrant to purchase one share of the

Company's common stock (the “February 2024 Replacement Warrants”) for each February 2024 Existing Warrant exercised (in its entirety, the "February 2024 Warrant Inducement").

The February 2024 Replacement Warrants are exercisable immediately, had an original exercise price per share of $10.97, and expire five years from the date of issuance, which was February 1, 2024.

The February 2024 Warrant Holders collectively exercised an aggregate of 228,162 February 2024 Existing Warrants consisting of: (i) 4,865 May 2022 Warrants, (ii) 4,267 Series 2 Warrants, (iii) 67,511 January 2023 Warrants, and (iv) 151,519 April 2023 Warrants. As a result of the exercises of the February 2024 Existing Warrants, the Company issued an aggregate of 228,162 shares of its common stock and 228,162 February 2024 Replacement Warrants. The February 2024 Warrant Inducement closed on February 1, 2024 with the Company receiving net cash proceeds of approximately $2.2 million consisting of gross cash proceeds of $2.5 million, less cash equity issuance costs of approximately $0.3 million.

The February 2024 Warrant Inducement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the Replacement Warrants, is considered a modification of the Existing Warrants under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815"). The modification is consistent with the Equity Issuance classification under that guidance as the reason for the modification was to induce the holders of the February 2024 Existing Warrants to cash exercise their February 2024 Existing Warrants, resulting in the imminent exercise of the February 2024 Existing Warrants, which raised equity capital and generated gross cash proceeds for the Company of approximately $2.5 million. As pursuant to the guidance of ASC 480 and ASC 815 the February 2024 Existing Warrants and February 2024 Replacement Warrants were classified as equity instruments before and after the modification, and as the modification is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $2.0 million as an equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the equity issuance cost recognized for the warrant modification was determined using the Black-Scholes option pricing model as the incremental fair value of the modified February 2024 Existing Warrants and additional February 2024 Replacement Warrants issued as compared to the fair value of the original February 2024 Existing Warrants immediately prior to their modification.

The solicitation agent fees associated with the February 2024 Warrant Inducement consisted of: (i) a cash fee equal to 7.75% of the gross proceeds received by the Company, (ii) a common stock purchase warrant to purchase such number of shares of common stock equal to 6% of the aggregate number shares issued pursuant to the exercise of the February 2024 Existing Warrants, with an exercise price of $10.97 per share, and a term of five years from issuance (the "February 2024 Solicitation Agent Warrants"), and (iii) $35,000 of out-of-pocket expenses. The fair value of the February 2024 Solicitation Agent Warrants was recognized by the Company as an equity issuance cost, which reduced the additional paid-in capital recognized from the issuance of common stock in connection with the exercise of the February 2024 Existing Warrants.

Total equity issuance costs recognized in the February 2024 Warrant Inducement of $2.4 million include cash equity issuance costs of $0.3 million, non-cash warrant modification costs of approximately $2.0 million, and non-cash issuance costs associated with the February 2024 Solicitation Agent Warrants of $0.1 million.

Common Stock Warrants Outstanding and Warrant Activity

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholders' equity based on their relative fair value on their date of issuance. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in noncurrent liabilities. The Company had exercisable common stock warrants outstanding of 4,717,538 and 6,745,213 at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the Company's outstanding and exercisable common stock warrants as of June 30, 2025:

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
December 2024 Offering Common Stock Warrants	Equity-classified	3,278,688	1.40	4.45
May 2024 Offering Common Stock Warrants	Equity-classified	922,863	1.40	5.85
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	228,158	6.17	3.59
Series 2 Common Stock Warrants	Equity-classified	6,748	1.40	2.12
Bridge, January 2021, and July 2021 Common Stock Warrants	Liability-Classified	5,612	1,306.14	1.64
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	274,693	10.98	4.16
All Other Common Stock Warrants	Equity-classified	776	11,614.97	1.95
Total Warrants Outstanding, June 30, 2025		4,717,538	5.64	4.66

Of the outstanding common stock warrants, only the Series 2 Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes warrant activity during the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2024	6,745,213	$4.53	5.16	(1)
Granted	—	—	—
Exercised	(2,027,000)	0.0001	—
Forfeited, expired or cancelled	(675)	5,863.33	—
Warrants outstanding, June 30, 2025	4,717,538	5.64	4.66

(1) The pre-funded common stock warrants that were outstanding as of December 31, 2024 have a perpetual term and were therefore excluded from the calculation of the weighted-average remaining contractual life.

On July 23, 2025, the Company entered into a warrant inducement agreement with an accredited and institutional holder, which resulted in the exercise of an aggregate of 4,318,905 of the Company's equity-classified warrants outstanding as of June 30, 2025. Refer to Note 11, Subsequent Events, for further details.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the six months ended June 30, 2025, the Company granted 108,600 stock options at a weighted-average grant date fair value of $1.02 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. During the six months ended June 30, 2024, the Company granted 1,000 stock options at a weighted-average grant date fair value of $6.63 per option. The Company granted no RSUs or other equity-based award during the six months ended June 30, 2024.

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

Compensation expense associated with the ESPP was approximately $9,000 and $21,000 in the three and six months ended June 30, 2025, respectively, and approximately $4,000 and $9,000 in the three and six months ended June 30, 2024, respectively

Share-Based Compensation Expense

The allocation of stock-based compensation for all stock option, RSU and PSU awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development expense	$25	$162	$48	$209
General and administrative expense	35	196	69	262
Total	$60	$358	$117	$471

To reduce the ongoing administrative burden and expense associated with the quarterly vesting of the Company's time-based RSUs, in the second quarter of 2024, the Company's Board of Directors approved the immediate accelerated vesting of all unvested time-based RSUs issued to employees that were outstanding as of that date. The accelerated vesting was accounted for as a Type I modification under ASC 718 and accordingly, the Company recognized share-based compensation expense associated with the time-based RSUs subject to immediate vesting of approximately $129,000 in general and administrative expenses and approximately $125,000 in research and development expenses for the three and six months ended June 30, 2024.

As of June 30, 2025, the unrecognized compensation cost related to outstanding stock options was approximately $0.2 million, which is expected to be recognized over a weighted-average period of approximately 1.76 years and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 2.59 years.

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

Expense payments made by the Company to Giiant pursuant to the terms of the Giiant License Agreement for qualifying development costs under the joint development plan are expensed only as the associated research and development costs are incurred or other aspects of the drug development or related activities are achieved. For the three and six months ended June 30, 2025, the Company recognized expenses of approximately $22,000 and $41,000, respectively, related to the joint development plan. For the three and six months ended June 30, 2024, the Company recognized expenses of approximately $1.9 million and $3.5 million, respectively, related to the joint development plan. In instances where the expense determined to be recognized exceeds the payments made to the Giiant, the Company recognizes an accrual of joint development expenses. As of June 30, 2025 and December 31, 2024, the Company accrued joint development expenses of approximately $0.1 million and $0.2 million, respectively, in Accrued liabilities in the condensed consolidated balance sheets.

The Company records expense payments from Giiant, if any, as a reduction to research and development expense once the expense payments are realized or realizable, which is when Company receives the cash or has an undisputed claim to the cash that is probable of collection, pursuant to the terms of the Giiant License Agreement and the principles of ASC 450, Gain Contingencies. There were no expense payments from Giiant recognized for the three months ended June 30, 2025 or the three and six months ended June 30, 2024. For the six months ended June 30, 2025, the Company recognized a reduction in net research and development expenses of approximately $0.7 million, which consisted primarily of funds received by the Company from Giiant pursuant to the joint development plan. Both the expenses recognized and any reduction in expenses recognized are included in research and development expenses in the condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2025 and 2024, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

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

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148, on October 20, 2023 the Company terminated two of its license agreements with Regents. As of June 30, 2025, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During both the three and six months ended June 30, 2025 and 2024, the Company recognized no sublicense fees or license maintenance fees due to Regents.

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

Contingent Value Right

Immediately prior to the closing of the Merger, Seneca issued each share of its common stock held by Seneca stockholders of record, one contingent value right (“CVR”). The CVR entitled the holder (the “CVR Holder”) to receive, pro rata with the other CVR Holders, 80% of the net proceeds, if any and subject to certain minimum distribution limitations (“CVR Payment Amount”), received from the sale or licensing of the intellectual property owned, licensed or controlled by Seneca immediately prior to the closing of the Merger (the “Legacy Technology”); provided however that the CVR Holders are only entitled to receive such CVR Payment Amount if the sale or licensing of such Legacy Technology occurred on or before October 27, 2022 (“Legacy Monetization”). Pursuant to the terms of the CVR agreement (“CVR Agreement”), CVR Holders entitlement to receive CVR Payment Amounts expired on April 27, 2025. There were no CVR Payments made to any of the CVR Holders pursuant to the CVR Agreement.

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

On October 22, 2024, Alto announced that its Phase 2b study of ALTO-100 in patients with major depressive disorder (MDD) did not meet its primary endpoint. Notwithstanding, ALTO-100 is being evaluated as an adjunctive treatment in a Phase 2b study in bipolar depression with topline data expected in the second half of 2026. Upon the enrollment of a patient in a Phase 3 clinical trial of ALTO-100, if it occurs, a milestone payment of $1.5 million will be due to the Company from Alto under the ATA.

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

On May 6, 2024, the Company issued 530,142 prefunded warrants with such prefunded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term (See Note 5). The prefunded warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. As of June 30, 2024, all the prefunded warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified prefunded warrants were immediately exercisable for little or cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the prefunded warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three and six months ended June 30, 2024. There were no prefunded warrants outstanding at June 30, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and six months ended June 30, 2025 and June 30, 2024 were calculated under the if-converted and treasury stock methods. For both the three and six months ended June 30, 2025 and June 30, 2024, basic and diluted net loss per common share were the same as all common stock equivalents other than the prefunded warrants that were outstanding at June 30, 2024, as discussed above, were anti-dilutive for all the periods presented.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share:
Net loss available to common stockholders - basic and diluted	$(2,784)	$(4,080)	$(5,014)	$(7,607)
Weighted average shares used in calculating basic and diluted net loss per common share	4,797,196	1,228,453	4,796,434	1,000,367
Basic and diluted net loss per common share	$(0.58)	$(3.32)	$(1.05)	$(7.60)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	June 30,
	2025	2024
Stock options	159,261	42,329
Restricted stock units	92,352	3,728
Warrants for common stock	4,717,538	1,245,650
Series A Convertible Preferred Stock	8	8
Total	4,969,159	1,291,715

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

As of June 30, 2025, the Company recognized an operating right-of-use asset related to the Corporate Office Lease in the amount of $22,000, which is included in Operating lease right-of-use asset in the condensed consolidated balance sheets, and an operating lease liability in the amount of $24,000, all of which is classified in Current portion of operating lease liability in the condensed consolidated balance sheets. As of June 30, 2025, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $24,000, which includes an immaterial amount of imputed interest calculated using a discount rate of 10.75%, will be paid in 2025 over the remaining lease term of approximately 0.2 years.

The Company recognized operating lease expense associated with its Corporate Office Lease of approximately $32,000 in both the three months ended June 30, 2025 and 2024 and $65,000 in both the six months ended June 30, 2025 and 2024.

Insurance Financing Arrangements

In June of 2025, the Company entered an agreement to finance insurance policies that renewed in May of 2025. The financing arrangement entered in June of 2025 has a stated annual interest rate of 7.82% and is payable over a 9-month period with the first payment payable on June 30, 2025. The insurance financing arrangement is secured by the associated insurance policy. As of June 30, 2025 and December 31, 2024, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was approximately $0.3 million and $0.1 million, respectively.

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

The total restructuring expenses related to the 2023 RIF of approximately $0.2 million were all recognized in 2023 and with the final cash payments occurring in the three and six months ended June 30, 2024, the 2023 RIF is now considered complete. The following table summarizes the change in the Company's accrued restructuring liabilities under the 2023 RIF for the three and six months ended June 30, 2024, which consisted solely of employee compensation and benefits and is classified within accrued liabilities in the condensed consolidated balance sheets (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Balance as of the beginning of period	$35	$131
Net accrual adjustments	(3)	(3)
Cash paid	(32)	(128)
Balance as of the end of period	$—	$—

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2025, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the three and six months ended June 30, 2025 and 2024 is included in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PALI-2108 program expenses	$1,255	$2,074	$1,823	$3,720
Legacy program (expense reimbursements) expenses	—	35	(58)	99
Other research and development expenses	444	624	897	1,211
Other general and administrative expenses	1,144	1,478	2,491	2,854
Total operating expenses	$2,843	$4,211	$5,153	$7,884

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

For the three and six months ended June 30, 2025 and 2024, the other segment items that the Company used to aggregate with Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations include Interest expense and Other income, net.

The Company does not provide separate segment asset information to the CODM because the CODM does not review segment assets at a different asset level or category than those shown on the consolidated balance sheets. All of the Company’s assets are located in the U.S.

11. Subsequent Events

Warrant Inducement Transaction

On July 23, 2025, the Company entered into a warrant inducement agreement (the “July 2025 Warrant Inducement Agreement”) with an accredited and institutional holder (the “July 2025 Warrant Holder”) of certain of the Company’s existing common stock warrants ( the “July 2025 Existing Warrants”) to purchase up to an aggregate of 4,318,905 shares of the Company's common stock. Pursuant to the July 2025 Warrant Inducement Agreement, the exercise price of each July 2025 Existing Warrant exercised was reduced from $1.40 per share to $0.9047 per share. In consideration for the immediate exercise of the July 2025 Existing Warrants, the July 2025 Warrant Holder received new unregistered warrants (the “July 2025 Replacement Warrants”) to purchase shares of common stock in a private placement. Pursuant to the July 2025 Warrant Inducement Agreement, the July 2025 Warrant Holder received two July 2025 Replacement Warrants for each July 2025 Existing Warrant exercised. The July 2025 Replacement Warrants will be exercisable, beginning on the effective date of shareholder approval, into an aggregate of up to 8,637,810 shares of common stock, at an exercise price of $0.9047 per share, and a term of exercise equal to five years from the date of shareholder approval (the transaction in its entirety, the "July 2025 Warrant Inducement Transaction"). The July 2025 Replacement Warrants are subject to adjustment in the event of stock splits, dividends, subsequent rights offerings, pro rata distributions, and certain fundamental transactions, as more fully described in the July 2025 Replacement Warrants. The July 2025 Replacement Warrants contain standard anti-dilution provisions but do not contain any price protection provisions with respect to future securities offerings of the Company. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the July 2025 Replacement Warrants.

The July 2025 Warrant Inducement Transaction closed on July 25, 2025 with the Company receiving gross cash proceeds from the exercise of the July 2025 Existing Warrants of approximately $3.9 million prior to deducting solicitation agent fees and transaction expenses.

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
•
Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.
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

PALI-2108

Our lead product candidate, PALI-2108, is a prodrug inhibitor designed to help treat FSCD and UC by targeting the key PDE4 in colon tissues and preventing it from breaking down cyclic Adenosine Monophosphate (“cAMP”) molecules that regulate inflammation in the body. By inhibiting PDE4, intracellular cAMP molecule levels become elevated, which may lead to a reduction of inflammatory molecules and an increase of anti-inflammatory molecules within tissues of the colon. Additionally, we believe that PALI-2108 may help prevent the movement of inflammatory cells from the blood into colon tissues, thereby lowering the activity of certain proteins that contribute to fibrosis (a type of tissue scarring).

With a glucuronic-derived sugar moiety, PALI-2108 remains minimally absorbed until activated by the colonic bacterium enzyme β-glucuronidase. We believe that localized bioactivation may help focus the effects of PALI-2108 where it would be most beneficial to a patient suffering from IBD.

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 is a single-center, randomized, double-blinded, placebo-controlled clinical study focused on safety, tolerability, and pharmacokinetics (“PK”) in both healthy volunteers and UC patients. The clinical study includes an open-label UC patient cohort with multiple dosing arms in which we will evaluate the pharmacodynamics ("PD") of PALI-2108 in healthy volunteers.

On October 9, 2024, Health Canada issued a No Objection Letter for our Phase 1 human clinical study of PALI-2108 for the treatment of UC. We officially began studying on November 7, 2024. To date, we have completed the dosing of 89 subjects across all planned cohorts of the study. Each of the five Single Ascending Dose (“SAD”) cohorts and the four Multiple Ascending Dose (“MAD”) cohorts consisted of eight subjects, with six subjects receiving the drug and two subjects receiving a placebo. The food effects (“FE”) study included two cohorts each of six subjects, of which one cohort was in a fasted state and the other cohort in a fed state. Finally, we have completed the dosing of all five UC patients in the UC cohort of the study.

On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. Based on these results, we plan to initiate an additional safety, tolerability, and PK/PD exploratory Phase 1b cohort in FSCD while we complete longer-term chronic safety and toxicology studies. This will be followed by the initiation of Phase 2 clinical programs to assess PALI-2108’s efficacy, safety, and tolerability in patients with FSCD as well as those with moderate to severe UC. The planned Phase 1b cohort is expected to evaluate multiple dosing strategies to define optimal therapeutic exposure and patient response, and the planned Phase 2 studies are expected to evaluate clinically meaningful endpoints for patients with FSCD and UC.

Planned Clinical Trial in the United States

In addition to conducting clinical studies in Canada, we anticipate submitting an Investigational New Drug Application (“IND”) with the United States Food and Drug Administration ("FDA"). If our IND is approved, we anticipate commencing clinical trials of PALI-2108 in the U.S. during the first half of 2026.

Warrant Inducement Transaction

On July 23, 2025, we entered into a warrant inducement agreement to exercise certain of our existing common stock warrants to purchase up to an aggregate of 4,318,905 share of our common stock. The transaction closed on July 25, 2025 for gross cash proceeds of approximately $3.9 million prior to deducting solicitation agent fees and transaction expenses. We intend to use the net proceeds from the warrant inducement transaction for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of FSCD and UC.

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
•
regulatory expenses.

Through the majority of 2024, the nature of our research and development expenses incurred related primarily to the preclinical activities associated with our joint development of PALI-2108 with our collaboration partner, Giiant Pharma Inc. ("Giiant"). With the approval to commence the Phase 1 clinical trial of PALI-2108, which we received from Health Canada on October 9, 2024, pursuant to terms of the research and collaboration agreement that we have with Giiant ("Giiant License Agreement"), we have assumed all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108. Therefore, we expect our clinical research and development costs directly attributable to the clinical trials of PALI-2108 to be higher in 2025 as compared to the prior year periods, offset by a decrease in joint development costs associated with the Giiant License Agreement.

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

Going Concern

Our management has evaluated all conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued, including: (i) our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months; (ii) we will require additional financing prior to or in the first quarter of 2026 to continue at our expected level of operations; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of our development activities, or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern as of the filing date of this Quarterly Report on Form 10-Q and for one year from the issuance of the condensed consolidated financial statements.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$1,675	$2,628	$(953)	(36)%
General and administrative	1,168	1,583	(415)	(26)%
Total operating expenses	2,843	4,211	(1,368)	(32)%
Loss from operations	(2,843)	(4,211)	1,368	(32)%
Other (expense) income:
Interest expense	(2)	(2)	—	—
Other income, net	61	133	(72)	(54)%
Total other income, net	59	131	(72)	(55)%
Net loss	$(2,784)	$(4,080)	$1,296	(32)%

Research and Development Expenses

The approximately $1.0 million, or 36%, decrease in research and development expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily attributable to an approximately $1.9 million decrease in expenses that were directly related to the preclinical joint development of PALI-2108 and a $0.2 million decrease in employee-related expenses, partially offset by an approximately $1.1 million net increase in clinical trial expenses associated with Phase 1 clinical trial of PALI-2108 and additional chemistry, manufacturing and controls ("CMC") expenses.

With the approval to commence the Phase 1 clinical trial of PALI-2108, which we received from Health Canada on October 9, 2024, pursuant to terms of the Giiant License Agreement, we have assumed all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108. Accordingly, preclinical joint development expenses were approximately $1.9 million for the three months ended June 30, 2024 compared to virtually none for the three months ended June 30, 2025.

We commenced our Phase 1 clinical trial of PALI-2108 in November of 2024 and reported top-line results of the study on May 27, 2025 and August 7, 2025. Accordingly, we recognized clinical trial-related expenses of approximately $0.8 million during the three months ended June 30, 2025, compared to clinical trial-related expenses of approximately $0.1 million during the three months ended June 30, 2024. Additionally, we recognized CMC expenses of approximately $0.4 million during the three months ended June 30, 2025.

Finally, research and development employee-related expenses decreased approximately $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 primarily due to a non-cash share-based compensation expense associated with the accelerated vesting of all outstanding employee time-based restricted stock units ("RSUs") recognized in the three months ended June 30, 2024 that did not repeat in the three months ended June 30, 2025 and, to a lesser degree, lower employee headcount.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million, or 26%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily as result of non-cash share-based compensation expense of approximately $0.2 million associated with the accelerated vesting of all outstanding employee time-based RSUs recognized in the three months ended June 30, 2024 that did not repeat in the three months ended June 30, 2025, and a decrease in consultants and contract labor of approximately $0.2 million.

Other (expense) income

Other income, net, for the three months ended June 30, 2025 and 2024 consists of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The year-over-year decrease is due to a reduction in the cash balance invested during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$2,625	$4,842	$(2,217)	(46)%
General and administrative	2,528	3,042	(514)	(17)%
Total operating expenses	5,153	7,884	(2,731)	(35)%
Loss from operations	(5,153)	(7,884)	2,731	(35)%
Other (expense) income:
Interest expense	(3)	(3)	—	—
Other income, net	142	280	(138)	(49)%
Total other income, net	139	277	(138)	(50)%
Net loss	$(5,014)	$(7,607)	$2,593	(34)%

Research and Development Expenses

The approximately $2.2 million, or 46%, decrease in research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily attributable to an approximately $4.1 million decrease in expenses that were directly related to the preclinical joint development of PALI-2108 and a $0.2 million decrease in employee-related expenses, partially offset by an approximately $2.2 million net increase in clinical trial expenses associated with Phase 1 clinical trial of PALI-2108 and additional CMC expenses.

Preclinical joint development expenses were approximately $3.5 million for the six months ended June 30, 2024 compared to less than $0.1 million for the six months ended June 30, 2025. In addition, during the six months ended June 30, 2025 we recognized a reduction in joint development costs of $0.7 million that was related to funds received by us from Giiant pursuant to the joint development plan, resulting in a total net decrease in preclinical joint development expenses of approximately $4.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

We recognized clinical trial-related expenses of approximately $1.9 million during the six months ended June 30, 2025, compared to clinical trial-related expenses of $0.1 million during the six months ended June 30, 2024. Additionally, we recognized CMC expenses of approximately $0.4 million during the six months ended June 30, 2025.

Finally, research and development employee-related expenses decreased approximately $0.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to a non-cash share-based compensation expense associated with the accelerated vesting of all outstanding employee time-based RSUs recognized in the six months ended June 30, 2024 that did not repeat in the six months ended June 30, 2025 as well as lower salaries and benefits and bonus accrual expense primarily due to lower research and development employee headcount.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.5 million, or 17%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily as result of (i) non-cash share-based compensation expense of approximately $0.2 million associated with the accelerated vesting of all outstanding employee time-based RSUs recognized in the in the six months ended June 30, 2024 that did not repeat in the six months ended June 30, 2025, (ii) a $0.2 million decrease in consultants and contract labor, and (iii) a $0.1 million decrease shareholder services expense due to a special shareholder meeting held in the first half of 2024, of which there was none in the first half of 2025.

Other (expense) income

Other income, net, for the six months ended June 30, 2025 and 2024 consists of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The year-over-year decrease is due to a reduction in the cash balance invested during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

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

Sources of Liquidity

We expect to incur substantial operating losses for the foreseeable future. We will need to raise additional capital through a combination of equity offerings, debt financings, exercise of our common stock warrants, collaborations and licensing of our intellectual property, and other similar arrangements. Our ability to raise additional capital may be adversely impacted by: (i) general political or economic conditions, (ii) an economic slowdown or recession, (iii) inflation, (iv) tariffs, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, (v) rising interest rates, (vi) ongoing supply chain disruptions, (vii) the ongoing global conflicts, including those in the Ukraine and the Middle East, and (viii) limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry. In the event that we are unable to access additional capital, we may need to curtail or greatly reduce our operations, which could have a materially adverse impact on our business, financial condition, and results of operations.

Warrant Inducement Transaction

On July 23, 2025, we entered into a warrant inducement agreement (the “July 2025 Warrant Inducement Agreement”) with an accredited and institutional holder (the “July 2025 Warrant Holder”) of certain of the our existing common stock warrants ( the “July 2025 Existing Warrants”) to purchase up to an aggregate of 4,318,905 shares of our common stock. Pursuant to the July 2025 Warrant Inducement Agreement, the exercise price of each July 2025 Existing Warrant exercised was reduced from $1.40 per share to $0.9047 per share. In consideration for the immediate exercise of the July 2025 Existing Warrants, the July 2025 Warrant Holder received new warrants (the “July 2025 Replacement Warrants”) to purchase shares of common stock in a private placement. Pursuant to the July 2025 Warrant Inducement Agreement, the July 2025 Warrant Holder received two July 2025 Replacement Warrants for each July 2025 Existing Warrant exercised. The July 2025 Replacement Warrants will be exercisable, beginning on the effective date of shareholder approval, into an aggregate of up to 8,637,810 shares of our common stock, at an exercise price of $0.9047 per share, and a term of exercise equal to five years from the date of shareholder approval.

The transaction closed on July 25, 2025 with the Company receiving gross cash proceeds from the exercise of the July 2025 Existing Warrants of approximately $3.9 million prior to deducting solicitation agent fees and transaction expenses.

Cash Flows

As of June 30, 2025, we had $5.4 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,150)	$(6,679)
Net cash (used in) provided by financing activities	(254)	5,600

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $4.2 million for the six months ended June 30, 2025, which reflects an approximately $5.0 million net loss adjusted for (i) approximately $0.6 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.1 million non-cash expense recognized for stock-based compensation and related charges, and an approximately $0.1 million non-cash expense related to the write-off of certain deferred equity issuance costs associated with our shelf registration statement that expired in April of 2025. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash inflow of approximately $1.2 million from an increase in accounts payable and accrued liabilities as of June 30, 2025 compared to December 31, 2024, partially offset by net cash outflow of approximately $0.5 million driven by the payment of annual employee cash bonuses in six months ended June 30, 2025 and a $0.1 million cash outflow related to payments of our operating lease. The increase in accounts payable and accrued liabilities was primarily due to higher clinical trial-related expenses as a result of increased clinical trial activity, partially offset by lower accrued joint development expenses associated with the Giiant License Agreement.

Cash used in operating activities was approximately $6.7 million for the six months ended June 30, 2024, which reflects an approximately $7.6 million net loss adjusted for (i) approximately $0.3 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.5 million non-cash expense recognized for stock-based compensation and related charges, and an approximately $0.1 million non-cash expense associated with the issuance of our common stock as payment for vendor services provided. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.5 million driven by the payment of annual employee cash bonuses in the first quarter of 2024 and a $0.1 million cash outflow related to payments of the our operating lease that was more than offset by a cash inflow of approximately $0.9 million from: (i) a decrease in prepaids and other current assets and other noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of our prepaid insurance policies, and (ii) an increase in accounts payable and accrued liabilities, which was primarily due to an increase in accrued joint development expenses associated with the Giiant License Agreement that were partially offset by a decrease in accrued severance payments, lower accrued Board of Director ("Board") and Board committee fees, and lower accounts payable due to the timing of payments.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, cash used in financing activities of approximately $0.3 million was attributable to the payment of equity issuance costs of approximately $0.2 million, primarily related to our underwritten equity offering completed in December of 2024, and payments made on our insurance financing arrangement of approximately $0.1 million.

For the six months ended June 30, 2024, cash provided by financing activities of approximately $5.6 million was attributable to net cash proceeds of approximately $2.2 million from the exercise of common stock warrants in conjunction with warrant inducement agreements entered into between us and certain investors in February of 2024 and net cash proceeds of approximately $3.6 million from our equity financing completed in May of 2024, partially offset by payments made on the our insurance financing arrangement of approximately $0.2 million.

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

Commencing on June 1, 2022, we are subject to contractual monthly lease payments of $10,850, plus certain utilities, for the first 12 months with 3 percent escalations at the first, second and third lease commencement anniversaries. As of June 30, 2025, the total remaining future minimum lease payments associated with the Corporate Office Lease of approximately $24,000, which includes an immaterial amount of imputed interest, will be paid in 2025 over the remaining lease term of approximately 0.2 years.

Insurance Financing Arrangement

In June of 2025, we entered into an agreement to finance insurance policies that renewed in May of 2025. The insurance financing arrangement is secured by the associated insurance policy. As of June 30, 2025, the aggregate remaining balance under the insurance financing arrangement of approximately $0.3 million is payable over a 9-month period with the first payment payable on June 30, 2025.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $5.4 million as of June 30, 2025 and the gross cash proceeds of $3.9 million received from the July 2025 Warrant Inducement Transaction, we believe we have sufficient cash to fund our currently planned operations into the first quarter of 2026 and beyond that we will need to raise additional capital to continue at our expected level of operations. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than anticipated. If we fail to obtain the capital needed, we will be forced to delay, scale back, or eliminate some or all of our development activities, or potentially cease our operations.

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

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of June 30, 2025. The material weakness continues to be present as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2024, Health Canada approved our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. On November 7, 2024, we commenced the Phase 1 clinical trial of PALI-2108. On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. Our success depends on the development and clinical success of PALI-2108, which is subject to a number of risks, including:

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

We are conducting a Phase 1 clinical trial for ulcerative colitis in Canada. However, we have not received approval from the FDA to commence any clinical trials in the U.S., and there is no guarantee that we will be able to obtain such approval in a timely manner, if at all. If our Phase 1 clinical trial is successful and we seek to initiate a Phase 2 clinical trial in the U.S, there is no certainty that the FDA will accept the data generated from our Canadian trial. The FDA’s acceptance of foreign clinical data is subject to certain conditions, including whether the trial was conducted in accordance with good clinical practices (“GCP”) and whether the FDA can validate the trial data through on-site inspections or other means. Moreover, the FDA will assess whether the trial design, patient population, endpoints, and other factors meet the standards expected for clinical trials conducted within the U.S.

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

PALI-2108 will require significant development, clinical testing, possibly additional preclinical studies, and the investment of significant funds to gain regulatory approval before it can be commercialized. Although we commenced a Phase 1 clinical trial in Canada, there can be no assurances that gaining regulatory approval in Canada will result in regulatory approval from any other regulatory agency, including the FDA of the U.S. The results of our human clinical testing of PALI-2108 may not meet applicable regulatory requirements. If approved in a jurisdiction, PALI-2108 may also require the completion of post-market studies. The process of completing clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective throughout our clinical trials or receive applicable regulatory approvals.

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

As is common in the biotechnology and pharmaceutical industries, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that our employees or consultants have inadvertently or otherwise wrongfully used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, the related litigation could be protracted, expensive, a distraction to our management team, and not viewed favorably by investors and other third parties.

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

Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). There are a number of continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). In October of 2023, we were notified that we were no longer in compliance with the Bid Price Rule and had 180 days to cure such deficiency. On April 5, 2024, we effected a 1-for-15 reverse stock split and we were notified by the Nasdaq Stock Market that as of April 19, 2024, we were back in compliance with the Bid Price Rule. On April 30, 2025, we received notice (the “Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on Nasdaq under the symbol “PALI.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the Notice, or until October 27, 2025, to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”) by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days unless Nasdaq exercises its discretion to extend this ten-day. On August 5, 2025, the bid price of our common stock closed above $1.00 for 10 consecutive days, however, we were notified on August 6, 2025 that Nasdaq was exercising its discretion to continue monitoring our stock price beyond this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we are not able to regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of its common stock on Nasdaq (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, our common stock will be subject to delisting. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement.

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

We are entitled under our Certificate of Incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of June 30, 2025, we had outstanding, common stock or securities convertible into common stock, totaling 9,769,406 shares. As a result, we are authorized to issue up to an additional 270,230,594 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: August 11, 2025	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)