Form 10-Q
period 2025-09-30
PALISADE BIO, INC.
filed 2025-11-10
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 149,003,210 shares of common stock, $0.01 par value, outstanding.

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 1902 Wright Place, Suite 200, Carlsbad, California, 92008.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$5,227	$9,821
Prepaid expenses and other current assets	1,601	673
Total current assets	6,828	10,494
Restricted cash	26	26
Property and equipment, net	—	3
Operating lease right-of-use asset	—	84
Other noncurrent assets	119	273
Total assets	$6,973	$10,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,426	$1,105
Accrued liabilities	1,220	1,240
Accrued compensation and benefits	621	722
Current portion of operating lease liability	—	90
Insurance financing debt	211	79
Total current liabilities	3,478	3,236
Warrant liability	—	2
Other noncurrent liabilities	283	150
Total liabilities	3,761	3,388
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 280,000,000 shares authorized; 9,119,152 and 2,768,646 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	91	27
Additional paid-in capital	146,945	143,407
Accumulated deficit	(143,826)	(135,944)
Total stockholders' equity	3,212	7,492
Total liabilities and stockholders' equity	$6,973	$10,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,394	$2,137	$4,019	$6,979
General and administrative	1,528	1,456	4,056	4,498
Total operating expenses	2,922	3,593	8,075	11,477
Loss from operations	(2,922)	(3,593)	(8,075)	(11,477)
Other (expense) income:
Interest expense	(5)	(6)	(8)	(9)
Other income, net	59	112	201	392
Total other income, net	54	106	193	383
Net loss	$(2,868)	$(3,487)	$(7,882)	$(11,094)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	7,473,898	1,500,409	5,702,050	1,168,277
Basic and diluted net loss per common share	$(0.38)	$(2.32)	$(1.38)	$(9.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620
Net loss	—	—	—	—	—	(2,868)	(2,868)
Stock-based compensation expense and related charges	—	—	—	—	47	—	47
Issuance of common stock in connection with July 2025 Warrant Inducement, net of issuance costs of $9,330 (Note 5)	—	—	4,318,905	43	3,370	—	3,413
Balance, September 30, 2025	200,000	$2	9,119,152	$91	$146,945	$(143,826)	$3,212

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	200,000	$2	966,345	$9	$139,051	$(129,113)	$9,949
Net loss	—	—	—	—	—	(3,487)	(3,487)
Stock-based compensation expense and related charges	—	—	—	—	95	—	95
Issuance of common stock to vendors	—	—	14,029	—	51	—	51
Issuance of common stock in connection with exercise of warrants	—	—	218,142	2	(2)	—	—
Balance, September 30, 2024	200,000	$2	1,198,516	$11	$139,195	$(132,600)	$6,608

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(7,882)	(7,882)
Stock-based compensation expense and related charges	—	—	—	—	185	—	185
Issuance of common stock in connection with exercise of warrants	—	—	2,027,000	21	(20)	—	1
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with July 2025 Warrant Inducement, net of issuance costs of $9,330 (Note 5)	—	—	4,318,905	43	3,370	—	3,413
Balance, September 30, 2025	200,000	$2	9,119,152	$91	$146,945	$(143,826)	$3,212

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount*
Balance, December 31, 2023	200,000	$2	618,056	$6	$132,811	$(121,506)	$11,313
Net loss	—	—	—	—	—	(11,094)	(11,094)
Stock-based compensation expense and related charges	—	—	—	—	575	—	575
Issuance of common stock to vendors	—	—	29,632	—	124	—	124
Issuance of common stock for vesting of restricted stock units, net of employee withholding tax liability	—	—	17,270	—	(25)	—	(25)
Issuance of common stock in connection with exercise of warrants	—	—	218,142	2	(2)	—	—
Issuance of common stock in connection under Employee Stock Purchase Plan	—	—	2,256	—	11	—	11
Issuance of common stock in connection with February 2024 Warrant Inducement, net of issuance costs of $2,412 (Note 5)	—	—	228,162	2	2,158	—	2,160
Issuance of common stock and warrants in May 2024 Offering, net of issuance costs of $705	—	—	85,100	1	3,543	—	3,544
Reverse stock split fractional share settlement	—	—	(102)	—	—	—	—
Balance, September 30, 2024	200,000	$2	1,198,516	$11	$139,195	$(132,600)	$6,608

(*) Adjusted to reflect the 1-for-15 reverse stock split effected on April 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Net loss	$(7,882)	$(11,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	3
Non-cash operating lease expense	84	85
Recurring fair value measurements of liabilities	323	(159)
Issuance of common stock to vendors	—	124
Write-off of deferred equity issuance costs	75	—
Loss on disposal of property and equipment	—	4
Stock-based compensation and related charges	228	575
Other	(61)	—
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	(537)	542
Accounts payable and accrued liabilities	255	526
Accrued compensation and benefits	(101)	(329)
Operating lease liabilities	(90)	(89)
Net cash used in operating activities	(7,703)	(9,812)
Cash flows from financing activities:
Payments on insurance financing debt	(180)	(270)
Proceeds from issuance of common stock and warrants	—	4,000
Proceeds from the exercise of warrants	3,909	2,503
Payment of warrant inducement issuance costs	(445)	(343)
Payment of equity issuance costs	(178)	(456)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3	11
Shares withheld for payment of employee withholding tax liability	—	(25)
Net cash provided by financing activities	3,109	5,420
Net decrease in cash, cash equivalents and restricted cash	(4,594)	(4,392)
Cash, cash equivalents and restricted cash, beginning of year	9,847	12,458
Cash, cash equivalents and restricted cash, end of period	$5,253	$8,066
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$5,227	$8,040
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$5,253	$8,066
Supplemental disclosures of cash flow information:
Interest paid	$5	$8
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement issuance costs included in accounts payable and accrued liabilities	$50	$—
Fair value of warrants issued to solicitation agent in warrant inducements (Note 5)	233	94
Fair value of warrants issued to placement agent	—	249
Deferred equity issuance costs recognized as a reduction in additional paid-in capital from financing activities	—	37
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	312	347
Incremental fair value of modified warrants (Note 5)	8,602	1,975

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

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on developing and advancing novel therapeutics for patients living with autoimmune, inflammatory, and fibrotic diseases. The Company's lead product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease, including ulcerative colitis and fibrostenotic Crohn's disease ("FSCD").

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception. The Company expects to continue to incur net losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurances that such profitability will ever be achieved. To fund its operations, the Company has historically relied on primarily equity financings.

On October 2, 2025, the Company closed on an equity offering for gross proceeds to the Company of $138 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses (see Note 11, Subsequent Events), which as of the date that these condensed consolidated financial statements are issued has significantly increased the Company's available working capital and its ability to fund its operations into the foreseeable future. Although the Company still anticipates incurring net operating losses and negative cash flows from operations into the foreseeable future, considered in the aggregate, management has concluded that because of the gross proceeds raised from the recent equity offering in the amount of $138 million there is no longer a substantial doubt about the Company's ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Leading Biosciences, Inc. (“LBS”) and Suzhou Neuralstem Biopharmaceutical Co., Ltd. All the

entities are consolidated in the Company's condensed consolidated financial statements and all intercompany activity and transactions, if any, have been eliminated.

Reverse Stock Splits

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

On October 17, 2025, the stockholders of the Company approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect another reverse stock split. The proposal authorizes but does not require the Company’s Board of Directors (the “Board”) to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-5 and not greater than 1-for-50, with the exact ratio to be set within that range at the discretion of the Board, without further approval or authorization of the Company’s stockholders, and to be effected on or before December 31, 2025. The Company’s Board has not yet effected this reverse stock split authorized by the stockholders of the Company.

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 24, 2025.

Comprehensive Loss

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and nine months ended September 30, 2025 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

3. Balance Sheet Details

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$445	$384
Other receivables	18	24
Prepaid research and development	354	—
Prepaid subscriptions and fees	137	116
Prepaid software licenses	20	57
Deposits	—	12
Deferred equity issuance costs	622	75
Prepaid other	5	5
	$1,601	$673

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the nine months ended September 30, 2024, the Company netted previously deferred equity issuance costs of approximately $37,000 against the additional paid-in capital recognized in conjunction with the warrant inducement transaction that closed on February 1, 2024 (see Note 5, Stockholders' Equity). There were no previously deferred equity issuance costs netted against additional paid-in capital during the nine months ended September 30, 2025. In the nine months ended September 30, 2025, the Company expensed approximately $75,000 of previously deferred equity issuance costs associated with its shelf registration statement that expired in April of 2025 in general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2025, the entire balance of deferred equity issuance costs consists of legal, accounting and other direct and incremental costs directly attributable to the underwritten offering of the Company's equity securities that closed on October 2, 2025 (see Note 11, Subsequent Events).

Accrued liabilities consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued accounts payable	$126	$109
Accrued clinical trial expenses	489	—
Accrued chemistry, manufacturing and controls ("CMC") expenses	58	606
Accrued director stipends	59	59
Accrued joint development expenses (Note 7)	51	223
Current portion of contingent consideration obligation (Note 4)	235	—
Accrued other	202	243
	$1,220	$1,240

4. Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, other current receivables, accounts payable, accrued liabilities, insurance financing debt, and contingent consideration obligation. The carrying amounts of financial instruments such as restricted cash, other current receivables, accounts payable, and accrued liabilities approximate their relative fair values due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt approximates its fair value as of both September 30, 2025 and December 31, 2024 due to the market rate of interest, which is based on a level 2 input. The Company’s contingent consideration obligation is carried at fair value based on level 3 inputs. None of the Company’s non-financial assets or liabilities are recorded at fair value on a nonrecurring basis.

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity of three months or less, and measured the fair value based on quoted prices in active markets for identical assets. The fair value of the Company's cash and cash equivalents invested in money market funds was $5.1 million and $9.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

Contingent Consideration Obligation

On September 1, 2023, the Company and Giiant Pharma, Inc. ("Giiant") entered into a research collaboration and license agreement, as amended (“Giiant License Agreement”)(See Note 7, Collaborations and License Agreements). Pursuant to the Giiant License Agreement, the Company incurred a contingent consideration obligation related to future milestone payments. The Company has an obligation to make contingent consideration payments to Giiant, in either cash or shares of the Company’s common stock solely at the Company’s election, upon the achievement of development milestones (as set forth in the Giiant License Agreement). Because the contingent consideration associated with the milestone payments may be settled in shares of the Company's common stock solely at the election of the Company, the Company has determined it should be accounted for under Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), and accordingly has recognized it as a liability measured at its estimated fair value.

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of September 30, 2025 included a discount rate of 11.4% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is measured at its fair value on a recurring basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Contingent Consideration Obligation	2025	2024	2025	2024
Fair value at beginning of period	$141	$209	$150	$204
Change in fair value during the period	334	(164)	325	(159)
Fair value at end of period	$475	$45	$475	$45

As of September 30, 2025, approximately $235,000 of the contingent consideration obligation was recognized in accrued liabilities in the condensed consolidated balance sheet. On October 16, 2025, the first of the Giiant Milestones

Payments (see Note 7, Collaborations and License Agreements, for further details) was achieved with the dosing of the first patient in the Company's Phase 1b clinical trial of PALI-2108 in a FSCD cohort. Pursuant to the terms of the Giiant License Agreement, the Company will settle this Giiant Milestone Payment in cash in the amount of $235,000 within 30 days of the date the milestone was met. The remaining amount of the contingent consideration liability of approximately $240,000 was recognized as a noncurrent liability in Other noncurrent liabilities in the condensed consolidated balance sheet as of September 30, 2025. As of December 31, 2024, the entire amount of the contingent consideration obligation of approximately $150,000 was classified as a noncurrent liability in Other noncurrent liabilities in the condensed consolidated balance sheet as none of it was expected to be settled within one-year of the balance sheet date.

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of September 30, 2025, the Company was authorized to issue 280,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

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

Preferred Stock

As of September 30, 2025, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

Recent Equity Offerings

October 2025 Offering

On October 2, 2025, the Company completed an underwritten offering of common stock and pre-funded warrants to purchase common stock for gross proceeds of $138.0 million (refer to Note 11, Subsequent Events, for further details).

December 2024 Offering

On December 13, 2024, the Company completed an underwritten offering of common stock, pre-funded warrants to purchase common stock, and common warrants to purchase common stock (the "December 2024 Offering"). Gross cash proceeds from the December 2024 Offering were $5.0 million and net cash proceeds were approximately $4.1 million after deducting cash equity issuance costs of approximately $0.9 million.

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

Common Stock Warrants and Warrant Exercises

July 2025 Warrant Inducement

On July 23, 2025, the Company entered into a warrant inducement agreement (the “July 2025 Warrant Inducement Agreement”) with an accredited and institutional holder (the “July 2025 Warrant Holder”) of certain of the Company’s outstanding common stock warrants originally issued on May 10, 2022, which were transferred to the July 2025 Warrant Holder in January 2022 (the “January 2022 Warrants”), February 1, 2024 (the “February 2024 Warrants”), May 6, 2024 (the “May 2024 Warrants”), December 13, 2024 (the “December 2024 Warrants”), (collectively, the “July 2025 Existing Warrants”) to exercise the July 2025 Existing Warrants to purchase up to an aggregate of 4,318,905 shares of the Company's common stock. Pursuant to the July 2025 Warrant Inducement Agreement, the exercise price of each July 2025 Existing Warrant exercised was reduced from $1.40 per share to $0.9047 per share. In consideration for the immediate exercise of the July 2025 Existing Warrants, the July 2025 Warrant Holder received new unregistered warrants (the “July 2025 Replacement Warrants”) to purchase shares of common stock in a private placement. Pursuant to the July 2025 Warrant Inducement Agreement, the July 2025 Warrant Holder received two July 2025 Replacement Warrants for each July 2025 Existing Warrant exercised. The July 2025 Replacement Warrants are exercisable into an aggregate of up to 8,637,810 shares of common stock beginning on the effective date of stockholder approval of the issuance of common stock shares underlying the July 2025 Replacement Warrants (the “Warrant Stockholder Approval”), at an exercise price of $0.9047 per share, and a term of exercise equal to five years from the date of Warrant Stockholder Approval (the transaction in its entirety, the "July 2025 Warrant Inducement Transaction"). The shares of common stock issuable upon the exercise of the July 2025 Replacement Warrants have subsequently been registered by the Company.

Pursuant to the terms of the July 2025 Warrant Inducement Agreement, the Company was required to hold an annual or special meeting of stockholders no later than sixty days from July 23, 2025, for the purpose of obtaining Warrant Stockholder Approval, as required by the rules and regulations of the Nasdaq Stock Market. If the Company does not obtain Warrant Stockholder Approval at the first meeting, the Company shall call a meeting every sixty days thereafter to seek Warrant Stockholder Approval until the earlier of the date on which Warrant Stockholder Approval is obtained or the July 2025 Replacement Warrants are no longer outstanding. The Company convened a special meeting to obtain Warrant Stockholder Approval on September 18, 2025, which was then adjourned until September 26, 2025, and then adjourned until October 10, 2025. The Special Meeting was adjourned on September 18, 2025 and September 26, 2025 by the Company, without conducting any business because the Company did not have a sufficient number of shares of its common stock present in person or represented by proxy at the meeting to constitute a quorum. On October 9, 2025, the Company cancelled the special meeting and withdrew from consideration by the Company’s stockholders the proposals set forth in the definitive proxy statement filed with the Securities and Exchange Commission on August 18, 2025. The Company expects to convene the next special meeting of stockholders for the purpose of obtaining Warrant Stockholder Approval on December 3, 2025. Accordingly, the July 2025 Replacement Warrants are not yet exercisable.

The July 2025 Warrant Holder exercised an aggregate of 4,318,905 July 2025 Existing Warrants consisting of: (i) 3,000 January 2022 Warrants, (ii) 114,354 February 2024 Warrants, (iii) 922,863 May 2024 Warrants, and (iv) 3,278,688 December 2024 Warrants. As a result of the exercises of the July 2025 Existing Warrants, the Company issued an aggregate of 4,318,905 shares of its common stock and 8,637,810 July 2025 Replacement Warrants. The July 2025 Warrant Inducement closed on July 25, 2025 with the Company receiving net cash proceeds of approximately $3.4 million consisting of gross cash proceeds of $3.9 million, less cash equity issuance costs of approximately $0.5 million.

The July 2025 Warrant Inducement Transaction, which resulted in the lowering of the exercise price of the July 2025 Existing Warrants and the issuance of the July 2025 Replacement Warrants, is considered a modification of the July 2025 Existing Warrants under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815-40"). The modification is consistent with the Equity Issuance classification under that guidance as the reason for the modification was to induce the holders of the July 2025 Existing Warrants to cash exercise their July 2025 Existing Warrants, resulting in the imminent exercise of the July 2025 Existing Warrants, which raised equity capital and generated gross cash proceeds for the Company of approximately $3.9 million. As pursuant to the guidance of ASC 480 and ASC 815-40 the July 2025 Existing Warrants and were classified as equity instruments before and after the modification, and as the modification is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $8.6 million as an equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the equity issuance cost recognized for the warrant modification was determined using the Black-Scholes option pricing model as the incremental fair value of the modified July 2025 Existing Warrants and additional July 2025 Replacement Warrants issued as compared to the fair value of the original July 2025 Existing Warrants immediately prior to their modification.

The solicitation agent fees associated with the July 2025 Warrant Inducement consisted of: (i) a cash fee equal to 9% of the gross proceeds received by the Company, (ii) a common stock warrant to purchase such number of shares of common stock equal to 6% of the aggregate number of shares issued pursuant to the exercise of the July 2025 Existing Warrants, or a total of 259,134 common stock warrants, with an exercise price of $1.49 per share, and a term of five years from issuance (the "July 2025 Solicitation Agent Warrants"), and (iii) $75,000 of out-of-pocket expenses. The fair value of the July 2025 Solicitation Agent Warrants was recognized by the Company as an equity issuance cost, which reduced the additional paid-in capital recognized from the issuance of common stock in connection with the exercise of the July 2025 Existing Warrants.

Total equity issuance costs recognized in the July 2025 Warrant Inducement of $9.3 million include cash equity issuance costs of $0.5 million, non-cash warrant modification costs of approximately $8.6 million, and non-cash issuance costs associated with the July 2025 Solicitation Agent Warrants of $0.2 million.

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

The February 2024 Replacement Warrants were exercisable immediately, have an original exercise price per share of $10.97, and expire five years from the date of issuance, which was February 1, 2024.

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

The February 2024 Warrant Inducement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the Replacement Warrants, is considered a modification of the Existing Warrants under the guidance of ASC 815-40. The modification is consistent with the Equity Issuance classification under that guidance as the reason for the modification was to induce the holders of the February 2024 Existing Warrants to cash exercise their February 2024 Existing Warrants, resulting in the imminent exercise of the February 2024 Existing Warrants, which raised equity capital and generated gross cash proceeds for the Company of approximately $2.5 million. As pursuant to the guidance of ASC 480 and ASC 815-40 the February 2024 Existing Warrants and February 2024 Replacement Warrants were classified as equity instruments before and after the modification, and as the modification is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $2.0 million as an equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the equity issuance cost recognized for the warrant modification was determined using the Black-Scholes option pricing model as the incremental fair value of the modified February 2024 Existing Warrants and additional February 2024 Replacement Warrants issued as compared to the fair value of the original February 2024 Existing Warrants immediately prior to their modification.

The solicitation agent fees associated with the February 2024 Warrant Inducement consisted of: (i) a cash fee equal to 7.75% of the gross proceeds received by the Company, (ii) a common stock warrant to purchase such number of shares of common stock equal to 6% of the aggregate number shares issued pursuant to the exercise of the February 2024 Existing Warrants, or a total of 13,690 common stock warrants, with an exercise price of $10.97 per share, and a term of five years from issuance (the "February 2024 Solicitation Agent Warrants"), and (iii) $35,000 of out-of-pocket expenses. The fair value of the February 2024 Solicitation Agent Warrants was recognized by the Company as an equity issuance cost, which reduced the additional paid-in capital recognized from the issuance of common stock in connection with the exercise of the February 2024 Existing Warrants.

Total equity issuance costs recognized in the February 2024 Warrant Inducement of $2.4 million include cash equity issuance costs of $0.3 million, non-cash warrant modification costs of approximately $2.0 million, and non-cash issuance costs associated with the February 2024 Solicitation Agent Warrants of $0.1 million.

Common Stock Warrants Outstanding and Warrant Activity

The Company accounts for the majority of its warrants as equity-classified in accordance with ASC 480 and ASC 815-40. The Company’s outstanding common stock warrants that are classified as equity warrants are included as a component of stockholders' equity based on their relative fair value on their date of issuance. Common stock warrants accounted for as liabilities in accordance with the authoritative accounting guidance are included in noncurrent liabilities.

The following table summarizes the Company's outstanding and exercisable common stock warrants as of September 30, 2025:

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
July 2025 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	8,637,810	$0.9047	5.00	(1)
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	113,804	10.97	3.34
Series 2 Common Stock Warrants	Equity-classified	6,748	0.90	1.86
Bridge and January 2022 Common Stock Warrants	Liability-classified	2,612	2,804.69	0.87
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	533,827	6.38	4.35
All Other Common Stock Warrants	Equity-classified	776	11,614.97	1.70
Total Warrants Outstanding, September 30, 2025		9,295,577	3.09	4.94	(1)

(1) The July 2025 Replacement Warrants have a term of exercise equal to five-years from the date of Warrant Stockholder Approval. The Company expects to convene the next special meeting of stockholders for the purpose of obtaining Warrant Stockholder Approval on December 3, 2025. Accordingly, the July 2025 Replacement Warrants are not yet exercisable, and the full five-year term has been included in the weighted-average remaining contractual life.

Of the outstanding common stock warrants, only the Series 2 Common Stock Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes warrant activity during the nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2024	6,745,213	$4.53	5.16	(1)
Granted	8,896,944	0.92
Exercised	(6,345,905)	0.95
Forfeited, expired or cancelled	(675)	5,863.33
Warrants outstanding, September 30, 2025	9,295,577	3.09	4.94	(2)

(1) The pre-funded common stock warrants that were outstanding as of December 31, 2024 have a perpetual term and were therefore excluded from the calculation of the weighted-average remaining contractual life.

(2) The July 2025 Replacement Warrants outstanding as of September 30, 2025 have a term of exercise equal to five-years from the date of Warrant Stockholder Approval. The Company expects to convene the next special meeting of stockholders for the purpose of obtaining Warrant Stockholder Approval on December 3, 2025. Accordingly, the July 2025 Replacement Warrants are not yet exercisable and the full five-year term has been included in the weighted-average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the nine months ended September 30, 2025, the Company granted 116,600 stock options at a weighted-average grant date fair value of $1.00 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. During the nine months ended September 30, 2024, the Company granted 12,300 stock options at a weighted-average grant date fair value of $3.80 per option. The Company granted no RSUs during the nine months ended September 30, 2024.

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

Compensation expense associated with the ESPP was approximately $5,000 and $26,000 in the three and nine months ended September 30, 2025, respectively, and approximately $3,000 and $12,000 in the three and nine months ended September 30, 2024, respectively

Share-Based Compensation Expense

The allocation of stock-based compensation for the Company's equity-based awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development expense	$45	$30	$93	$239
General and administrative expense	40	62	109	324
Total	$85	$92	$202	$563

To reduce the ongoing administrative burden and expense associated with the quarterly vesting of the Company's time-based RSUs, in the second quarter of 2024, the Company's compensation committee of the Board approved the immediate accelerated vesting of all unvested time-based RSUs issued to employees that were outstanding as of that date. The accelerated vesting was accounted for as a Type III modification under ASC 718 and accordingly, the Company recognized share-based compensation expense associated with the time-based RSUs subject to immediate vesting of approximately $129,000 in general and administrative expenses and approximately $125,000 in research and development expenses for the nine months ended September 30, 2024.

As of September 30, 2025, the unrecognized compensation cost related to outstanding stock options was approximately $0.2 million, which is expected to be recognized over a weighted-average period of approximately 1.63 years, and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 2.37 years.

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

Expense payments made by the Company to Giiant pursuant to the terms of the Giiant License Agreement for qualifying development costs under the joint development plan are expensed only as the associated research and development costs are incurred or other aspects of the drug development or related activities are achieved. For the three and nine months ended September 30, 2025, the Company recognized an insignificant amount of expenses related to the joint development plan. For the three and nine months ended September 30, 2024, the Company recognized expenses of approximately $0.9 million and $4.3 million, respectively, related to the joint development plan. In instances where the expense determined to be recognized exceeds the payments made to the Giiant, the Company recognizes an accrual of joint development expenses. As of September 30, 2025 and December 31, 2024, the Company accrued joint development expenses of approximately $0.1 million and $0.2 million, respectively, in Accrued liabilities in the condensed consolidated balance sheets.

The Company records expense payments from Giiant, if any, as a reduction to research and development expense once the expense payments are realized or realizable, which is when the Company receives the cash or has an undisputed claim to the cash that is probable of collection, pursuant to the terms of the Giiant License Agreement and the principles of ASC 450, Gain Contingencies. There were no expense payments from Giiant recognized for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Company recognized a reduction in net research and development expenses of approximately $0.2 million and $0.9 million, respectively, which consisted primarily of funds received by the Company from Giiant pursuant to the joint development plan. Both the expenses recognized and any reduction in expenses recognized are included in research and development expenses in the condensed consolidated statements of operations.

Pursuant to the Giiant License Agreement, as amended, the Company will (i) make certain payments between the low six-digit range and low seven-digit range upon the achievement of the development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of a mid-single-digit percentage of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties (“Payment Cap”). The Company has determined that the contingent consideration associated with the royalty payments should be recognized as a liability when they are probable and estimable, in accordance with ASC 450, Contingencies. As of September 30, 2025, the Company determined that the first of the development milestones pursuant to the Giiant License Agreement, as amended, was probable of achievement and accrued the full amount of the first Giiant Milestone Payment, or $235,000, in Accrued liabilities in the condensed consolidated balance sheet. The milestone was later achieved on October 16, 2025 with the dosing of the first patient in the Company's Phase 1b clinical trial of PALI-2108 in a FSCD cohort. The Company will settle this Giiant Milestone Payment in cash in the amount of $235,000 within 30 days of the date the milestone was met. There have been no other Giiant Milestone Payments made pursuant to the Giiant License Agreement, as amended.

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

Co-Development and Distribution Agreement with Newsoara

Prior to the completion of its merger with Seneca Biopharma, Inc. ("Seneca") on April 27, 2021 (the "Merger"), LBS entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). Pursuant to the Newsoara Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Newsoara Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan (the “Territory”). The Newsoara Licensed Products only include the drug asset referred to as LB1148. The right includes the right to grant sublicenses to third parties, subject to LBS’ written consent, provided that both parties agreed that Newsoara would be permitted to use a certain partner for development purposes. The Newsoara Co-Development Agreement obligates Newsoara to initially use LBS as the exclusive supplier for all Newsoara’s requirements for Newsoara Licensed Products in the Territory. During the term of the Newsoara Co-Development Agreement, Newsoara may request to manufacture the Newsoara Licensed Products in the Territory, subject to satisfying certain conditions to LBS' reasonable satisfaction. LBS is obligated to approve Newsoara manufacturing rights without undue refusal or delay. The Company records the expense reimbursements from Newsoara for any research and development or manufacturing activities it performs under the Newsoara Co-Development Agreement as a reduction to research and development expenses once the reimbursement amount is approved for payment by Newsoara.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

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

License Agreements with the Regents of the University of California

The Company has entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148, on October 20, 2023 the Company terminated two of its license agreements with Regents. As of September 30, 2025, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During three and nine months ended September 30, 2025, the Company recognized no sublicense fees or license maintenance fees due to Regents. During the three and nine months ended September 30, 2024, the Company recognized no sublicense fees and license maintenance fees of approximately $16,000 due to Regents. License maintenance fees are recognized in research and development expenses in the condensed consolidated statements of operations.

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

On May 6, 2024, the Company issued 530,142 prefunded warrants with such prefunded warrants being immediately exercisable, having an exercise price of $0.0001 per share, and a perpetual term (See Note 5). The prefunded warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815-40. As of September 30, 2024, 312,000 the prefunded warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified prefunded warrants were immediately exercisable for little or cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the prefunded warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three and nine months ended September 30, 2024. As of September 30, 2025, there were no prefunded warrants outstanding. Accordingly, there were no prefunded warrants included in the denominator for both the calculation of basic and dilutive net loss per common share for the three and nine months ended September 30, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and nine months ended September 30, 2025 and September 30, 2024 were calculated under the if-converted and treasury stock methods. For both the three and nine months ended September 30, 2025 and September 30, 2024, basic and diluted net loss per common share were the same as all common stock equivalents other than the prefunded warrants that were outstanding at September 30, 2024, as discussed above, were anti-dilutive for all the periods presented.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share:
Net loss available to common stockholders - basic and diluted	$(2,868)	$(3,487)	$(7,882)	$(11,094)
Weighted average shares used in calculating basic and diluted net loss per common share	7,473,898	1,500,409	5,702,050	1,168,277
Basic and diluted net loss per common share	$(0.38)	$(2.32)	$(1.38)	$(9.50)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	September 30,
	2025	2024
Stock options	167,261	51,733
Restricted stock units	92,352	3,728
Warrants for common stock	9,295,577	1,245,470
Series A Convertible Preferred Stock	8	8
Total	9,555,198	1,300,939

9. Commitments and Contingencies

Corporate Office Lease

The Company was party to non-cancelable facility operating lease (the "Corporate Office Lease") of office space for its corporate headquarters in Carlsbad, California. The initial contractual term was for 39-months commencing on June 1, 2022 and the lease expired on August 31, 2025. The Company has determined that it will not enter into a new lease for its corporate office space.

The Company recognized operating lease expense associated with its Corporate Office Lease of approximately $22,000 and $32,000 for the three months ended September 30, 2025 and 2024, respectively, and $87,000 and $97,000 for the nine months ended September 30, 2025 and 2024, respectively.

Insurance Financing Arrangements

In June of 2025, the Company entered an agreement to finance insurance policies that renewed in May of 2025. The financing arrangement entered in June of 2025 has a stated annual interest rate of 7.82% and is payable over a 9-month period with the first payment payable on June 30, 2025. The insurance financing arrangement is secured by the associated insurance policy. As of September 30, 2025 and December 31, 2024, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was approximately $0.2 million and $0.1 million, respectively.

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

The total restructuring expenses related to the 2023 RIF of approximately $0.2 million were all recognized in 2023 and with the final cash payments occurring in the three months ended June 30, 2024, the 2023 RIF is now considered complete. The following table summarizes the change in the Company's accrued restructuring liabilities under the

2023 RIF for the nine months ended September 30, 2024, which consisted solely of employee compensation and benefits and is classified within accrued liabilities in the condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30, 2024
Balance as of the beginning of period	$131
Net accrual adjustments	(3)
Cash paid	(128)
Balance as of the end of period	$—

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through September 30, 2025, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, legal proceedings or claims, however, are subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the three and nine months ended September 30, 2025 and 2024 is included in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PALI-2108 program expenses	$457	$1,839	$2,280	$5,559
Legacy program (expense reimbursements) expenses	13	79	(45)	178
Other research and development expenses	933	434	1,830	1,645
Other general and administrative expenses	1,519	1,241	4,010	4,095
Total operating expenses	$2,922	$3,593	$8,075	$11,477

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

For the three and nine months ended September 30, 2025 and 2024, the other segment items that the Company used to aggregate with Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations include Interest expense and Other income, net.

The Company does not provide separate segment asset information to the CODM because the CODM does not review segment assets at a different asset level or category than those shown on the consolidated balance sheets. All of the Company’s assets are located in the U.S.

11. Subsequent Events

October 2025 Offering

On October 1, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) pursuant to which the Company agreed to issue and sell, in an underwritten public offering by the Company (the “October 2025 Offering”), (a) 87,526,279 shares of common stock, par value $0.01 per share, at a public offering price of $0.70 per share, and (b) 83,914,280 pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share, at a public offering price of $0.6999 per share (“October 2025 Offering Pre-funded Common Stock Warrant”). The October 2025 Offering Pre-funded Common Stock Warrants were issued in lieu of shares of common stock to certain purchasers whose purchase of shares of common stock in the October 2025 Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the closing of the offering. The October 2025 Offering Pre-funded Common Stock Warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each October 2025 Offering Pre-funded Common Stock Warrant has an exercise price of $0.0001 per share, and has a perpetual term. In addition, pursuant to the Underwriting Agreement, the Company granted the sole underwriter a 45-day option (the “Overallotment Option”) to purchase up to 25,714,285 additional shares of the Company's common stock at the public offering price, less underwriting discounts and commissions.

The October 2025 Offering closed on October 2, 2025 for gross proceeds to the Company of $138.0 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses, including the full exercise of the underwriter’s over-allotment option to purchase 25,714,28 additional shares of common stock. At closing, the Company issued (a) 113,240,564 shares of common stock, par value $0.01 per share, at a public offering price of $0.70 per share, and (b) 83,914,280 October 2025 Offering Pre-funded Common Stock Warrants.

The Company issued common stock warrants to representatives of the sole underwriter in the October 2025 Offering to purchase an aggregate 7,878,927 shares of common stock (the “October 2025 Representative Warrants”). The October 2025 Representative Warrants have an exercise price of $1.155 per share and a term of five years from the date of issuance.

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
•
Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.
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

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 is a single-center, randomized, double-blinded, placebo-controlled clinical study focused on safety, tolerability, and pharmacokinetics (“PK”) in both healthy volunteers and UC patients. The clinical study included an open-label UC patient cohort with multiple dosing arms in which we will evaluate the pharmacodynamics ("PD") of PALI-2108 in healthy volunteers.

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

On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025 and September 17, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. We also reported that the patients included in the UC cohort demonstrated rapid and consistent clinical activity, with all five of the patients responding to treatment. We also reported that while the study was shorter in duration than standard induction trials and not powered for efficacy, there was promising signals of clinical improvement.

On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in FSCD while we complete longer-term chronic safety and toxicology studies. The exploratory Phase 1b cohort in FSCD will evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. Analyses will include single-nucleus and single-cell RNA sequencing to characterize treatment-induced changes in inflammatory and fibrotic signaling. Exploratory endpoints include endoscopic, histologic, and intestinal ultrasound measures to assess structural and inflammatory features of FSCD lesions.

The exploratory Phase 1b cohort in FSCD is expected to be followed by the initiation of Phase 2 clinical programs to assess PALI-2108’s efficacy, safety, and tolerability in patients with FSCD, as well as those with moderate to severe UC.

Planned Clinical Trial in the United States

In addition to conducting clinical studies in Canada, we anticipate data from the exploratory Phase 1b cohort in FSCD together with results from the Phase 1a/1b UC program will support an Investigational New Drug Application (“IND”) submission to the United States Food and Drug Administration ("FDA") in the first half of 2026.

October 2025 Offering

On October 2, 2025, we closed on an underwritten public offering to issue and sell 197,154,844 shares of common stock and common stock equivalents for gross proceeds, including the full exercise of the underwriter's over-allotment option, of approximately $138.0 million prior to deducting underwriting discounts and commissions and other estimated offering expenses (the "October 2025 Offering"). We intend to use the net proceeds from the offering for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of UC and FSCD.

July 2025 Warrant Inducement Transaction

On July 23, 2025, we entered into a warrant inducement agreement to exercise certain of our existing common stock warrants to purchase an aggregate of 4,318,905 shares of our common stock (the "July 2025 Warrant Inducement"). The transaction closed on July 25, 2025 for gross cash proceeds of approximately $3.9 million prior to deducting solicitation agent fees and transaction expenses. We intend to use the net proceeds from the warrant inducement transaction for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of UC and FSCD.

Reverse Stock Split

On October 17, 2025, our stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split. The proposal authorizes but does not require our Board of Directors (the “Board”) to effect a reverse stock split of our common stock at a reverse stock split ratio of not less than 1-for-5 and not greater than 1-for-50, with the exact ratio to be set within that range at the discretion of our Board, without further approval or authorization of our stockholders, and to be effected on or before December 31, 2025. Our Board has not yet effected this reverse stock split authorized by our stockholders.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$1,394	$2,137	$(743)	(35)%
General and administrative	1,528	1,456	72	5%
Total operating expenses	2,922	3,593	(671)	(19)%
Loss from operations	(2,922)	(3,593)	671	(19)%
Other (expense) income:
Interest expense	(5)	(6)	1	(17)%
Other income, net	59	112	(53)	(47)%
Total other income, net	54	106	(52)	(49)%
Net loss	$(2,868)	$(3,487)	$619	(18)%

Research and Development Expenses

Our research and development expenses decreased approximately $0.7 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease is primarily attributable to an approximately $1.1 million decrease in expenses that were directly related to the preclinical joint development of PALI-2108 and an approximately $0.5 million decrease in chemistry, manufacturing and controls ("CMC") expenses. These decreases were partially offset by an approximately $0.2 million net increase in clinical trial-related expenses associated with Phase 1 clinical trial of PALI-2108, approximately $0.5 million in non-cash expenses associated with a net increase in the fair value of the contingent consideration liability pursuant to the Giiant License Agreement, and an approximately $0.2 million increase in research and development employee-related expenses.

With the approval to commence the Phase 1 clinical trial of PALI-2108, which we received from Health Canada on October 9, 2024, pursuant to terms of the Giiant License Agreement we have assumed all development, manufacturing, regulatory and commercialization activities and costs of PALI-2108. Accordingly, preclinical joint development expenses decreased year-over-year and were approximately $0.9 million for the three months ended September 30, 2024 compared to virtually none for the three months ended September 30, 2025. In addition, in the three months ended September 30, 2025 we recognized a reduction in joint development expenses of $0.2 million that was related to funds received by us from Giiant pursuant to the joint development plan, resulting in a total net decrease in preclinical joint development expenses of approximately $1.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

We commenced our Phase 1 clinical trial of PALI-2108 in November of 2024 and reported top-line results of the study in the second and third quarters of this year. Concurrent with the commencement of the study, we recognized CMC expenses of approximately $0.7 million in the three months ended September 30, 2024 compared to approximately $0.2 million in the three months ended September 30, 2025, a decrease of approximately $0.5 million. We recognized clinical trial-related expenses of approximately $0.5 million in the three months ended September 30, 2025, compared to clinical trial-related expenses of approximately $0.3 million during the three months ended September 30, 2024, an increase of approximately $0.2 million.

Pursuant to the Giiant License Agreement, we owe Giiant certain payments upon the achievement of development milestones associated with PALI-2108. Concurrent with the expected dosed our first patients in an exploratory Phase 1b cohort in FSCD, which occurred on October 16, 2025, we recognized an approximate $0.3 million non-cash loss in three months ended September 30, 2025 with the fair value remeasurement of the associated contingent consideration liability. In the three months ended September 30, 2024, we recognized an approximate $0.2 million non-cash gain on the fair value remeasurement of the contingent consideration liability, resulting in a net non-cash loss year-over-year of approximately $0.5 million.

General and Administrative Expenses

General and administrative expenses increased by less than $0.1 million, or 5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as result of an approximately $0.1 million increase in general and administrative employee-related expenses, and an approximately $0.1 million increase in shareholder services and legal expenses. The increase in shareholder and legal expenses was primarily due to a special shareholder meeting scheduled to occur in the third quarter of 2025 to approve the issuance of common shares underlying the common stock warrants issued in the July 2025 Warrant Inducement, and the timing of the annual shareholder meeting, which occurred in the early fourth quarter of 2025 compared to last year's annual meeting, which occurred in early third quarter of 2024. Partially offsetting these increases was a decrease in consultants and contract labor of approximately $0.1 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Other (expense) income

Other income, net, for the three months ended September 30, 2025 and 2024 consists of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The year-over-year decrease is due to a reduction in the cash balance invested during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$4,019	$6,979	$(2,960)	(42)%
General and administrative	4,056	4,498	(442)	(10)%
Total operating expenses	8,075	11,477	(3,402)	(30)%
Loss from operations	(8,075)	(11,477)	3,402	(30)%
Other (expense) income:
Interest expense	(8)	(9)	1	(11)%
Other income, net	201	392	(191)	(49)%
Total other income, net	193	383	(190)	(50)%
Net loss	$(7,882)	$(11,094)	$3,212	(29)%

Research and Development Expenses

Our research and development expenses decreased approximately $3.0 million, or 42%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily attributable to an approximately $5.2 million decrease in expenses that were directly related to the preclinical joint development of PALI-2108, an approximately $0.2 million decrease in CMC expenses, and an approximately $0.1 million decrease in employee-related expenses. The decreases were partially offset by an approximately $2.0 million net increase in clinical trial-related expenses associated with Phase 1 clinical trial of PALI-2108, and an approximately $0.5 million net non-cash loss associated with an increase in the fair value of the contingent consideration liability pursuant to the Giiant License Agreement.

Preclinical joint development expenses were approximately $4.3 million for the nine months ended September 30, 2024 compared to less than $0.1 million for the nine months ended September 30, 2025. In addition, during the nine months ended September 30, 2025, we recognized a reduction in joint development costs of $0.9 million that was related to funds received by us from Giiant pursuant to the joint development plan, resulting in a total net decrease in preclinical joint development expenses of approximately $5.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. CMC expenses decreased to approximately $0.5 million for the nine months ended September 30, 2025, compared to CMC expenses of approximately $0.7 million for the nine months ended September 30, 2024.

Research and development employee-related expenses decreased approximately $0.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to a non-cash share-based compensation expense associated with the accelerated vesting of all outstanding employee time-based restricted stock units ("RSUs") recognized in the nine months ended September 30, 2024 that did not repeat in the nine months ended September 30, 2025.

We recognized clinical trial-related expenses of approximately $2.4 million for the nine months ended September 30, 2025, compared to clinical trial-related expenses of $0.4 million for the nine months ended September 30, 2024, an increase of approximately $2.0 million due primarily to the commencement of our Phase 1 clinical trial of PALI-2108 in November of 2024.

We recognized an approximate $0.3 million non-cash loss in the nine months ended September 30, 2025 as a result of the fair value remeasurement of the contingent consideration liability under the Giiant License Agreement, and an approximate $0.2 million non-cash gain on the fair value remeasurement of the contingent consideration liability in the nine months ended September 30, 2024, resulting in a net non-cash loss year-over-year of approximately $0.5 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million, or 10%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily as result of (i) an approximately $0.1 million decrease in general and administrative employee-related expenses due to a non-cash share-based compensation expense of approximately $0.1 million associated with the accelerated vesting of all outstanding employee time-based RSUs recognized in the in the nine months ended September 30, 2024 that did not repeat in the nine months ended September 30, 2025, (ii) an approximately $0.3 million decrease in consultants and contract labor, and (iii) and approximately $0.1 million decrease in insurance expenses due to lower insurance premiums. These decreases were partially offset by an approximately $0.1 million increase in professional fees.

Other (expense) income

Other income, net, for the nine months ended September 30, 2025 and 2024 consists of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The year-over-year decrease is due to a reduction in the cash balance invested during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

We expect to incur substantial operating losses for the foreseeable future. Since our inception, we have financed our operations through the sales of our securities, issuance of debt, the exercise of common stock warrants, and to a lesser degree, grants and research contracts as well as the licensing of our intellectual property to third parties.

Management believes the October 2025 Offering for gross proceeds of $138 million, as further described below, will provide sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 for FSCD in the first half of 2028.

Future capital requirements will depend upon many factors, including the timing and extent of spending on research and development and market acceptance of our products, if approved for commercial sale. We will require additional funding to conduct future clinical activities. We may seek additional funding through public and private financings, debt financings, collaboration agreements, strategic alliances and licensing agreements. Although we have been successful in raising capital in the past, there is no assurance of success in obtaining such additional financing on terms acceptable to us, if at all, and there is no assurance that we will be able to enter into collaborations or other arrangements. If we are unable to obtain funding, it could force delays, reduce or eliminate research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our future business prospects, and the ability to continue operations.

October 2025 Offering

Pursuant to the October 2025 Offering, we issued and sold (a) 113,240,564 shares of common stock, par value $0.01 per share, at a public offering price of $0.70 per share, and (b) 83,914,280 pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share, at a public offering price of $0.6999 per share. Gross proceeds from the offering, including the full exercise of the underwriter's over-allotment option, were approximately $138.0 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses.

We intend to use the net proceeds from the warrant inducement transaction for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of UC and FSCD.

Warrant Inducement Transaction

On July 23, 2025, we entered into a warrant inducement agreement (the “July 2025 Warrant Inducement Agreement”) with an accredited and institutional holder (the “July 2025 Warrant Holder”) of certain of the our existing common stock warrants ( the “July 2025 Existing Warrants”) to exercise the July 2025 Existing Warrants to purchase up to an aggregate of 4,318,905 shares of our common stock. Pursuant to the July 2025 Warrant Inducement Agreement, the exercise price of each July 2025 Existing Warrant exercised was reduced from $1.40 per share to $0.9047 per share. In consideration for the immediate exercise of the July 2025 Existing Warrants, the July 2025 Warrant Holder received new warrants (the “July 2025 Replacement Warrants”) to purchase shares of common stock in a private placement. Pursuant to the July 2025 Warrant Inducement Agreement, the July 2025 Warrant Holder received two July 2025 Replacement Warrants for each July 2025 Existing Warrant exercised. The July 2025 Replacement Warrants will be exercisable, beginning on the effective date of stockholder approval of the issuance of the common stock shares underlying the July 2025 Replacement Warrants ("Warrant Stockholder Approval"), into an aggregate of up to 8,637,810 shares of our common stock, at an exercise price of $0.9047 per share, and a term of exercise equal to five years from the date of Warrant Stockholder Approval. We have not yet received Warrant Stockholder Approval.

The transaction closed on July 25, 2025 with the Company receiving net cash proceeds of approximately $3.4 million, which consisted of gross cash proceeds of $3.9 million from the exercise of the July 2025 Existing Warrants less cash equity issuance costs of approximately $0.5 million.

Cash Flows

As of September 30, 2025, we had $5.3 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(7,703)	$(9,812)
Net cash provided by financing activities	3,109	5,420

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $7.7 million for the nine months ended September 30, 2025, which reflects an approximately $7.9 million net loss adjusted for (i) approximately $0.5 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of (ii) an approximately $0.3 million non-cash expense recognized for the fair value remeasurement of liabilities, mainly our contingent consideration liability, (ii) an approximately $0.2 million non-cash expense recognized for stock-based compensation and related charges, (iii) an approximately $0.1 million non-cash operating lease expense, and (iv) an approximately $0.1 million non-cash expense related to the write-off of certain deferred equity issuance costs associated with our shelf registration statement that expired in April of 2025. The net cash outflow from operating assets and liabilities was primarily attributable to (ii) a net cash outflow of approximately $0.5 million from an increase in prepaid and other current assets and other noncurrent assets that was due to the deferral of issuance costs in the amount of approximately $0.6 million associated with the equity offering that closed on October 2, 2025 and a significant prepaid research and development expense of approximately $0.4 million recognized in the period, (ii) a cash outflow of approximately $0.1 million driven by the payment of annual employee cash bonuses in the first quarter of 2025, and (iii) an approximately $0.1 million cash outflow related to payments of our operating lease. These net cash outflows were partially offset by an approximately $0.3 million cash inflow from an increase in accounts payable and accrued liabilities as of September 30, 2025 compared to December 31, 2024, primarily due to higher clinical trial-related expenses as a result of increased clinical trial activity, partially offset by lower accrued joint development expenses associated with the Giiant License Agreement.

Cash used in operating activities was approximately $9.8 million for the nine months ended September 30, 2024, which reflects an approximately $11.1 million net loss adjusted for (i) approximately $0.7 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.6 million non-cash expense recognized for stock-based compensation and related charges, an approximately $0.1 million non-cash expense associated with the issuance of our common stock as payment for vendor services provided, and a $0.2 million non-cash gain recognized for the remeasurement of our contingent consideration liability. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.3 million driven by the payment of annual employee cash bonuses in the first quarter of 2024, and an approximately $0.1 million cash outflow related to payments of the our operating lease that was more than offset by approximately $1.1 million from (i) a decrease in prepaids and other current assets and other noncurrent assets, which was primarily attributable to the amortization of the current and non-current portions of the our prepaid insurance policies, and (ii) an increase in accounts payable and accrued liabilities, which was primarily due to an increase in accrued joint development expenses associated with the Giiant License Agreement, and additional drug manufacturing accruals associated with our ramp up for the clinical trials of PALI-2108 for UC. These increases in accounts payable and accrued liabilities were partially offset by a decrease in accrued severance payments, lower accrued Board of Director ("Board") and Board committee fees, and a decrease in the current portion of our contingent consideration liability, which was zero as of September 30, 2024.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities of approximately $3.1 million was primarily attributable to net cash proceeds of approximately $3.5 million from the exercise of common stock warrants in conjunction with the July 2025 Warrant Inducement, partially offset by the payment of equity issuance costs of approximately $0.2 million in the period, primarily related to our underwritten equity offering completed in December of 2024, and payments made on our insurance financing arrangement of approximately $0.2 million.

For the nine months ended September 30, 2024, cash provided by financing activities of approximately $5.4 million was attributable to net cash proceeds of approximately $2.2 million from the exercise of common stock warrants in conjunction with our warrant inducement transaction in February 2024 and net cash proceeds of approximately $3.5 million from our private placement financing completed in May of 2024, partially offset by payments made on our insurance financing arrangement of approximately $0.3 million.

Contractual Obligations

Milestone Payment

Pursuant to the Giiant License Agreement, we owe a development milestone payment of $235,000 to Giiant upon the dosing of the first patient in a Phase 1b clinical trial of PALI-2108. This milestone was achieved with the dosing of patients in our Phase 1b exploratory FSCD cohort, which occurred on October 16, 2025. The Company will settle this milestone payment in cash in the amount of $235,000 within 30 days of the date the milestone was met.

Insurance Financing Arrangement

In June of 2025, we entered into an agreement to finance insurance policies that renewed in May of 2025. The insurance financing arrangement is secured by the associated insurance policy. As of September 30, 2025, the aggregate remaining balance under the insurance financing arrangement of approximately $0.2 million is payable over a 9-month period commencing with the first payment that was payable on June 30, 2025.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance including the gross cash proceeds of $138 million from our underwritten public offering that closed on October 2, 2025, we believe we have sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 for FSCD in the first half of 2028.

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

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2025. The material weakness continues to be present as of September 30, 2025.

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

(i)
We have hired or contracted with additional finance, accounting and information technology employees with appropriate experience, certification, education and training.
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
(v)
We will continue to implement, as needed, additional key internal controls designed to address the potential risks identified in our business processes. Any additional controls implemented will be tested for operating effectiveness.

We believe that remediation steps taken to date have allowed us to address a number of the deficient controls within our internal control environment. However, the material weakness identified above will not be considered remediated until we complete the design and implementation of our remediation plans and demonstrate the operating effectiveness of our remediation efforts over a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2024, Health Canada approved our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. On November 7, 2024, we commenced the Phase 1 clinical trial of PALI-2108. On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025 and September 17, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in FSCD while we complete longer-term chronic safety and toxicology studies. The exploratory Phase 1b cohort in FSCD will evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells.

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

We have historically funded our operations and prior development efforts through the sale of our securities. We believe the October 2025 Offering will provide sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 for FSCD in the first half of 2028. Notwithstanding the foregoing, we may need to secure additional funding. If we are not able to obtain additional capital in the future or on acceptable terms, we may need to curtail our anticipated clinical trials as well as our operations.

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

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We only have a limited history upon which we can evaluate our ability to develop PALI-2108. We commenced our initial Phase 1 clinical trial of PALI-2108 in November of 2024. While we have announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and have dosed our first patients in an exploratory Phase 1b cohort in FSCD, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

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
•
retain qualified CROs to oversee and manage the continued development of PALI-2108 through current and future clinical trials;
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

Disruptions at the FDA and other, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including most recently on October 1, 2025 (the October 2025 Shutdown), and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If the October 2025 Shutdown continues, or if another prolonged government shutdown occurs, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Furthermore, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). There are a number of continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). In October of 2023, we were notified that we were no longer in compliance with the Bid Price Rule and had 180 days to cure such deficiency. On April 5, 2024, we effected a 1-for-15 reverse stock split and we were notified by the Nasdaq that as of April 19, 2024, we were back in compliance with the Bid Price Rule. On April 30, 2025, we received notice (the “Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock, and our common stock continued to trade on Nasdaq under the symbol “PALI.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days following the date of the Notice, or until October 27, 2025, to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”) by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days unless Nasdaq exercises its discretion to extend this ten-day period. On August 5, 2025, the bid price of our common stock did close above $1.00 for 10 consecutive days, however, we were notified on August 6, 2025 that Nasdaq was exercising its discretion to continue monitoring our stock price beyond this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). As of October 15, 2025, the bid price of our common stock again closed above $1.00 for 10 consecutive days and we received a minimum bid price compliance letter from Nasdaq confirming that we regained compliance with Listing Rule 5550(a)(2), and that the matter is now closed.

We can provide no assurances that we will continue to comply with the Minimum Bid Price Requirement or the other continued listing requirements of Nasdaq. The delisting of our common stock by Nasdaq could adversely affect the liquidity of our common stock, our ability to raise capital, create increased volatility in our common stock, and result in a loss of current or future coverage by analysts and/or diminish the interest of institutional investors to invest in our common stock. Delisting could also result in a loss of confidence of our collaborators, vendors and employees, which could harm our business and future prospects. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board, OTCQB, OTCQX, or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of our common stock. Moreover, if our common stock is delisted, it may come within the definition of “penny stock” under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. These requirements may reduce the trading activity in the secondary markets for our common stock and may impact the ability or willingness of broker-dealers to sell our securities which could limit the ability of stockholders to sell their securities in the public market and limit our ability to attract and retain qualified employees or raise additional capital in the future.

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

We are entitled under our Certificate of Incorporation to issue up to 280,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of September 30, 2025, we had outstanding, common stock or securities convertible into common stock, totaling 18,674,350 shares. As a result, we are authorized to issue up to an additional 261,325,650 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

For example, over the last several years, the U.S. government has shut down several times, including most recently the October 2025 Shutdown, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If the October 2025 Shutdown continues, or if another prolonged government shutdown occurs, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Furthermore, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2025, we issued 8,637,810 common stock purchase warrants. The shares of common stock issuable upon the exercise of these warrants were unregistered at the time of issuance, but have subsequently been registered by the Company pursuant to Form S-3 (File Number 333-289635) declared effective by the SEC on August 28, 2025.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of document
4.1	Form of July 2025 New Warrant (incorporated by reference to Exhibit 4.01 to Current Report on Form 8-K filed with the SEC on July 25, 2025).
4.2	Form of July 2025 Placement Agent Warrant (incorporated by reference to Exhibit 4.02 to Current Report on Form 8-K filed with the SEC on July 25, 2025).
10.1*	Amended and Restated Employment Agreement with J.D. Finley, dated September 4, 2025.
10.2*	Amended and Restated Employment Agreement with Mitchell Jones, dated September 4, 2025.
10.3	Form of July 2025 Warrant Inducement Agreement (incorporated by reference to Exhibit 10.01 to Current Report on Form 8-K filed with the SEC on July 25, 2025).
10.4*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Equity Incentive Plan.
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Palisade Bio, Inc. 2021 Equity Incentive Plan (Optional Cash Settlement).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: November 10, 2025	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)