Form 10-Q
period 2026-03-31
PALISADE BIO, INC.
filed 2026-05-12
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 173,579,670 shares of common stock, $0.01 par value, outstanding.

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 4600 South Syracuse Street, Suite 900, Denver, Colorado, 80237.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$132,628	$133,385
Prepaid expenses and other current assets	615	836
Total current assets	133,243	134,221
Restricted cash	55	55
Other noncurrent assets	17	68
Total assets	$133,315	$134,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,696	$767
Accrued liabilities	2,802	2,187
Accrued compensation and benefits	122	1,298
Share liability	—	313
Insurance financing debt	—	71
Total current liabilities	5,620	4,636
Derivative liability	62	62
Contingent consideration obligation	271	266
Total liabilities	5,953	4,964
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Common stock, $0.01 par value; 300,000,000 shares authorized; 167,421,702 and 159,444,017 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,674	1,594
Additional paid-in capital	288,011	280,509
Accumulated deficit	(162,325)	(152,725)
Total stockholders' equity	127,362	129,380
Total liabilities and stockholders' equity	$133,315	$134,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$6,397	$950
General and administrative	4,351	1,360
Total operating expenses	10,748	2,310
Loss from operations	(10,748)	(2,310)
Other (expense) income:
Interest expense	(1)	(1)
Other income, net	1,149	81
Total other income, net	1,148	80
Net loss	$(9,600)	$(2,230)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	209,663,966	4,795,646
Basic and diluted net loss per common share	$(0.05)	$(0.47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	200,000	$2	159,444,017	$1,594	$280,509	$(152,725)	$129,380
Net loss	—	—	—	—	—	(9,600)	(9,600)
Stock-based compensation expense and related charges	—	—	—	—	4,297	—	4,297
Issuance of common stock to vendors	—	—	5,000	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	29,798	—	—	—	—
Issuance of common stock in connection with exercise of warrants	—	—	6,214,285	62	(62)	—	—
Issuance of common stock in connection with Crohn's and Colitis Foundation Agreement (Note 5)	—	—	191,717	2	311	—	313
Issuance of common stock in connection with stock purchase agreement, net of issuance costs of $28 (Note 5)	—	—	1,536,885	16	2,956	—	2,972
Balance, March 31, 2026	200,000	$2	167,421,702	$1,674	$288,011	$(162,325)	$127,362

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(2,230)	(2,230)
Stock-based compensation expense and related charges	—	—	—	—	69	—	69
Issuance of common stock in connection with exercise of warrants	—	—	1,628,000	16	(16)	—	—
Balance, March 31, 2025	200,000	$2	4,396,646	$43	$143,460	$(138,174)	$5,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(9,600)	$(2,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1
Non-cash operating lease expense	—	31
Recurring fair value measurements of liabilities	5	(1)
Stock-based compensation and related charges	4,297	69
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	22	67
Accounts payable and accrued liabilities	2,562	366
Accrued compensation and benefits	(1,176)	(604)
Operating lease liabilities	—	(32)
Net cash used in operating activities	(3,890)	(2,333)
Cash flows from financing activities:
Payments on insurance financing debt	(71)	(80)
Proceeds from issuance of common stock	3,250	—
Payment of equity issuance costs	(46)	(178)
Net cash provided by (used in) financing activities	3,133	(258)
Net decrease in cash, cash equivalents and restricted cash	(757)	(2,591)
Cash, cash equivalents and restricted cash, beginning of year	133,440	9,847
Cash, cash equivalents and restricted cash, end of period	$132,683	$7,256
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$132,628	$7,230
Restricted cash	55	26
Total cash, cash equivalents and restricted cash	$132,683	$7,256
Supplemental disclosures of cash flow information:
Interest paid	$1	$1
Supplemental disclosures of non-cash investing and financing activities:
Equity issuance costs included in accounts payable and accrued liabilities	$28	$—
Fair value of common shares issued in settlement of share liability (Note 5)	313	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALISADE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Business and Financial Condition

Unless the context indicates or otherwise requires, “Palisade,” “Palisade Bio,” the "Company,” “we,” “us,” and “our” or similar designations in this Quarterly Report on Form 10-Q ("Form 10-Q"), refer to Palisade Bio, Inc., a Delaware Corporation, and its subsidiaries. Any reference to “common shares” or “common stock,” refers to the Company's $0.01 par value common stock. Any reference to “Leading Biosciences, Inc.” or “LBS” refers to the Company’s operations prior to the completion of its merger with Seneca Biopharma, Inc. ("Seneca") on April 27, 2021 (the "Seneca Merger"). Any reference to “Series A Preferred Stock” refers to the Company's Series A 4.5% Convertible Preferred Stock. Any reference herein that refers to preclinical studies also refers to nonclinical studies.

Description of Business

The Company is a clinical-stage biopharmaceutical company developing next-generation, once-daily, oral phosphodiesterase-4 (“PDE4”) inhibitor prodrugs designed for targeted delivery to the terminal ileum and colon. The Company's lead clinical product candidate, PALI-2108, is being developed as a treatment for patients living with inflammatory bowel disease, including ulcerative colitis and Crohn’s disease.

Liquidity

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

On October 2, 2025, the Company closed on an equity offering for net proceeds to the Company of $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million (the "October 2025 Offering"), which has significantly increased the Company's available working capital and its ability to fund its operations into the foreseeable future. Although the Company still anticipates incurring net operating losses and negative cash flows from operations into the foreseeable future, based on its current operating plan and based upon its cash and cash equivalents balance of $132.6 million as of March 31, 2026, management has concluded the Company has sufficient capital to fund its operations for at least a period of one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States ("U.S.) Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company’s financial statements filed in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026 ("Form 10-K").

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Form 10-K.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three months ended March 31, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$265	$355
Other current receivables	9	264
Prepaid subscriptions and fees	254	145
Prepaid software licenses	44	60
Prepaid other	43	12
	$615	$836

Accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued accounts payable	$558	$163
Accrued clinical trial expenses	843	801
Accrued chemistry, manufacturing and controls ("CMC") expenses	234	543
Accrued translational science expenses	889	188
Accrued director stipends	59	59
Accrued other	219	433
	$2,802	$2,187

4. Fair Value Measurements

The following tables reflect the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	Cash and cash equivalents	$129,570	$—	$—	$129,570
Total		$129,570	$—	$—	$129,570
Liabilities:
Derivative Liability	Derivative Liability	$62	$—	$—	$62
Contingent Consideration Obligation	Contingent Consideration Obligation	—	—	271	271
Total		$62	$—	$271	$333

December 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	Cash and cash equivalents	$132,399	$—	$—	$132,399
Total		$132,399	$—	$—	$132,399
Liabilities:
Share Liability	Share Liability	$313	$—	$—	$313
Derivative Liability	Derivative Liability	62	—	—	62
Contingent Consideration Obligation	Contingent Consideration Obligation	—	—	266	266
Total		$375	$—	$266	$641

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

Share Liability and Derivative Liability

On December 17, 2025 (the “Execution Date”), the Company entered into a Research Program Funding Agreement with the Crohn’s & Colitis Foundation (the “CCF”), in which the CCF agreed to provide up to a $0.5 million investment to support the Company’s Phase 1b research program related to PALI-2108 in return for shares of the Company's common stock.

The funding is payable in three tranches (“CCF Milestone Amount”) subject to the achievement of specified milestones. The first milestone (“CCF Milestone 1”) in the amount of $250,000 was due to the Company within approximately 45 days of the Execution Date. Accordingly, as of December 31, 2025, the Company recognized a $250,000 other current receivable for the amount due from CCF in Prepaid and other current assets in the condensed consolidated balance sheets. Pursuant to Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company also recognized CCF Milestone 1 as a financial instrument that requires liability classification initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. Accordingly, as of December 31, 2025, the Company recognized the fair value of CCF Milestone 1 of $312,500 in

Share liability in the condensed consolidated balance sheets. In the three months ended March 31, 2026, CCF Milestone 1 was settled in cash, which reduced both the other current receivable and the Share liability to zero as of March 31, 2026. There was no change in the fair value of the Share liability prior to its cash settlement in the three months ended March 31, 2026.

The second milestone (“CCF Milestone 2”) is in the amount of $200,000 and is due based on achievement of certain research deliverables. The third milestone (“CCF Milestone 3”) is in the amount of $50,000 and is due upon the final Phase 1b study report. Pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815-40"), CCF Milestone 2 and CCF Milestone 3 were determined to be derivative liabilities initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. As of both March 31, 2026 and December 31, 2025, the fair value of CCF Milestone 2 was determined to be $50,000 and the fair value of CCF Milestone 3 at the Execution Date was determined to be $12,500. The fair value of both CCF Milestone 1 and CCF Milestone 2 are recognized in Derivative liability in the condensed consolidated balance sheets. There was no change in the fair value of the Derivative liability in the three months ended March 31, 2026.

Contingent Consideration Obligation

On September 1, 2023, the Company and Giiant Pharma, Inc. ("Giiant") entered into a research collaboration and license agreement, as amended (“Giiant License Agreement”)(See Note 7, Collaborations and License Agreements). Pursuant to the Giiant License Agreement, the Company incurred a contingent consideration obligation related to future milestone payments. The Company has an obligation to make contingent consideration payments to Giiant, in either cash or shares of the Company’s common stock solely at the Company’s election, upon the achievement of development milestones (as set forth in the Giiant License Agreement). Because the contingent consideration associated with the milestone payments may be settled in shares of the Company's common stock solely at the election of the Company, the Company has determined it should be accounted for under ASC 480, and accordingly has recognized it as a liability measured at its estimated fair value.

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of March 31, 2026 included a discount rate of 16.4% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is measured at its fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
Contingent Consideration Obligation	2026	2025
Fair value at beginning of year	$266	$150
Change in fair value during the year	5	(1)
Fair value at end of period	$271	$149

As of March 31, 2026 and December 31, 2025, the entire amount of the contingent consideration obligation of approximately $271,000 and $266,000, respectively, was classified as a noncurrent liability in Contingent consideration obligation in the condensed consolidated balance sheets since it is not expected to be settled within one-year of the respective balance sheet date.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company's other financial assets and liabilities, including restricted cash, other current receivables, accounts payable, and accrued liabilities are not remeasured to fair value, as the carrying amount of each approximates its fair value due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt also approximated its fair value as of December 31, 2025 due to the short-term nature of the instrument and the market rate of interest, which is based on level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

None of the Company’s non-financial assets or liabilities are recognized at fair value on a nonrecurring basis.

5. Stockholders’ Equity

Classes of Stock

Common Stock

As of March 31, 2026, the Company was authorized to issue 300,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Preferred Stock

As of March 31, 2026, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

Recent Equity Transactions

Common Stock Purchase Agreement

On March 27, 2026, the Company issued and sold 1,536,885 shares of its common stock, par value $0.01 per share, to an investor for a total purchase price of $3.0 million, or $1.952 per share, pursuant to a common stock purchase agreement, dated March 27, 2026, by and between the Company and the investor.

Crohn's and Colitis Foundation Research Program Funding Agreement

The CCF has agreed to provide up to a $0.5 million investment to support the Company’s Phase 1b research program related to PALI-2108. In the three months ended March 31, 2026, the CCF settled CCF Milestone 1 in the amount of $250,000. Pursuant to the CCF Agreement, for each CCF Milestone payment received, within 30 days the Company must issue shares of its common stock equal to the CCF Milestone Amount divided by 80% of the closing price of the Company’s common stock on the date of the respective milestone's cash receipt date. Accordingly, in the three months ended March 31, 2026, the Company issued 191,717 shares of its common stock, par value $0.01 per share, to the CCF.

October 2025 Offering

On October 2, 2025, the Company completed an underwritten offering of common stock and pre-funded warrants to purchase common stock for net proceeds of $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million.

Common Stock Warrants Outstanding and Warrant Activity

The following table summarizes the Company's outstanding and exercisable common stock warrants as of March 31, 2026:

Common Stock Warrants	Classification	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
October 2025 Offering Pre-Funded Common Stock Warrants	Equity-Classified	43,866,568	$0.0001	Perpetual	(1)
July 2025 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	8,637,810	0.9047	4.68
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	113,804	10.97	2.84
Series 2 Common Stock Warrants	Equity-classified	6,748	0.70	1.37
Bridge and January 2022 Common Stock Warrants	Liability-classified	2,612	2,804.69	0.38
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	5,188,545	1.69	4.43
All Other Common Stock Warrants	Equity-classified	775	11,603.25	1.20
Total Warrants Outstanding and Exercisable, March 31, 2026		57,816,862	0.59	4.57	(1)

(1) The pre-funded common stock warrants outstanding as of March 31, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

Of the outstanding common stock warrants, only the Series 2 Common Stock Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes all common stock warrant activity during the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2025	64,031,148	$0.53	4.81	(1)
Granted	—	—
Exercised	(6,214,285)	0.0001
Forfeited, expired or cancelled	(1)	20,692.50
Warrants outstanding, March 31, 2026	57,816,862	0.59	4.57	(1)

(1) The pre-funded common stock warrants outstanding as of March 31, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the three months ended March 31, 2026, the Company granted 3,717,500 RSUs at a weighted-average grant date fair value of $1.72 per RSU, and the Company granted 254,200 PSUs at a weighted-average grant date fair value of $1.38 per PSU. The Company granted no stock options during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company granted 108,600 stock options at a weighted-average grant date fair value of $1.02 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. The Company granted no PSUs during the three months ended March 31, 2025.

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

Compensation expense associated with the ESPP was approximately $6,000 and $12,000 in the three months ended March 31, 2026 and March 31, 2025, respectively.

Share-Based Compensation Expense

The allocation of stock-based compensation for the Company's equity-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Research and development expense	$1,963	$23
General and administrative expense	2,328	34
Total	$4,291	$57

As of March 31, 2026, the unrecognized compensation cost related to outstanding stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.46 years, and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $46.0 million, which is expected to be recognized over a weighted-average period of approximately 2.57 years.

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

Prior to receiving regulatory approval to commence a Phase 1 clinical trial (as such term is defined in the Giiant License Agreement) (the “Proof of Concept”), each of the Company and Giiant was solely responsible for all costs and expenses incurred by such party for the joint development of the Giiant Licensed Assets, except as set forth in the development plan and development budget for the Giiant Licensed Assets (the “Giiant Development Plan”). Upon reaching the Proof of Concept, which occurred in October of 2024, the Company became solely responsible for all costs and expenses incurred for the development, manufacturing, regulatory and commercialization of the Giiant Licensed Assets.

For the three months ended March 31, 2026, the Company recognized no expenses related to the joint development of the Giiant Licensed Assets pursuant to the Giiant Development Plan. For the three months ended March 31, 2025, the Company recognized a net credit related to the Giiant Development Plan of approximately $0.6 million, which consisted primarily of funds received by the Company from Giiant. Both the expenses related to the joint development plan and any credits for funds received by the Company from Giiant are included in research and development expenses in the condensed consolidated statements of operations.

Pursuant to the Giiant License Agreement, the Company is (i) required make certain payments upon the achievement of the development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of a mid-single-digit percentage of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties. On October 16, 2025, the Company determined that the first of the development milestones pursuant to the Giiant License Agreement was achieved with the dosing of the first patient in the Company's Phase 1b clinical trial of PALI-2108 in a FSCD cohort. The Company settled this Giiant Milestone Payment in cash in the amount of $235,000 in the fourth quarter of 2025. As of March 31, 2026, one of the Giiant Milestone Payments remains, which could require the Company to make a payment in the low seven-digit range upon the achievement of the one remaining development milestone. There have been no other Giiant Milestone Payments made pursuant to the Giiant License Agreement.

Co-Development and Distribution Agreement with Newsoara

Prior to the completion of the Seneca Merger, LBS entered into a co-development and distribution agreement with Newsoara, a joint venture established with Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). Pursuant to the Newsoara Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Newsoara Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan. The Newsoara Licensed Products only include the drug asset referred to as LB1148.

In consideration of the rights granted to Newsoara under the Newsoara Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments of up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low six-digit range per licensed product upon achievement of a regulatory milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Newsoara Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patents rights, and royalties paid by Newsoara third parties. To date, Newsoara has met all of its payment obligations under the Newsoara Co-Development Agreement.

During the three months ended March 31, 2026 and 2025, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

License Agreements with the Regents of the University of California

Prior to the Seneca Merger, the Company entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148 on October 20, 2023, the Company terminated two of its license agreements with Regents. As of March 31, 2026, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company is obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment and milestone payments received from Newsoara. During the three months ended March 31, 2026, the Company recognized no sublicense fees and license maintenance fees of approximately $6,000 in research and development expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company recognized no sublicense fees or license maintenance fees due to Regents.

Licensed Legacy Assets

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

On October 22, 2024, Alto announced that its Phase 2b study of ALTO-100 in patients with major depressive disorder did not meet its primary endpoint. Notwithstanding, ALTO-100 is being evaluated as an adjunctive treatment in a Phase 2b study in bipolar depression with topline data expected in 2026. Upon the enrollment of a patient in a Phase 3 clinical trial of ALTO-100, if it occurs, a milestone payment of $1.5 million will be due to the Company from Alto under the ATA.

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

The Company's Series A Convertible Preferred Stock and certain of the Company's outstanding common stock warrants contain non-forfeitable rights to dividends with the common stockholders and therefore are considered to be participating securities. The Series A Convertible Preferred Stock and the common stock warrants do not have a contractual obligation to fund the losses of the Company; therefore, the application of the two-class method is not required when the Company is in a net loss position but is required if the Company is in a net income position. When in a net income position, diluted net earnings per common share is computed using the more dilutive of the two-class method or the if-converted and treasury stock methods.

Pursuant to the October 2025 Offering, on October 2, 2025, the Company issued pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share (the "October 2025 Offering Pre-Funded Common Stock Warrants"). Pursuant to the December 2024 Offering, on December 13, 2024, the Company issued pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share (the "December 2024 Offering Pre-funded Common Stock Warrants"). Both the October 2025 Offering Pre-funded Common Stock Warrants and the December 2024 Offering Pre-funded Common Stock Warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815-40. As of March 31, 2026 and March 31, 2025, 43,866,568 of the October 2025 Offering Pre-funded Common Stock Warrants and 399,000 of the December 2024 Offering Pre-funded Common Stock Warrants, respectively, remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the pre-funded warrants were issued. Therefore, the underlying common shares for the unexercised portion of the October 2025 Offering Pre-funded Common Stock Warrants have been included in the denominator for the calculation of basic and dilutive net loss per common share for the three months ended March 31, 2026, and the underlying common shares for the unexercised portion of the December 2024 Offering Pre-funded Common Stock Warrants have been included in the denominator for the calculation of basic and dilutive net loss per common share for the three months ended March 31, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three months ended March 31, 2026 and March 31, 2025 were calculated under the if-converted and treasury stock methods. For both the three months ended March 31, 2026 and March 31, 2025, basic and diluted net loss per common share were the same as all common stock equivalents other than the pre-funded warrants discussed above were anti-dilutive for all the periods presented.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per common share:
Net loss	$(9,600)	$(2,230)
Weighted average shares used in calculating basic and diluted net loss per common share	209,663,966	4,795,646
Basic and diluted net loss per common share	$(0.05)	$(0.47)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	March 31,
	2026	2025
Stock options	167,256	159,274
Service-based and performance-based restricted stock units	28,783,954	92,352
Common stock warrants	13,950,295	4,717,538
Series A Convertible Preferred Stock	8	8
Total	42,901,513	4,969,172

9. Commitments and Contingencies

Insurance Financing Arrangements

In June of 2025, the Company entered an agreement to finance an insurance policy that renewed in May of 2025. The financing arrangement entered in June of 2025 has a stated annual interest rate of 7.82% and is payable over a 9-month period with the first payment payable on June 30, 2025. The insurance financing arrangement is secured by the associated insurance policy. As of March 31, 2026 and December 31, 2025, the aggregate remaining balance under the Company's insurance financing arrangements in place at each time was zero and approximately $0.1 million, respectively, and is included in Insurance financing debt in the condensed consolidated balance sheets.

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through March 31, 2026, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, legal proceedings or claims, however, are subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

The Company's CODM uses Net loss that is reported on the condensed consolidated statements of operations for the purposes of assessing performance, allocating resources and planning, monitoring budget versus actual results, and forecasting future periods. The Company’s CODM views specific program spend within research and development expenses, research and development spend that is not allocated to specific programs, as well as general and administrative expenses as significant segment expenses. As a pre-product revenue company, the CODM considers budget versus actual results for expenses that are deemed significant and cash forecast models for assessing performance and to decide the level of investment in the Company’s operating and capital allocation activities.

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses for the three months ended March 31, 2026 and 2025 is included in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
PALI-2108 program expenses	$3,682	$568
Legacy program expenses	14	(58)
Other research and development expenses	2,834	453
Other general and administrative expenses	4,218	1,347
Total operating expenses	$10,748	$2,310

PALI-2108 program expenses are those expenses directly related with the development of the Company's only asset currently under development, PALI-2108. Legacy program expenses are those expenses directly related to its legacy assets, primarily LB1148, which the Company ceased developing in August of 2023. Other research and development expenses includes primarily employee-related expenses and research and development facility expenses, which are not allocated to specific programs, and non-cash losses associated with changes in the fair value of the Company's contingent consideration obligation. Other general and administrative expenses consist primarily of salary and employee-related costs and benefits, legal fees, investor and public relations, accounting and audit services, insurance costs, director and committee fees, and general corporate expenses. Excluded from other general and administrative expenses are intellectual property expenses and business development expenses that are allocated to program expenses.

For the three months ended March 31, 2026 and 2025, the other segment items that the Company used to aggregate with Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations include Interest expense and Other income, net.

The Company does not provide separate segment asset information to the CODM because the CODM does not review segment assets at a different asset level or category than those shown on the condensed consolidated balance sheets. All of the Company’s assets are located in the U.S.

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
•
Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2026 and 2025.
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

Our Precision Medicine Approach

We are developing a biomarker-based patient selection approach that we believe may aid clinicians in identifying patients who may better respond to PALI-2108, thereby improving the rate of clinical response previously demonstrated with PDE4 inhibitors. Our approach involves the use of clinical and multiomics data from large patient populations to identify PDE4-related biomarkers that are correlated with IBD, its severity, and which are modified with local PDE4-inhibitor therapy in the colon. Based on our research, we have initiated the development of corresponding biomarker assays for these PDE4-related biomarkers that we expect to use in our future clinical studies with the aim of developing regulatory approved tests for selecting potential responders to PALI-2108.

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

With a glucuronic acid-derived moiety, PALI-2108 is intended to limit absorption until activated by the colonic bacterium enzyme β-glucuronidase. We believe that localized bioactivation may help focus the effects of PALI-2108 where it would be most beneficial to a patient suffering from IBD.

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 is a single-center, randomized, double-blinded, placebo-controlled clinical study focused on safety, tolerability, and pharmacokinetics (“PK”) in both healthy volunteers and UC patients. The clinical study included an open-label UC patient cohort with multiple dosing arms in which we evaluated the pharmacodynamics ("PD") of PALI-2108 in healthy volunteers.

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

On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in fibrostenotic Crohn's disease ("FSCD") to evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. The Phase 1b study incorporated paired ileal biopsies and advanced molecular analyses, including cAMP quantification and RNA sequencing, to characterize treatment-induced changes in inflammatory and fibrotic signaling pathways.

On March 30, 2026, we announced positive results from the exploratory Phase 1b cohort in FSCD. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity in the five patients with FSCD that were dosed. We believe these data support the continued development of PALI-2108 as a potential first therapy designed to address both inflammatory and fibrotic components of Crohn’s disease.

We anticipate dosing the first patient in a Phase 2 clinical trial to assess PALI-2108’s efficacy, safety, and tolerability in patients with moderate to severe UC in the third quarter of 2026.

Planned Clinical Trial in the United States

In addition to conducting clinical studies in Canada, we anticipate the results from the Phase 1/1b UC program together with the data from the exploratory Phase 1b cohort in FSCD will support Investigational New Drug Application (“IND”) submissions to the FDA for a Phase 2 UC study in the second quarter of 2026 and a Phase 2 CD study in the second half of 2026.

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
•
regulatory expenses.

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and research laboratories in connection with our process development, manufacturing, preclinical and clinical development, and regulatory activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. As needed, we manage third parties that are engaged to conduct our (i) research activities, (ii) preclinical, clinical and translational science development activities, (iii) drug manufacturing activities, and (iv) process development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of (i) salary and employee-related costs and benefits, including stock-based compensation, (ii) professional fees for legal, intellectual property, investor and public relations, accounting and audit services, insurance costs, director and committee fees, and (iii) general corporate expenses.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$6,397	$950	$5,447	573%
General and administrative	4,351	1,360	2,991	220%
Total operating expenses	10,748	2,310	8,438	365%
Loss from operations	(10,748)	(2,310)	(8,438)	365%
Other (expense) income:
Interest expense	(1)	(1)	—	—
Other income, net	1,149	81	1,068	1319%
Total other income, net	1,148	80	1,068	1335%
Net loss	$(9,600)	$(2,230)	$(7,370)	330%

Research and Development Expenses

Our research and development expenses increased by approximately $5.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is primarily attributable to (i) an approximately $2.4 million increase in research and development employee-related expenses, (ii) an approximately $1.2 million net increase in clinical trial-related expenses associated with the ongoing clinical trials of PALI-2108, (iii) an approximately $1.2 million increase in chemistry, manufacturing and controls ("CMC") expenses, and (iv) an approximately $0.6 million reduction in research and development expenses directly related to the preclinical joint development of PALI-2108 that was recognized in the three months ended March 31, 2025 and did not recur in three months ended March 31, 2026.

The increase in research and development employee-related expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to an approximately $2.0 million increase in non-cash share-based compensation expense and an approximately $0.4 million increase in research and development salaries and benefits expense due to higher research and development headcount necessary to support our PALI-2108 development strategy.

We recognized clinical trial-related expenses of approximately $2.3 million for the three months ended March 31, 2026, compared to clinical trial-related expenses of $1.1 million for the three months ended March 31, 2025, an increase of approximately $1.2 million. CMC expenses increased from virtually none for the three months ended March 31, 2025 to approximately $1.2 million for the three months ended March 31, 2026. Both the increase in clinical trial-related expenses and CMC expenses was attributable to increased activity related to our ongoing clinical trials of PALI-2108.

We recognized no preclinical joint development costs associated with our research collaboration and license agreement with Giiant Pharma Inc. ("Giiant") for the three months ended March 31, 2026. For the three months ended March 31, 2025, we recognized a reduction in preclinical joint development costs of $0.6 million that was related to funds received by us from Giiant. We expect no significant preclinical joint development costs associated with our research collaboration and license agreement Giiant in future periods.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $3.0 million from approximately $1.4 million for the three months ended March 31, 2025 to approximately $4.4 million for the three months ended March 31, 2026. The increase was primarily as a result of an approximately $2.5 million increase in general and administrative employee-related expenses due to an approximately $2.3 million increase in non-cash share-based compensation expense and an approximately $0.2 million increase in general and administrative salaries and benefits, and an approximately $0.5 million increase in professional fees, primarily legal fees.

Other (expense) income

Other income, net, for the three months ended March 31, 2026 and 2025 consists primarily of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The increase of $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is due to the increased investment of excess cash in money market accounts after the October 2025 Offering, which is further described below.

Liquidity and Capital Resources

We expect to incur substantial losses for the foreseeable future. Since our inception, we have financed our operations through the sales of our securities, issuance of debt, the exercise of common stock warrants, and to a lesser degree, grants and research contracts as well as the licensing of our intellectual property to third parties.

The October 2025 Offering, as further described below, significantly increased our available working capital and our ability to fund our operations into the foreseeable future. Based on our current operating plan and our cash and cash equivalents balance of $132.6 million as of March 31, 2026, management believes that we have sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC that is expected in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 for CD that is expected in early 2028.

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

Pursuant to the underwritten offering of common stock and pre-funded warrants we completed on October 2, 2025 (the "October 2025 Offering"), we issued and sold (a) 113,240,564 shares of our common stock, par value $0.01 per share, at a public offering price of $0.70 per share, and (b) 83,914,280 pre-funded warrants to purchase one share of the our common stock, par value $0.01 per share, at a public offering price of $0.6999 per share. Net proceeds from the offering, including the full exercise of the underwriter's over-allotment option, were approximately $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of UC and CD.

Refer to Note 5, Stockholders' Equity in Part I Item 1 of this Quarterly Report on Form 10-Q for further details of our recent equity transactions.

Cash Flows

As of March 31, 2026, we had $132.7 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,890)	$(2,333)
Net cash provided by (used in) financing activities	3,133	(258)

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $3.9 million for the three months ended March 31, 2026, which reflects an approximately $9.6 million net loss adjusted for (i) approximately $1.4 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $4.3 million non-cash expense recognized for stock-based compensation and related charges. The net cash inflow from operating assets and liabilities was primarily attributable to an approximately $2.6 million cash inflow from an increase in accounts payable and accrued liabilities as of March 31, 2026, compared to December 31, 2025, primarily due to higher clinical trial-related expenses as a result of increased clinical trial activity, partially offset by net cash outflow of approximately $1.2 million driven by the payment of annual employee cash bonuses in the period.

Cash used in operating activities was approximately $2.3 million for the three months ended March 31, 2025, which reflects an approximately $2.2 million net loss adjusted for (i) approximately $0.2 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.1 million non-cash expense recognized for stock-based compensation and related charges. The net cash outflow from operating assets and liabilities was primarily attributable to a net cash outflow of approximately $0.6 million driven by the payment of annual employee cash bonuses in the period, partially offset by an increase in accounts payable and accrued liabilities as of March 31, 2025, compared to December 31, 2024. The increase in accounts payable and accrued liabilities was primarily due to higher accrued clinical trial-related expenses partially offset by lower accrued joint development expenses associated with our research collaboration and license agreement with Giiant.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities of approximately $3.1 million was primarily attributable to net cash proceeds of approximately $3.2 million from the issuance of our common stock to an investor and the issuance of our common stock in association with the Crohn's and Colitis Foundation Research Program Funding Agreement, both of which are described in Note 5, Stockholders' Equity in Part I Item 1 of this Quarterly Report on Form 10-Q, partially offset by the payment of equity issuance costs related to the October 2025 Offering and payments made on our insurance financing arrangement, which totaled approximately $0.1 million.

For the three months ended March 31, 2025, cash used in financing activities of approximately $0.3 million was attributable to the payment of equity issuance costs of approximately $0.2 million, related to our underwritten equity offering completed in December of 2024, and payments made on our insurance financing arrangement of approximately $0.1 million.

Contractual Obligations

We currently have no significant contractual obligations.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $132.6 million as of March 31, 2026, we believe we have sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC that is expected in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 for CD that is expected in early 2028. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than anticipated. Further, beyond the readout expected in early 2028, we will require additional financing to continue at our expected level of operations, which would include a potential Phase 3 clinical trial and possible commercialization of PALI-2108 for the treatment of UC and CD.

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

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements for the quarter ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As previously disclosed, during the quarter ended June 30, 2021, we identified a material weakness in our internal controls over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the Committee of Sponsoring Organizations 2013 Framework. If not remediated, or if we identify further material weaknesses in its internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our condensed consolidated financial statements and a failure to meet its reporting and financial obligations.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of March 31, 2026. The material weakness continues to be present as of March 31, 2026.

Remediation Efforts related to the Material Weakness

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weakness.

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
(v)
We will continue to implement, as needed, additional key internal controls designed to address the potential risks identified in our business processes. Our existing and any additional controls implemented will be tested for operating effectiveness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We recently completed a Phase 1 clinical trial of PALI-2108 in Canada, and the U.S. Food and Drug Administration (“FDA”) or applicable foreign regulatory authorities may not accept data generated from trials conducted outside of the U.S.
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
•
Failure to remediate a material weakness in internal controls over financial reporting could result in material misstatements in our condensed consolidated financial statements.

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

On October 9, 2024, Health Canada approved our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. On November 7, 2024, we commenced the Phase 1 clinical trial of PALI-2108. On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025 and September 17, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in FSCD to evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. On March 30, 2026, we announced positive results from the exploratory Phase 1b cohort in FSCD. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity in the five patients with FSCD that were dosed.

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

We recently completed a Phase 1 clinical trial of PALI-2108 in Canada, and the FDA or applicable foreign regulatory authorities may not accept data generated from trials conducted outside of the U.S.

We recently completed a Phase 1 clinical trial of PALI-2108 in Canada. However, we have not received approval from the FDA to commence any clinical trials in the U.S., and there is no guarantee that we will be able to obtain such approval in a timely manner, if at all. The FDA’s acceptance of foreign clinical data is subject to certain conditions, including whether the trial was conducted in accordance with good clinical practices (“GCP”) and whether the FDA can validate the trial data through on-site inspections or other means. Moreover, the FDA will assess whether the trial design, patient population, endpoints, and other factors meet the standards expected for clinical trials conducted within the U.S.

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

We have historically funded our operations and prior development efforts through the sale of our securities. We believe we currently have sufficient capital to fund our operations through major clinical development milestones including a Phase 2 primary efficacy readout of PALI-2108 for UC that is expected in the second half of 2027 and a Phase 2 primary efficacy readout of PALI-2108 CD that is expected in early 2028. Notwithstanding the foregoing, we may need to secure additional funding. If we are not able to obtain additional capital in the future or on acceptable terms, we may need to curtail our anticipated clinical trials as well as our operations.

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

PALI-2108 will require significant development, clinical testing, possibly additional preclinical studies, and the investment of significant funds to gain regulatory approval before it can be commercialized. Although we recently completed a Phase 1 clinical trial in Canada, there can be no assurances that we will gain regulatory approval from the FDA, or any other regulatory agency, to conduct our Phase 2 and/or Phase 3 clinical trials in the U.S., or other foreign jurisdictions. The results of our human clinical testing of PALI-2108 may not meet applicable regulatory requirements. If approved in a jurisdiction, PALI-2108 may also require the completion of post-market studies. The process of completing clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective throughout our clinical trials or receive applicable regulatory approvals.

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

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We only have a limited history upon which we can evaluate our ability to develop PALI-2108. We commenced our initial Phase 1 clinical trial of PALI-2108 in November of 2024. While we have completed this Phase 1 clinical trial, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

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

We retained a CRO to oversee our Phase 1 clinical trial for PALI-2108 in Canada. We intend to rely on third-party CROs to conduct and oversee our other anticipated clinical trials and other aspects of product development. We also expect to rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCP requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We expect to rely heavily on these parties for the execution of our clinical trials and any additionally required preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and GLP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities, such as Health Canada, with respect to our clinical trials for PALI-2108. Regulatory authorities enforce these GCP or GLP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP regulations, or reveal noncompliance from an audit or inspection, any clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority such regulatory authority will determine whether any of our clinical trials comply with applicable GCP or GLP regulations. In addition, our clinical trials generally must be conducted with compounds produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would be costly and delay the regulatory approval process. In the event that we are unable to retain a qualified CRO for any of our anticipated clinical trials, it would delay planned clinical operations and result in additional cost and expense. Additionally, if any of our CROs that we retain currently or in the future were to terminate their involvement with us, there is no assurance that we would be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

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

We do not currently have, nor do we currently plan to acquire, the infrastructure or capability to supply, store, manufacture or distribute clinical or commercial quantities of drug substances or products. Although we have entered into a supply agreement to provide us with such drug substances or products for our ongoing clinical trials, our future ability to develop and commercialize, if approved, our product candidates is dependent on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, we may be unable to continue to develop or commercialize our products and product candidates, which could adversely affect us and our business.

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

Failure to remediate a material weakness in internal controls over financial reporting could result in material misstatements in our condensed consolidated financial statements.

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

If our remaining material weakness, which management concluded is still present as of the date of these financial statements, is not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our condensed consolidated financial statements and a failure to meet our reporting and financial obligations.

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

Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”). There are a number of continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq, including the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). Although we are in compliance with the Bid Price Rule as of the date of this Quarterly Report on Form 10-Q, we have been unable to comply with this rule in the past. For example, in October of 2023, we were notified that we were no longer in compliance with the Bid Price Rule and had 180 days to cure such deficiency. On April 5, 2024, we effected a 1-for-15 reverse stock split and we were notified by the Nasdaq that as of April 19, 2024, we were back in compliance with the Bid Price Rule. On April 30, 2025, we were notified again that we were no longer in compliance with the Bid Price Rule and had 180 calendar days to cure such deficiency. On August 5, 2025, the bid price of our common stock did close above $1.00 for 10 consecutive trading days, however, we were notified on August 6, 2025 that Nasdaq was exercising its discretion to continue monitoring our stock price beyond this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). As of October 15, 2025, the bid price of our common stock again closed above $1.00 for 10 consecutive days and we received a minimum bid price compliance letter from Nasdaq confirming that we regained compliance with Listing Rule 5550(a)(2), and that the matter is now closed.

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

Our management identified a material weakness in our internal control over financial reporting. If we do not remediate this material weakness, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective internal financial and accounting controls and procedures could result in material misstatements in our condensed consolidated financial statements and a failure to meet our reporting and financial obligations.

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

We are entitled under our Certificate of Incorporation to issue up to 300,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of March 31, 2026, we had outstanding, common stock or securities convertible into common stock, totaling 254,189,782 shares. As a result, we are authorized to issue up to an additional 45,810,218 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2026, we issued and sold 191,717 shares of our common stock, par value $0.01 per share, to the Crohn’s & Colitis Foundation (the “CCF”) for a total purchase price of $250,000, or a discounted stock price of $1.30 per share, pursuant to the Research Program Funding Agreement, which we entered into with the CCF on December 17, 2025.

On March 27, 2026, we issued and sold 1,536,885 shares of our common stock, par value $0.01 per share, to an investor for a total purchase price of $3.0 million, or $1.952 per share, pursuant to a common stock purchase agreement, dated March 27, 2026, by and between the Company and the investor.

The sales of the securities described above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. No underwriters were involved in the sales.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Equity Award Policy

On May 6, 2026, our board of directors approved and adopted the Palisade Bio, Inc. Equity Award Policy (the “Equity Award Policy”), which is effective as of January 1, 2026 (the “Effective Date”). Under the Equity Award Policy, upon the death of a grantee, (i) each time based equity award that is outstanding and unvested will become fully vested and (ii) each performance-based equity award that is outstanding and unvested will vest as to the proportion of the award that would vest based on the Company’s actual performance (determined by the Company in its sole discretion) as of the end of the fiscal quarter occurring after the grantee’s death, with the portion of the total award that vests being prorated based on the portion of the performance period that the grantee completes through the date of his or her death. The Equity Award Policy applies to all equity awards granted to the Company’s officers, employees and non-employee directors before, on or after the Effective Date.

The foregoing description of the Equity Award Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Award Policy, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of document
10.1*	Palisade Bio, Inc. Equity Award Policy.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: May 12, 2026	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)