Form 10-Q
period 2026-06-30
PALISADE BIO, INC.
filed 2026-08-10
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, there were 174,270,558 shares of common stock, $0.01 par value, outstanding. This number does not include 37,814,754 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 6, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 4600 South Syracuse Street, Suite 900, Denver, Colorado, 80237.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$125,172	$133,385
Accounts receivable	500	—
Prepaid expenses and other current assets	1,588	836
Total current assets	127,260	134,221
Restricted cash	55	55
Other noncurrent assets	—	68
Total assets	$127,315	$134,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,835	$767
Accrued liabilities	3,136	2,187
Accrued compensation and benefits	275	1,298
Share liability	—	313
Insurance financing debt	—	71
Total current liabilities	5,246	4,636
Derivative liability	62	62
Contingent consideration obligation	259	266
Total liabilities	5,567	4,964
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at June 30, 2026 and December 31, 2025	2	2
Common stock, $0.01 par value; 450,000,000 and 300,000,000 shares authorized;173,595,201 and 159,444,017 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,735	1,594
Additional paid-in capital	292,910	280,509
Accumulated deficit	(172,899)	(152,725)
Total stockholders' equity	121,748	129,380
Total liabilities and stockholders' equity	$127,315	$134,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue	$500	$—	$500	$—
Operating expenses:
Research and development	7,400	1,675	13,797	2,625
General and administrative	4,798	1,168	9,149	2,528
Total operating expenses	12,198	2,843	22,946	5,153
Loss from operations	(11,698)	(2,843)	(22,446)	(5,153)
Other (expense) income:
Interest expense	—	(2)	(1)	(3)
Other income, net	1,124	61	2,273	142
Total other income, net	1,124	59	2,272	139
Net loss	$(10,574)	$(2,784)	$(20,174)	$(5,014)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	211,381,969	4,797,196	210,528,231	4,796,434
Basic and diluted net loss per common share	$(0.05)	$(0.58)	$(0.10)	$(1.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	200,000	$2	167,421,702	$1,674	$288,011	$(162,325)	$127,362
Net loss	—	—	—	—	—	(10,574)	(10,574)
Stock-based compensation expense and related charges	—	—	—	—	4,785	—	4,785
Issuance of common stock to vendors	—	—	5,000	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	13,031	—	20	—	20
Issuance of common stock in connection with exercise of warrants	—	—	6,155,468	61	94	—	155
Balance, June 30, 2026	200,000	$2	173,595,201	$1,735	$292,910	$(172,899)	$121,748

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	200,000	$2	4,396,646	$43	$143,460	$(138,174)	$5,331
Net loss	—	—	—	—	—	(2,784)	(2,784)
Stock-based compensation expense and related charges	—	—	—	—	69	—	69
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with exercise of warrants	—	—	399,000	5	(4)	—	1
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited

	Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	200,000	$2	159,444,017	$1,594	$280,509	$(152,725)	$129,380
Net loss	—	—	—	—	—	(20,174)	(20,174)
Stock-based compensation expense and related charges	—	—	—	—	9,082	—	9,082
Issuance of common stock to vendors	—	—	10,000	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	29,798	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	13,031	—	20	—	20
Issuance of common stock in connection with exercise of warrants	—	—	12,369,753	123	32	—	155
Issuance of common stock in connection with Crohn's and Colitis Foundation Agreement (Note 5)	—	—	191,717	2	311	—	313
Issuance of common stock in connection with stock purchase agreement, net of issuance costs of $28 (Note 5)	—	—	1,536,885	16	2,956	—	2,972
Balance, June 30, 2026	200,000	$2	173,595,201	$1,735	$292,910	$(172,899)	$121,748

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(5,014)	(5,014)
Stock-based compensation expense and related charges	—	—	—	—	138	—	138
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with exercise of warrants	—	—	2,027,000	21	(20)	—	1
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025

Net loss	$(20,174)	$(5,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2
Non-cash operating lease expense	—	62
Recurring fair value measurements of liabilities	(7)	(9)
Write-off of deferred equity issuance costs	—	75
Stock-based compensation and related charges	9,082	138
Changes in operating assets and liabilities:
Accounts receivable	(500)	—
Prepaid and other current assets and other noncurrent assets	(915)	(18)
Accounts payable and accrued liabilities	2,044	1,210
Accrued compensation and benefits	(1,023)	(530)
Operating lease liabilities	—	(66)
Net cash used in operating activities	(11,493)	(4,150)
Cash flows from financing activities:
Payments on insurance financing debt	(71)	(80)
Proceeds from issuance of common stock	3,250	—
Proceeds from the exercise of warrants	155	1
Payment of equity issuance costs	(74)	(178)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	3
Net cash provided by (used in) financing activities	3,280	(254)
Net decrease in cash, cash equivalents and restricted cash	(8,213)	(4,404)
Cash, cash equivalents and restricted cash, beginning of year	133,440	9,847
Cash, cash equivalents and restricted cash, end of period	$125,227	$5,443
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$125,172	$5,417
Restricted cash	55	26
Total cash, cash equivalents and restricted cash	$125,227	$5,443
Supplemental disclosures of cash flow information:
Interest paid	$1	$1
Supplemental disclosures of non-cash investing and financing activities:
Deferred equity issuance costs included in accounts payable and accrued liabilities	$19	$—
Payment of equity issuance costs previously included in accounts payable and accrued liabilities	46	—
Fair value of common shares issued in settlement of share liability (Note 4)	313	—
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	—	312

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

Description of Business

The Company is a clinical-stage biopharmaceutical company developing next-generation prodrugs for patients with inflammatory and fibrotic diseases. The Company's lead clinical product candidate, PALI-2108, is being advanced into Phase 2 clinical trials as a treatment for patients living with inflammatory bowel disease, including ulcerative colitis and Crohn’s disease.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net operating losses and negative cash flows from operations since its inception. The Company expects to continue to incur net losses in the foreseeable future. The successful transition to achieving profitability is dependent upon achieving a level of revenues adequate to support the Company’s costs. There can be no assurance that such profitability will ever be achieved. To fund its operations, the Company has historically relied primarily on equity financings.

On October 2, 2025, the Company closed on an equity offering for net proceeds to the Company of $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million (the "October 2025 Offering"), which significantly increased the Company's available working capital and its ability to fund its operations into the foreseeable future. Although the Company still anticipates incurring net operating losses and negative cash flows from operations into the foreseeable future, based on its current operating plan and based upon its cash and cash equivalents balance of $125.2 million as of June 30, 2026, management has concluded the Company has sufficient capital to fund its operations for at least a period of one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

In management’s opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and notes included in the Company’s financial statements filed in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026 ("Form 10-K").

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Form 10-K.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and six months ended June 30, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$687	$355
Other current receivables	3	264
Prepaid subscriptions and fees	337	145
Prepaid software licenses	59	60
Deferred equity issuance costs	70	—
Prepaid research and development expenses	426	7
Prepaid other	6	5
	$1,588	$836

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. As of June 30, 2026, the entire balance of deferred equity issuance costs consists of legal, accounting and other direct and incremental costs directly attributable to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on May 21, 2026.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued accounts payable	$173	$163
Accrued clinical trial expenses	806	801
Accrued chemistry, manufacturing and controls ("CMC") expenses	833	543
Accrued preclinical and translational science expenses	992	188
Accrued director stipends	64	59
Accrued other	268	433
	$3,136	$2,187

4. Fair Value Measurements

The following tables reflect the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	Cash and cash equivalents	$125,131	$—	$—	$125,131
Total		$125,131	$—	$—	$125,131
Liabilities:
Derivative Liability	Derivative Liability	$62	$—	$—	$62
Contingent Consideration Obligation	Contingent Consideration Obligation	—	—	259	259
Total		$62	$—	$259	$321

December 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	Cash and cash equivalents	$132,399	$—	$—	$132,399
Total		$132,399	$—	$—	$132,399
Liabilities:
Share Liability	Share Liability	$313	$—	$—	$313
Derivative Liability	Derivative Liability	62	—	—	62
Contingent Consideration Obligation	Contingent Consideration Obligation	—	—	266	266
Total		$375	$—	$266	$641

Cash and Cash Equivalents

The Company invests its excess cash in money market funds that are classified as level 1 in the fair value hierarchy, due to their short-term maturity of three months or less, and measures fair value based on quoted prices in active markets for identical assets.

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

Share Liability and Derivative Liability

On December 17, 2025 (the “Execution Date”), the Company entered into a Research Program Funding Agreement with the Crohn’s and Colitis Foundation (the “CCF”), in which the CCF agreed to provide up to a $0.5 million investment to support the Company’s Phase 1b research program related to PALI-2108 in return for shares of the Company's common stock.

The funding is payable in three tranches (“CCF Milestone Amount”) subject to the achievement of specified milestones. The first milestone (“CCF Milestone 1”) in the amount of $250,000 was due to the Company within approximately 45 days of the Execution Date. Accordingly, as of December 31, 2025, the Company recognized a $250,000 other current receivable for the amount due from CCF in Prepaid and other current assets in the condensed consolidated balance sheets. Pursuant to Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company also recognized CCF Milestone 1 as a financial instrument that requires liability classification initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. Accordingly, as of December 31, 2025, the Company recognized the fair value of CCF Milestone 1 of $312,500 in Share liability in the condensed consolidated balance sheets. In the first quarter of 2026, CCF Milestone 1 was settled in cash, which reduced both the other current receivable and the Share liability to zero as of June 30, 2026. There was no change in the fair value of the Share liability prior to its cash settlement.

The second milestone (“CCF Milestone 2”) is in the amount of $200,000 and is due based on achievement of certain research deliverables. The third milestone (“CCF Milestone 3”) is in the amount of $50,000 and is due upon the final Phase 1b study report. Pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815-40"), CCF Milestone 2 and CCF Milestone 3 were determined to be derivative liabilities initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. As of June 30, 2026, neither CCF Milestone 2 nor CCF Milestone 3 has been met. As of both June 30, 2026 and December 31, 2025, the fair value of CCF Milestone 2 was determined to be $50,000 and the fair value of CCF Milestone 3 was determined to be $12,500. The fair value of each of CCF Milestone 2 and CCF Milestone 3 is recognized in Derivative liability in the condensed consolidated balance sheets. There was no change in the fair value of the Derivative liability in the three and six months ended June 30, 2026.

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

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of June 30, 2026 included a discount rate of 23.7% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is measured at its fair value on a recurring basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Contingent Consideration Obligation	2026	2025	2026	2025
Fair value at beginning of period	$271	$149	$266	$150
Change in fair value during the period	(12)	(8)	(7)	(9)
Fair value at end of period	$259	$141	$259	$141

As of June 30, 2026 and December 31, 2025, the entire amount of the contingent consideration obligation of approximately $259,000 and $266,000, respectively, was classified as a noncurrent liability in Contingent consideration obligation in the condensed consolidated balance sheets since it is not expected to be settled within one-year of the respective balance sheet date.

Financial Instruments Not Required to be Remeasured at Fair Value

The Company's other financial assets and liabilities, including restricted cash, accounts receivable, other current receivables, accounts payable, and accrued liabilities are not remeasured to fair value, as the carrying amount of each approximates its fair value due to the short-term nature of these instruments. The carrying value of the Company’s insurance financing debt also approximated its fair value as of December 31, 2025 due to the short-term nature of the instrument and the market rate of interest, which is based on level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

None of the Company’s non-financial assets or liabilities are recognized at fair value on a nonrecurring basis.

5. Stockholders’ Equity

Classes of Stock

Common Stock

On June 10, 2026, the Company held its annual meeting of stockholders at which time the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company's $0.01 par value common stock from 300,000,000 shares to 450,000,000 shares. The Company subsequently amended its Amended and Restated Certificate of Incorporation to reflect the increase. As of June 30, 2026, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Preferred Stock

As of June 30, 2026, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

Recent Equity Transactions

Common Stock Purchase Agreement

On March 27, 2026, the Company issued and sold 1,536,885 shares of its common stock, par value $0.01 per share, to an investor for a total purchase price of $3.0 million, or $1.952 per share, pursuant to a common stock purchase agreement, dated March 27, 2026, by and between the Company and the investor. The Company recognized net equity issuance costs of approximately $28,000 against the additional paid-in capital recognized in this transaction.

Crohn's and Colitis Foundation Research Program Funding Agreement

The CCF has agreed to provide up to a $0.5 million investment to support the Company’s Phase 1b research program related to PALI-2108. In the first quarter of 2026, the CCF settled CCF Milestone 1 in the amount of $250,000.

Pursuant to the CCF Agreement, for each CCF Milestone payment received, within 30 days the Company must issue shares of its common stock equal to the CCF Milestone Amount divided by 80% of the closing price of the Company’s common stock on the date of the respective milestone's cash receipt date. Accordingly, in the first quarter of 2026, the Company issued 191,717 shares of its common stock, par value $0.01 per share, to the CCF. As of June 30, 2026, neither CCF Milestone 2 nor CCF Milestone 3 has been met.

October 2025 Offering

On October 2, 2025, the Company completed an underwritten offering of common stock and pre-funded warrants to purchase common stock for net proceeds of $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million.

Common Stock Warrants Outstanding and Warrant Activity

The following table summarizes the Company's outstanding and exercisable common stock warrants as of June 30, 2026:

Common Stock Warrants	Classification	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
October 2025 Offering Pre-Funded Common Stock Warrants	Equity-classified	37,814,754	$0.0001	Perpetual	(1)
July 2025 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	8,637,810	0.9047	4.43
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	113,804	10.97	2.59
Series 2 Common Stock Warrants	Equity-classified	6,748	0.70	1.12
Bridge and January 2022 Common Stock Warrants	Liability-classified	2,612	2,804.69	0.13
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	5,084,891	1.70	4.19
All Other Common Stock Warrants	Equity-classified	775	11,603.25	0.95
Total Warrants Outstanding and Exercisable, June 30, 2026		51,661,394	0.66	4.32	(1)

(1) The pre-funded common stock warrants outstanding as of June 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

Of the outstanding common stock warrants, only the Series 2 Common Stock Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes all common stock warrant activity during the six months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2025	64,031,148	$0.53	4.81	(1)
Granted	—	—
Exercised	(12,369,753)	0.0126
Forfeited, expired or cancelled	(1)	20,692.50
Warrants outstanding, June 30, 2026	51,661,394	0.66	4.32	(1)

(1) The pre-funded common stock warrants outstanding as of June 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the six months ended June 30, 2026, the Company granted 7,209,608 RSUs at a weighted-average grant date fair value of $1.71 per RSU, and the Company granted 254,200 PSUs at a weighted-average grant date fair value of $1.38 per PSU. The Company granted no stock options during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company granted 108,600 stock options at a weighted-average grant date fair value of $1.02 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. The Company granted no PSUs during the six months ended June 30, 2025.

Employee Stock Purchase Plan

The Company offers its employees an opportunity to participate in its stockholder-approved Palisade Bio, Inc. 2021 Amended and Restated Employee Stock Purchase Plan (the "ESPP"). All employees are eligible to participate in the ESPP while employed by the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed $25,000 in a calendar year, or 5,000 shares of the Company's common stock each offering period, as defined in the ESPP, at a price equal to 85% of the fair value of the Company's common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Compensation expense associated with the ESPP was approximately $10,000 and $16,000 in the three and six months ended June 30, 2026, respectively, and approximately $9,000 and $21,000 in the three and six months ended June 30, 2025, respectively.

Share-Based Compensation Expense

The allocation of stock-based compensation for the Company's equity-based awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expense	$2,072	$25	$4,035	$48
General and administrative expense	2,703	35	5,031	69
Total	$4,775	$60	$9,066	$117

As of June 30, 2026, the unrecognized compensation cost related to outstanding stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.46 years, and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $46.9 million, which is expected to be recognized over a weighted-average period of approximately 2.40 years.

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

For the three and six months ended June 30, 2026, the Company recognized no expenses related to the joint development of the Giiant Licensed Assets pursuant to the Giiant Development Plan. For the three months ended June 30, 2025, the Company recognized expenses of approximately $22,000 related to the joint development of the Giiant Licensed Assets. For the six months ended June 30, 2025, the Company recognized a net credit related to the joint development of the Giiant Licensed Assets of approximately $0.6 million, which consisted primarily of funds received by the Company from Giiant. Both the expenses related to the joint development plan and any credits for funds received by the Company from Giiant are included in research and development expenses in the condensed consolidated statements of operations.

Pursuant to the Giiant License Agreement, the Company is (i) required to make certain payments upon the achievement of the development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of a mid-single-digit percentage of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low-eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties. On October 16, 2025, the Company determined that the first of the development milestones pursuant to the Giiant License Agreement was achieved with the dosing of the first patient in the Company's exploratory Phase 1b clinical trial of PALI-2108 in a fibrostenotic Crohn's disease cohort. The Company settled this Giiant Milestone Payment in cash in the amount of $235,000 in the fourth quarter of 2025. As of June 30, 2026, one of the Giiant Milestone Payments remains, which could require the Company to make a payment in the low-seven-digit range upon the achievement of the one remaining development milestone. There have been no other Giiant Milestone Payments made pursuant to the Giiant License Agreement.

Co-Development and Distribution Agreement with Newsoara

Prior to the completion of the Seneca Merger, LBS entered into a co-development and distribution agreement with Newsoara, a joint venture established by Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). Pursuant to the Newsoara Co-Development Agreement (and subsequent assignment agreement), LBS granted or licensed to Newsoara an exclusive right under certain patents to develop, use, sell, offer to sell, import, and otherwise commercialize licensed products (the “Newsoara Licensed Products”) for any and all indications in the People’s Republic of China, including the regions of Hong Kong and Macao, but excluding Taiwan. The Newsoara Licensed Products only include the drug asset referred to as LB1148.

In consideration of the rights granted to Newsoara under the Newsoara Co-Development Agreement, Newsoara paid LBS a one-time upfront fee of $1.0 million. In addition, Newsoara is obligated to make (i) payments of up to $6.75 million in the aggregate upon achievement of certain regulatory and commercial milestones, (ii) payments in the low- six-digit range per licensed product upon achievement of a regulatory milestone, and (iii) tiered royalty payments ranging from the mid-single-digit to low-double-digit percentage range on annual net sales of Newsoara Licensed Products, subject to adjustment to the royalty percentage in certain events, including a change of control, the expiration of certain patent rights, and royalties paid by Newsoara to third parties. Other than the $0.5 million milestone payment discussed below, which is recognized as of June 30, 2026 in Accounts receivable in the condensed consolidated balance sheets, Newsoara has met all of its payment obligations under the Newsoara Co-Development Agreement. The Company recognized no Accounts receivable in its condensed consolidated balance sheets as of December 31, 2025, June 30, 2025 or December 31, 2024.

During the three and six months ended June 30, 2026, the Company recognized license revenue of $0.5 million earned upon Newsoara's achievement in the second quarter of 2026 of a development milestone pursuant to the Newsoara Co-Development Agreement. During the three and six months ended June 30, 2025, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

License Agreements with the Regents of the University of California

Prior to the Seneca Merger, the Company entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148 on October 20, 2023, the Company terminated two of its license agreements with Regents. As of June 30, 2026, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company was obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment on certain milestone payments, of which none of the milestone payments that may result on this obligation remain. Additionally, pursuant to the 2015 UC License, the Company is obligated to pay a low-single-digit percentage of the tiered royalty payments on annual net sales of Newsoara Licensed Products that it receives from Newsoara, if any. During the three and six months ended June 30, 2026, the Company recognized no sublicense fees and license maintenance fees of approximately $6,000 and $12,000, respectively, in research and development expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized no sublicense fees or license maintenance fees due to Regents.

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

Pursuant to the ATA, Alto will be required to pay the Company up to an aggregate of $4.5 million upon the achievement of certain development and regulatory approval milestones for NSI-189 (or a product containing or otherwise derived from NSI-189), which is now known as ALTO-100. If Alto sells or grants to a third party a license to the patents and other rights specific to ALTO-100 prior to the achievement of a specified clinical development milestone, Alto will be required to pay to the Company a low-double-digit percentage of any consideration received by Alto from such license or sale, provided that the maximum aggregate consideration Alto will be required to pay to the Company under the ATA, including the upfront payment and all potential milestones and transaction-related payments, will not exceed $5.0 million.

On October 22, 2024, Alto announced that its Phase 2b study of ALTO-100 in patients with major depressive disorder did not meet its primary endpoint. Notwithstanding, ALTO-100 is being evaluated as an adjunctive treatment in a Phase 2b study in bipolar depression with topline data expected in mid-2027. Upon the enrollment of a patient in a Phase 3 clinical trial of ALTO-100, if it occurs, a milestone payment of $1.5 million will be due to the Company from Alto under the ATA.

NSI-532.IGF-1

On October 27, 2022, the Company entered an agreement to license NSI-532.IGF-1 to the Regents of the University of Michigan ("University of Michigan") for maintaining NSI-532.IGF-1 cell lines, continued development, maintaining patent protection, and seeking licensees. The Company received no upfront fees for the license. NSI-532.IGF-1 is a preclinical cell therapy being investigated as a potential therapy for prevention and treatment of Alzheimer’s disease. The University of Michigan shall bear 100% of the costs for patent filing, prosecution, maintenance, and enforcement of the patent rights. The Company will receive 50% of net revenues received by the University of Michigan from the licensing of patent rights through the last-to-expire patent in patent rights, unless otherwise earlier terminated, less all reasonable and actual out-of-pocket costs incurred in the litigation of patent rights. To date, the Company has recognized no net revenues from the licensing of NSI-532.IGF-1.

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

Pursuant to the October 2025 Offering, on October 2, 2025, the Company issued pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share (the "October 2025 Offering Pre-Funded Common Stock Warrants"). The October 2025 Offering Pre-funded Common Stock Warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815-40. As of June 30, 2026, 37,814,754 of the October 2025 Offering Pre-funded Common Stock Warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the pre-funded warrants were issued. Therefore, the underlying common shares for the unexercised portion of the October 2025 Offering Pre-funded Common Stock Warrants have been included in the denominator for the calculation of basic and dilutive net loss per common share for the three and six months ended June 30, 2026. There were no pre-funded warrants outstanding at June 30, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and six months ended June 30, 2026 and June 30, 2025 were calculated using the if-converted and treasury stock methods. For both the three and six months ended June 30, 2026 and June 30, 2025, basic and diluted net loss per common share were the same as all common stock equivalents other than the pre-funded warrants that were outstanding at June 30, 2026, as discussed above, were anti-dilutive for all the periods presented.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per common share:
Net loss	$(10,574)	$(2,784)	$(20,174)	$(5,014)
Weighted average shares used in calculating basic and diluted net loss per common share	211,381,969	4,797,196	210,528,231	4,796,434
Basic and diluted net loss per common share	$(0.05)	$(0.58)	$(0.10)	$(1.05)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	June 30,
	2026	2025
Stock options	167,255	159,261
Service-based and performance-based restricted stock units	32,042,496	92,352
Common stock warrants	13,846,640	4,717,538
Series A Convertible Preferred Stock	8	8
Total	46,056,399	4,969,159

9. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company through June 30, 2026, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, legal proceedings or claims, however, are subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

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

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses for the three and six months ended June 30, 2026 and 2025 is included in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PALI-2108 program expenses	$4,440	$1,255	$8,122	$1,823
Legacy program expenses	60	—	74	(58)
Other research and development expenses	3,011	444	5,845	897
Other general and administrative expenses	4,687	1,144	8,905	2,491
Total operating expenses	$12,198	$2,843	$22,946	$5,153

PALI-2108 program expenses are those expenses directly related to the development of the Company's only asset currently under development, PALI-2108. Legacy program expenses are those expenses directly related to its legacy assets, primarily LB1148, which the Company ceased developing in August of 2023. Other research and development expenses include primarily employee-related expenses, which are not allocated to specific programs, and non-cash losses associated with changes in the fair value of the Company's contingent consideration obligation. Other general and administrative expenses consist primarily of salary and employee-related costs and benefits, legal fees, investor and public relations, accounting and audit services, taxes and insurance costs, director and committee fees, and general corporate expenses. Excluded from other general and administrative expenses are intellectual property expenses and business development expenses that are allocated to program expenses.

For the three and six months ended June 30, 2026 and 2025, the other segment items that the Company used to aggregate with Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations may include License revenue, Interest expense and Other income, net.

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
•
Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a clinical-stage biopharmaceutical company developing next-generation prodrugs for patients with inflammatory and fibrotic diseases. Our lead clinical product candidate, PALI-2108, is being advanced into Phase 2 clinical trials as a treatment for patients living with inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC") and Crohn's disease ("CD"). Despite the availability of multiple biologic and small-molecule therapies, many patients with UC and CD do not achieve durable remission, lose response over time, or discontinue treatment because of safety or tolerability limitations. We believe PALI-2108 has the potential to address these limitations through once-daily oral dosing, targeted lower-intestinal bioactivation and broad PDE4-mediated anti-inflammatory activity.

During the first half of 2026, we completed our Phase 1 clinical development program for PALI-2108 and advanced the program into Phase 2 development. In June 2026, the U.S. Food and Drug Administration ("FDA") cleared our Investigational New Drug Application (“IND”) for our global Phase 2 ASCENTRA-UC clinical trial, in which we expect to enroll our first patient in the second half of 2026. ASCENTRA-UC represents our first large, randomized, placebo-controlled clinical trial designed to evaluate the efficacy and safety of PALI-2108 in patients with moderately-to-severely active UC. In parallel, we are advancing plans for a Phase 2 clinical trial in CD and currently anticipate submitting an IND for that clinical trial in the second half of 2026. We believe these developments represent an important transition for the Company from early clinical evaluation into broader Phase 2 development across two IBD indications.

PALI-2108

Our lead clinical product candidate, PALI-2108, is a once-daily, oral prodrug designed for targeted delivery of phosphodiesterase-4 ("PDE4") inhibition to the terminal ileum and colon through local bacterial bioactivation. The prodrug is pharmacologically inactive until it reaches the lower intestine, where bacterial enzymes convert it into the active PDE4 inhibitor at sites of inflammation and fibrosis. This targeted activation strategy prevents absorption in the upper gut, enables sustained local exposure with controlled systemic distribution, and is engineered to reduce peak plasma levels, thereby improving the overall therapeutic index and reducing tolerability limitations such as diarrhea, nausea and headache that have constrained systemic PDE4 inhibitors.

With a glucuronic acid-derived moiety, PALI-2108 is intended to limit absorption until activated by the colonic bacterium enzyme β-glucuronidase. We believe that localized bioactivation may help focus the effects of PALI-2108 where it would be most beneficial to a patient suffering from IBD.

Our Precision Medicine Approach

We are developing a biomarker-based patient selection approach that we believe may aid clinicians in identifying patients who may better respond to PALI-2108, thereby improving the rate of clinical response previously demonstrated with PDE4 inhibitors. Our approach involves the use of clinical and multiomics data from large patient populations to identify PDE4-related biomarkers that are correlated with IBD, its severity, and which are modified with local PDE4-inhibitor therapy in the colon. Based on our research, we have initiated the development of corresponding biomarker assays for these PDE4-related biomarkers that we expect to use in our future clinical studies with the aim of developing regulatory-approved tests for selecting potential responders to PALI-2108.

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 consisted of a single-center study evaluating the safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics ("PD") of PALI-2108 in healthy volunteers, patients with UC and patients with fibrostenotic Crohn's disease ("FSCD"). The clinical study included five single ascending dose ("SAD") double-blind, placebo-controlled cohorts, four multiple ascending dose ("MAD") double-blind, placebo-controlled cohorts, a food effect ("FE") study, and open-label exploratory Phase 1b patient cohorts in UC and FSCD. In addition, to inform the dosing regimen selected for our planned Phase 2 study, we conducted a multiple-dosing, open-label study in three cohorts to evaluate safety, tolerability and PK in which each of the cohorts received a once-daily 15mg, 30mg or 45mg dosing over a ten-day dosing period. The Phase 1 clinical study of PALI-2108 enrolled and completed dosing in 106 subjects across all cohorts.

On October 9, 2024, Health Canada issued a No Objection Letter for our Phase 1 human clinical study of PALI-2108. The study of the SAD, MAD and FE cohorts and the Phase 1b UC patient cohort commenced on November 7, 2024.

On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers. The double-blind, placebo-controlled study successfully met its primary endpoints of safety, tolerability, and PK.

On August 7, 2025 and September 17, 2025, we announced positive results from the open-label exploratory Phase 1b UC patient cohort portion of the study. This study also successfully met its primary endpoints of safety, tolerability, and PK. Although the results require validation in randomized, controlled clinical trials, all five of the patients in the exploratory Phase 1b UC patient cohort demonstrated clinical improvement during treatment.

On October 16, 2025, we dosed our first patients in the open-label exploratory Phase 1b FSCD patient cohort to evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. The study incorporated advanced molecular analyses, including cAMP quantification and RNA sequencing, to characterize treatment-induced changes in inflammatory and fibrotic signaling pathways.

On March 30, 2026, we announced positive results from the open-label exploratory Phase 1b FSCD patient cohort. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity. We believe these findings support the continued development of PALI-2108 as a potential first therapy for both the inflammatory and fibrotic components of CD.

Global Phase 2 ASCENTRA-UC Clinical Trial of PALI-2108

On June 29, 2026, we announced that the FDA cleared our IND application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-UC clinical trial.

Our ASCENTRA-UC clinical trial design is a multi-center, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 clinical trial designed to evaluate the efficacy, safety, PK and PD of PALI-2108 in patients with moderately-to-severely active UC. The clinical trial is expected to enroll approximately 204 patients and evaluate two once-daily dose levels of PALI-2108, 15 mg and 30 mg, compared with placebo.

The primary endpoint is clinical remission at week 12, as measured by the modified Mayo Score. Key secondary endpoints include clinical response, endoscopic improvement and histologic-endoscopic mucosal improvement (HEMI). Following the 12-week induction period, eligible patients will continue into a 36-week maintenance phase designed to evaluate durability of response through week 48.

We anticipate initiating patient enrollment in the ASCENTRA-UC clinical trial in the second half of 2026, with primary efficacy results expected in the second half of 2027.

Pipeline Expansion into Phase 2 ASCENTRA-CD Clinical Trial of PALI-2108

We continue to advance PALI-2108 development plans for the treatment of CD and we currently anticipate submitting an IND application to the FDA for a Phase 2 ASCENTRA-CD clinical trial in the second half of 2026. If cleared by the FDA, the Phase 2 ASCENTRA-CD clinical trial will evaluate the efficacy, safety, PK and PD of PALI-2108 in patients with moderately-to-severely active CD.

RESULTS OF OPERATIONS

License Revenue

We generated no revenues from the sale of our product candidates for any of the periods presented. For each of the three and six months ended June 30, 2026, we recognized license revenue of approximately $0.5 million from the co-development and distribution agreement with Newsoara, a joint venture established by Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). For the three and six months ended June 30, 2025, we recognized no license revenue.

Research and Development Expenses

Our research and development expenses include:

•
salaries and employee-related costs and benefits, including stock-based compensation;
•
laboratory and vendor expenses related to the execution of preclinical and clinical trials;
•
expenses under agreements with third-party contract research organizations ("CROs"), investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•
costs related to develop and manufacture preclinical study and clinical trial material; and
•
regulatory expenses.

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, CROs, clinical sites, contract development and manufacturing organizations (“CDMOs”) and research laboratories in connection with our process development, manufacturing, preclinical and clinical development, and regulatory activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. As needed, we manage third parties that are engaged to conduct our (i) research activities, (ii) preclinical, clinical and translational science development activities, (iii) drug manufacturing activities, and (iv) process development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of (i) salary and employee-related costs and benefits, including stock-based compensation, (ii) professional fees for legal, intellectual property, investor and public relations, accounting and audit services, insurance costs, director and committee fees, and (iii) general corporate expenses.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
License revenue	$500	$—	$500	n/a
Operating expenses:
Research and development	7,400	1,675	5,725	342%
General and administrative	4,798	1,168	3,630	311%
Total operating expenses	12,198	2,843	9,355	329%
Loss from operations	(11,698)	(2,843)	(8,855)	311%
Other (expense) income:
Interest expense	—	(2)	2	(100)%
Other income, net	1,124	61	1,063	1743%
Total other income, net	1,124	59	1,065	1805%
Net loss	$(10,574)	$(2,784)	$(7,790)	280%

License revenue

During the three months ended June 30, 2026, we recognized license revenue of $0.5 million earned upon the achievement of a milestone under the Newsoara Co-Development Agreement. During the three months ended June 30, 2025, we recognized no license revenue.

Research and Development Expenses

Our research and development expenses increased by approximately $5.7 million from approximately $1.7 million for the three months ended June 30, 2025 to approximately $7.4 million for the three months ended June 30, 2026. The increase is primarily attributable to an approximately $2.6 million increase in research and development employee-related expenses, and an approximately $3.1 million net increase in PALI-2108 program expenses.

The increase in research and development employee-related expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to an approximately $2.0 million increase in non-cash share-based compensation expense and an approximately $0.6 million increase in research and development salaries and benefits expense due to higher research and development headcount necessary to support our PALI-2108 development strategy.

We recognized PALI-2108 program expenses of approximately $4.4 million for the three months ended June 30, 2026, compared to PALI-2108 program expenses of approximately $1.2 million for the three months ended June 30, 2025. Included in these program expenses were (i) clinical operations costs, which increased from approximately $0.7 million for the three months ended June 30, 2025 to approximately $2.3 million for the three months ended June 30, 2026, (ii) preclinical and translational science expenses, which increased from an immaterial amount for the three months ended June 30, 2025 to approximately $1.0 million for the three months ended June 30, 2026, (iii) chemistry, manufacturing and controls ("CMC") expenses, which increased from approximately $0.4 million for the three months ended June 30, 2025 to approximately $0.8 million for the three months ended June 30, 2026, and (iv) other program expenses, which increased from an immaterial amount for the three months ended June 30, 2025 to approximately $0.3 million for the three months ended June 30, 2026.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $3.6 million from approximately $1.2 million for the three months ended June 30, 2025 to approximately $4.8 million for the three months ended June 30, 2026. The increase was primarily as a result of (i) an approximately $3.0 million increase in general and administrative employee-related expenses driven by an approximately $2.7 million increase in non-cash share-based compensation expense and an approximately $0.3 million increase in general and administrative salaries and benefits, (ii) an approximately $0.3 million increase in professional fees, primarily legal fees, (iii) an approximately $0.1 million increase in shareholder services expense due to the timing of our annual meeting of stockholders, which occurred in the second quarter of 2026 compared to the prior year's annual meeting of stockholders, which occurred in the fourth quarter of 2025, (iv) an approximately $0.1 million increase in patent-related costs, and (v) an approximately $0.1 million increase in taxes and insurance.

Other (expense) income

Other income, net, for the three months ended June 30, 2026 and 2025 consists primarily of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The increase of $1.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is due to the increased investment of excess cash in money market accounts after the October 2025 Offering, which is further described below.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
License revenue	$500	$—	$500	n/a
Operating expenses:
Research and development	13,797	2,625	11,172	426%
General and administrative	9,149	2,528	6,621	262%
Total operating expenses	22,946	5,153	17,793	345%
Loss from operations	(22,446)	(5,153)	(17,293)	336%
Other (expense) income:
Interest expense	(1)	(3)	2	(67)%
Other income, net	2,273	142	2,131	1501%
Total other income, net	2,272	139	2,133	1535%
Net loss	$(20,174)	$(5,014)	$(15,160)	302%

License revenue

During the six months ended June 30, 2026, we recognized license revenue of $0.5 million earned upon the achievement of a milestone under the Newsoara Co-Development Agreement. During the six months ended June 30, 2025, we recognized no license revenue.

Research and Development Expenses

Our research and development expenses increased by approximately $11.2 million from approximately $2.6 million for the six months ended June 30, 2025 to approximately $13.8 million for the six months ended June 30, 2026. The increase is primarily attributable to (i) an approximately $5.0 million increase in research and development employee-related expenses, (ii) an approximately $6.1 million net increase in PALI-2108 program expenses, and (iii) an approximately $0.1 million net increase in legacy program expenses.

The increase in research and development employee-related expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to an approximately $4.0 million increase in non-cash share-based compensation expense and an approximately $1.0 million increase in research and development salaries and benefits expense due to higher research and development headcount necessary to support our PALI-2108 development strategy.

PALI-2108 program expenses were approximately $7.8 million for the six months ended June 30, 2026, compared to PALI-2108 program expenses of approximately $1.7 million for the six months ended June 30, 2025. Included in these program expenses were (i) clinical operations costs, which increased from approximately $1.8 million for the six months ended June 30, 2025 to approximately $3.4 million for the six months ended June 30, 2026, (ii) preclinical and translational science expenses, which increased from a credit of approximately $0.6 million for the six months ended June 30, 2025 to approximately $2.1 million for the six months ended June 30, 2026, (iii) CMC expenses, which increased from approximately $0.1 million for the six months ended June 30, 2025 to approximately $2.0 million for the six months ended June 30, 2026, and (iv) other program expenses, which increased from approximately $0.1 million for the six months ended June 30, 2025 to approximately $0.3 million for the six months ended June 30, 2026. The credit of approximately $0.6 million recognized in preclinical and translational science expenses for the six months ended June 30, 2025 relates to funds received by us from Giiant Pharma Inc. ("Giiant") pursuant to our research collaboration and license agreement with Giiant, that did not recur in the six months ended June 30, 2026.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $6.6 million from approximately $2.5 million for the six months ended June 30, 2025 to approximately $9.1 million for the six months ended June 30, 2026. The increase was primarily as a result of (i) an approximately $5.4 million increase in general and administrative employee-related expenses due to an approximately $5.0 million increase in non-cash share-based compensation expense and an approximately $0.4 million increase in general and administrative salaries and benefits, (ii) an approximately $0.8 million increase in professional fees, primarily legal fees, (iii) an approximately $0.1 million increase in shareholder services expense due to the timing of our annual meeting of stockholders, which occurred in the second quarter of 2026 compared to the prior year's annual meeting of stockholders, which occurred in the fourth quarter of 2025, (iv) an approximately $0.1 million increase in patent-related costs, (v) an approximately $0.1 million increase in taxes and insurance, and (vi) an approximately $0.1 million increase in general corporate expenses.

Other (expense) income

Other income, net, was approximately $2.3 million for the six months ended June 30, 2026 compared to approximately $0.1 million for six months ended June 30, 2025. The increase was driven by dividend income from our investments of excess cash in money market funds with maturities of three months or less, which increased from approximately $0.1 million for the six months ended June 30, 2025 to approximately $2.3 million for six months ended June 30, 2026 due to the increased investment of excess cash in money market accounts after the October 2025 Offering.

Liquidity and Capital Resources

We expect to incur substantial losses for the foreseeable future. Since our inception, we have financed our operations through the sales of our securities, issuance of debt, the exercise of common stock warrants, and to a lesser degree, grants and research contracts as well as the licensing of our intellectual property to third parties.

The October 2025 Offering, as further described below, significantly increased our available working capital and our ability to fund our operations into the foreseeable future. Based on our current operating plan and our cash and cash equivalents balance of $125.2 million as of June 30, 2026, management believes that we have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our Phase 2 ASCENTRA-UC clinical trial that is expected in the second half of 2027 and a primary efficacy readout of our planned Phase 2 ASCENTRA-CD clinical trial that is expected in early 2028.

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

Pursuant to the underwritten offering of common stock and pre-funded warrants we completed on October 2, 2025 (the "October 2025 Offering"), we issued and sold (a) 113,240,564 shares of our common stock, par value $0.01 per share, at a public offering price of $0.70 per share, and (b) 83,914,280 pre-funded warrants to purchase one share of our common stock, par value $0.01 per share, at a public offering price of $0.6999 per share. Net proceeds from the offering, including the full exercise of the underwriter's over-allotment option, were approximately $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including the development of PALI-2108 for the treatment of UC and CD.

Refer to Note 5, Stockholders' Equity in Part I Item 1 of this Quarterly Report on Form 10-Q for further details of our recent equity transactions.

Cash Flows

As of June 30, 2026, we had $125.2 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(11,493)	$(4,150)
Net cash provided by (used in) financing activities	3,280	(254)

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $11.5 million for the six months ended June 30, 2026, which reflects an approximately $20.2 million net loss adjusted for (i) approximately $0.4 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $9.1 million non-cash expense recognized for stock-based compensation and related charges. The net cash outflow from operating assets and liabilities was primarily attributable to (i) a net cash outflow of approximately $1.0 million driven by the payment of annual employee cash bonuses in the period, partially offset by the current period employee cash bonus accrual, (ii) a net cash outflow of approximately $0.9 million driven by increased prepaid expenses and other current assets, due primarily to the timing of payments for certain services and deferred equity issuance costs recognized that are associated with our shelf registration statement filed in May of 2026, and (iii) the recognition of a $0.5 million accounts receivable for license revenue recognized for the achievement of a milestone under the Newsoara Co-Development Agreement, of which there was none at December 31, 2025. These cash outflows were partially offset by an approximately $2.0 million cash inflow from an increase in accounts payable and accrued liabilities as of June 30, 2026, compared to December 31, 2025, primarily due to higher preclinical and translational science and CMC expenses in the period.

Cash used in operating activities was approximately $4.2 million for the six months ended June 30, 2025, which reflects an approximately $5.0 million net loss adjusted for (i) approximately $0.6 million of net cash inflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $0.1 million non-cash expense recognized for stock-based compensation and related charges, and an approximately $0.1 million non-cash expense related to the write-off of certain deferred equity issuance costs associated with our shelf registration statement that expired in April of 2025. The net cash inflow from operating assets and liabilities was primarily attributable to a net cash inflow of approximately $1.2 million from an increase in accounts payable and accrued liabilities as of June 30, 2025 compared to December 31, 2024, partially offset by net cash outflow of approximately $0.5 million driven by the payment of annual employee cash bonuses in six months ended June 30, 2025.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2026, cash provided by financing activities of approximately $3.3 million was primarily attributable to net cash proceeds of approximately $3.3 million from the issuance of our common stock to an investor and the issuance of our common stock in association with the Crohn's and Colitis Foundation Research Program Funding Agreement, both of which are described in Note 5, Stockholders' Equity in Part I Item 1 of this Quarterly Report on Form 10-Q, and net cash proceeds of approximately $0.2 million from the exercise of our common stock purchase warrants by certain investors. These cash proceeds were partially offset by the payment of equity issuance costs of approximately $0.1 million related to certain recently completed financings and payments of approximately $0.1 million made on our insurance financing arrangement, which expired in the second quarter of 2026 and was not renewed.

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

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $125.2 million as of June 30, 2026, we believe we have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our Phase 2 ASCENTRA-UC clinical trial that is expected in the second half of 2027 and a primary efficacy readout of our planned ASCENTRA-CD clinical trial that is expected in early 2028. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than anticipated. Further, beyond the readout expected in early 2028, we will require additional financing to continue at our expected level of operations, which would include a potential Phase 3 clinical trial and possible commercialization of PALI-2108 for the treatment of UC and CD.

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

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Annual Report on Form 10-K and include estimates related to accrued research and development expenses and our contingent consideration obligation. We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates since those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the notes to the condensed consolidated financial statements in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation, our Chief Executive Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As previously disclosed, during the quarter ended June 30, 2021, we identified a material weakness in our internal controls over financial reporting due to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures surrounding the creation and posting of journal entries and account reconciliations. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the Committee of Sponsoring Organizations 2013 Framework. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our condensed consolidated financial statements and a failure to meet our reporting and financial obligations.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of June 30, 2026. The material weakness continues to be present as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Foreign regulatory authorities may not accept data generated from our recently completed Phase 1 clinical trial of PALI-2108 in Canada.
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
•
Changes in funding for the U.S. Food and Drug Administration (“FDA”) and other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent these agencies or authorities from performing normal business functions on which the operations of our business may rely, which could negatively impact our business.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in our latest annual report on Form 10-K and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. Before making an investment decision, you should carefully consider each of the following risks described below, together with all other information set forth in or incorporated in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the related notes. The risks described in this Quarterly Report on Form 10-Q are not the only ones we face, but those that we consider to be material. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future reporting periods. If any of the following risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the market price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to Our Development, Commercialization and Regulatory Approval of Our Product Candidates

Our business depends on the successful clinical development, regulatory approval, and commercialization of our lead asset PALI-2108.

On October 9, 2024, Health Canada approved our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. On November 7, 2024, we commenced the Phase 1 clinical trial of PALI-2108. On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025 and September 17, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in FSCD to evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. On March 30, 2026, we announced positive results from the exploratory Phase 1b cohort in FSCD. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity in the five patients with FSCD that were dosed. On June 29, 2026, we announced that the FDA has cleared our Investigational New Drug Application (“IND”) application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-UC clinical trial. In parallel with our ASCENTRA-UC clinical trial, we continue to advance PALI-2108 development plans for the treatment of CD and currently anticipate submitting an IND application to the FDA for a Phase 2 ASCENTRA-CD clinical trial in the second half of 2026.

Our success depends on the development and clinical success of PALI-2108, which is subject to a number of risks, including:

•
the continued enforceability of our research collaboration and license agreement with Giiant;
•
timely and successful completion of required clinical trials, which may be significantly slower or costlier than we anticipate and/or produce results that do not achieve the primary or secondary endpoints of the trial(s);
•
our ability to develop and implement clinical trial designs and protocols;
•
the successful initiation and completion of our currently planned clinical trials and any additional required preclinical studies;
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

Foreign regulatory authorities may not accept data generated from our recently completed Phase 1 clinical trial of PALI-2108 in Canada.

We recently completed a Phase 1 clinical trial of PALI-2108 in Canada and have received approval from the FDA to conduct a Phase 2 clinical trial of PALI-2108 in the U.S. However, our Phase 2 clinical trial of PALI-2108 for the treatment of UC is designed as a global trial, and we have not received approval from other foreign regulatory authorities to commence any clinical trials outside of the U.S., and there is no guarantee that we will be able to obtain such approval in a timely manner, if at all. Although requirements vary by jurisdiction, the acceptance of foreign clinical data is subject to certain conditions, including whether the trial was conducted in accordance with good clinical practices (“GCP”) and whether the foreign regulatory authority can validate the trial data through on-site inspections or other means. Moreover, the foreign regulatory authority will assess whether the trial design, patient population, endpoints, and other factors meet the standards expected for clinical trials conducted within that foreign jurisdiction.

In addition, regulatory approval for clinical trials and eventual drug approval in foreign jurisdictions can be influenced by several factors, including:

•
the adequacy and relevance of the Phase 1 clinical trial data in supporting progression to Phase 2, as evaluated by the foreign regulatory authority;
•
the ability of the trial to meet safety, efficacy, and other scientific requirements set by the foreign regulatory authority, which may differ from those of Health Canada;
•
whether the clinical trial was conducted under a recognized regulatory authority, and whether foreign regulatory authority oversight is possible through monitoring or inspection of clinical sites; and
•
the foreign regulatory authority's consideration of the risk-benefit ratio for continuing clinical development in the foreign jurisdiction, particularly based on data from a population other than their own.

There can be no assurance that we will successfully obtain foreign regulatory authority approval to initiate a Phase 2 clinical trial outside of the U.S.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying subjects to participate in our currently planned and anticipated future clinical trials is critical to our success. Our inability to enroll patients in our clinical trials on a timely basis could result in the trials being delayed or never completed.

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

We have historically funded our operations and prior development efforts through the sale of our securities. We believe we currently have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our ASCENTRA-UC clinical trial that is expected in the second half of 2027 and a primary efficacy readout of our planned ASCENTRA-CD clinical trial that is expected in early 2028. Notwithstanding the foregoing, we may need to secure additional funding. If we are not able to obtain additional capital in the future or on acceptable terms, we may need to curtail our anticipated clinical trials as well as our operations.

Our product candidates, including our lead clinical product candidate, PALI-2108, may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Unforeseen side effects from PALI-2108 could arise either during clinical development or, if approved, after it has been marketed. Undesirable side effects could cause us, any partners with which we may collaborate, or regulatory authorities to interrupt, extend, modify, delay or halt clinical trials and could result in a more restrictive or narrower label or the delay or denial of regulatory approval by the FDA, or comparable regulatory authorities like Health Canada.

Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and the FDA, or comparable regulatory authorities like Health Canada, could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may have an adverse material effect on our business, financial condition, operating results and prospects.

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

•
preclinical and clinical data required for the submission of an IND or CTA;
•
controlled research and human clinical testing;
•
establishment of the safety and efficacy of the proposed product candidate;
•
government review and approval of a submission containing manufacturing, preclinical and clinical data; and
•
adherence to cGMP regulations during production and storage.

PALI-2108 will require significant development, clinical testing, possibly additional preclinical studies, and the investment of significant funds to gain regulatory approval before it can be commercialized. Although we recently received regulatory approval from the FDA to conduct our Phase 2 clinical trial of PALI-2108 for the treatment of UC, there can be no assurance that we will receive regulatory approval from the FDA, or any other regulatory agency, to conduct our Phase 2 clinical trial of PALI-2108 for the treatment of CD and/or Phase 3 clinical trials in the U.S., or other foreign jurisdictions. The results of our human clinical testing of PALI-2108 may not meet applicable regulatory requirements. If approved in a jurisdiction, PALI-2108 may also require the completion of post-market studies. The process of completing clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective throughout our clinical trials or receive applicable regulatory approvals.

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

We must demonstrate that PALI-2108 is safe and efficacious in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any products, including the following:

•
safety and efficacy results attained in preclinical and clinical studies to date may not be indicative of results that are obtained in our future clinical trials;
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

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We only have a limited history upon which we can evaluate our ability to develop PALI-2108. We commenced our initial Phase 1 clinical trial of PALI-2108 in November of 2024 and we plan to commence our Phase 2 clinical trial of PALI-2108 for the treatment of UC in the second half of 2026. While we have completed the Phase 1 clinical trial and expect to commence the Phase 2 clinical trial soon, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

For example, to execute our business plan, we will need to:

•
execute product development activities using unproven technologies;
•
build, maintain, and protect a strong intellectual property portfolio;
•
demonstrate safety and efficacy of our product candidates in multiple human clinical studies;
•
receive approval from the FDA and/or approval from similar foreign regulatory bodies to conduct future clinical trials as necessary;
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

We retained a CRO to oversee our Phase 1 clinical trial for PALI-2108 in Canada and we have retained PSI, a leading global CRO in IBD, to manage the execution of our global Phase 2 clinical trials of PALI-2108. We intend to continue to rely on third-party CROs to conduct and oversee our other anticipated clinical trials and other aspects of product development. We also expect to rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCP requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We expect to rely heavily on these parties for the execution of our clinical trials and any additionally required preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and GLP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities, such as Health Canada, with respect to our clinical trials for PALI-2108. Regulatory authorities enforce these GCP or GLP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP regulations, or reveal noncompliance from an audit or inspection, any clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority such regulatory authority will determine whether any of our clinical trials comply with applicable GCP or GLP regulations. In addition, our clinical trials generally must be conducted with compounds produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would be costly and delay the regulatory approval process. In the event that we are unable to retain a qualified CRO for any of our anticipated clinical trials, it would delay planned clinical operations and result in additional cost and expense. Additionally, if any of our CROs that we retain currently or in the future were to terminate their involvement with us, there is no assurance that we would be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

In addition, foreign CDMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in December of 2025 the BIOSECURE Act was enacted, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It would also prohibit loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act restricts the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing certain services or equipment from certain Chinese biotechnology companies.

The BIOSECURE Act does not specifically name WuXi AppTec, our current CDMO for the manufacture and supply of API for PALI-2108, or Crystal Formulation Services, our drug product vendor, as “biotechnology companies of concern.” However, the BIOSECURE Act provides a mechanism for Chinese companies to be designated as a “biotechnology company of concern” in the future should they be designated through existing national security mechanisms. In June 2026, the U.S. Department of Defense, pursuant to Section 1260H of the National Defense Authorization Act, added WuXi AppTec to its published list of "Chinese military companies" operating in the U.S. As a result, this designation automatically placed WuXi AppTec within the statutory framework of the BIOSECURE Act for federal procurement purposes and created a direct legal pathway under enacted legislation. It is possible that Crystal Formulation Services will receive a similar designation in the future. As a result of these actions, we could be potentially restricted from pursuing U.S. federal government business for our products in the future if we continue to use WuXi AppTec, Crystal Formulation Services or other suppliers or partners identified as “biotechnology companies of concern.”

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

Any supply shortages, quality concerns, or failure to obtain sufficient API, excipients, or components from our suppliers, including disruptions caused by, among other things, supply chain delays, public health emergencies, climate events, or political unrest would adversely affect our business, results of operations and financial condition. In particular, our suppliers may be impacted by epidemics, pandemics or other disease outbreaks or public health emergencies and general macroeconomic conditions, including inflationary pressures, economic slowdown or recession, relatively high interest rates, imposed tariffs, changes in monetary policy, potential U.S. federal government shutdowns, geopolitical conflicts, such as the conflict involving the U.S., Israel and Iran, and other hostilities in the Middle East, and financial institution instability, all of which may result in supply delays and cost increases.

The manufacturing process for pharmaceutical products is highly regulated, and regulatory agencies may from time to time shut down facilities that they believe do not comply with regulations. Our third-party manufacturers and suppliers are subject to numerous health authority regulations, including those governing manufacturing processes, stability testing, record keeping, product serialization, and quality standards. Similar regulations apply in other jurisdictions where we may conduct business. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks which are out of our control.

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

If our remaining material weakness, which management concluded is still present as of the date of this quarterly report on Form 10-Q is not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our condensed consolidated financial statements and a failure to meet our reporting and financial obligations.

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

As of the last business day of our most recently completed second fiscal quarter, although our public float was greater than $75 million, because our annual revenues are less than $100 million and we have a public float of less than $700 million, we qualify as a smaller reporting company under the low-revenue exemption of the SEC rules. As a smaller reporting company, we can take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Such reduced disclosures in our SEC filings may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million and annual revenues in excess of $100 million, or we have a public float of greater than $700 million.

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

We are entitled under our Certificate of Incorporation to issue up to 450,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of June 30, 2026, we had outstanding, common stock or securities convertible into common stock, totaling 257,466,354 shares. As a result, we are authorized to issue up to an additional 192,533,646 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

General Risk Factors

Our business could be adversely affected by the effects of health pandemics or epidemics, such as the COVID-19 pandemic, which could cause significant disruptions in our operations and those of our current or future CDMOs, CROs, and other third parties upon whom we rely.

Health pandemics or epidemics, such as the COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies, or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators, and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners and CDMOs’ facilities, would negatively impact our trial activities. In addition, we rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring, and otherwise carrying out certain of our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or epidemics, such as the COVID-19 pandemic, may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our trials could be delayed and/or disrupted. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and adversely affect our business, financial condition, results of operations, and prospects. In addition, impact on the operations of the FDA or comparable foreign regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.

Global economic conditions may have an adverse effect on our business.

Financial instability or a general decline in economic conditions in the U.S. and other countries, caused by political instability, conflicts, such as the conflict involving the U.S., Israel and Iran, and other hostilities in the Middle East, and economic challenges resulting from general health crises, has led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions. Such volatility, instability, and interruptions have contributed to record inflation globally and could adversely affect our operations. Increased inflation may result in higher operating costs (including labor costs), reduced liquidity, and limitations on our ability to access credit or raise capital on acceptable terms, if at all. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with applicable classification and other requirements. However, changes in trade laws or policies, particularly increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, such as Canada, China, and Mexico, could have a material adverse effect on our business and financial results. Since February of 2025, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. These tariffs and other changes in U.S. trade policy have triggered, and could continue to trigger, retaliatory actions by affected countries, including retaliatory measures on U.S. goods and other protectionist measures that could limit our ability to offer our products and services outside of the U.S. The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. Consequently, we cannot assure that any strategies we implement to mitigate the effects of such tariffs or trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Inflation, combined with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten associated risks. Economic conditions and uncertainty regarding the broader macroeconomic environment are beyond our control and may make obtaining necessary debt or equity financing more difficult, costly, and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or a significant increase in expenses could necessitate additional financing under less favorable conditions, including unattractive interest rates or excessively dilutive terms for existing stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could materially and adversely affect our stock price and force us to delay or abandon clinical development plans.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of document
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Palisade Bio, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2026).

10.1+	Amended and Restated Palisade Bio, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2026).
10.2+

Amended and Restated Palisade Bio, Inc. 2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2026).

10.3+	Palisade Bio, Inc. Equity Award Policy (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: August 10, 2026	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)