Form 10-Q
period 2026-09-30
PALISADE BIO, INC.
filed 2026-11-10
CIK 1357459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 179,277,820 shares of common stock, $0.01 par value, outstanding. This number does not include 37,814,754 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 6, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

1The Company does not currently maintain a physical headquarters but maintains a mailing address at 4600 South Syracuse Street, Suite 900, Denver, Colorado, 80237.

Palisade Bio, Inc.

i

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Palisade Bio, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$113,613	$133,385
Prepaid expenses and other current assets	3,860	836
Total current assets	117,473	134,221
Restricted cash	55	55
Other noncurrent assets	1,017	68
Total assets	$118,545	$134,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,445	$767
Accrued liabilities	3,608	2,187
Accrued compensation and benefits	773	1,298
Share liability	—	313
Insurance financing debt	—	71
Total current liabilities	5,826	4,636
Noncurrent liabilities	279	328
Total liabilities	6,105	4,964
Commitments and contingencies (Note 9)
Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 7,000,000 shares authorized; 200,000 issued and outstanding at September 30, 2026 and December 31, 2025	2	2
Common stock, $0.01 par value; 450,000,000 and 300,000,000 shares authorized; 174,442,971 and 159,444,017 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,744	1,594
Additional paid-in capital	298,216	280,509
Accumulated deficit	(187,522)	(152,725)
Total stockholders' equity	112,440	129,380
Total liabilities and stockholders' equity	$118,545	$134,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenue	$—	$—	$500	$—
Operating expenses:
Research and development	10,579	1,394	24,376	4,019
General and administrative	5,121	1,528	14,270	4,056
Total operating expenses	15,700	2,922	38,646	8,075
Loss from operations	(15,700)	(2,922)	(38,146)	(8,075)
Other (expense) income:
Interest expense	—	(5)	(1)	(8)
Other income, net	1,077	59	3,350	201
Total other income, net	1,077	54	3,349	193
Net loss	$(14,623)	$(2,868)	$(34,797)	$(7,882)

Basic and diluted weighted average shares used in computing basic and diluted net loss per common share	212,027,787	7,473,898	211,035,838	5,702,050
Basic and diluted net loss per common share	$(0.07)	$(0.38)	$(0.16)	$(1.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	200,000	$2	173,595,201	$1,735	$292,910	$(172,899)	$121,748
Net loss	—	—	—	—	—	(14,623)	(14,623)
Stock-based compensation expense and related charges	—	—	—	—	5,065	—	5,065
Issuance of common stock for vesting of restricted stock units			675,224	7	(7)	—	—
Issuance of common stock in connection with exercise of warrants	—	—	133	—	—	—	—
Issuance of common stock in connection with Crohn's and Colitis Foundation Agreement (Note 5)	—	—	172,413	2	248	—	250
Balance, September 30, 2026	200,000	$2	174,442,971	$1,744	$298,216	$(187,522)	$112,440

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	200,000	$2	4,800,247	$48	$143,528	$(140,958)	$2,620
Net loss	—	—	—	—	—	(2,868)	(2,868)
Stock-based compensation expense and related charges	—	—	—	—	47	—	47
Issuance of common stock in connection with July 2025 Warrant Inducement, net of issuance costs of $9,330 (Note 5)	—	—	4,318,905	43	3,370	—	3,413
Balance, September 30, 2025	200,000	$2	9,119,152	$91	$146,945	$(143,826)	$3,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	200,000	$2	159,444,017	$1,594	$280,509	$(152,725)	$129,380
Net loss	—	—	—	—	—	(34,797)	(34,797)
Stock-based compensation expense and related charges	—	—	—	—	14,147	—	14,147
Issuance of common stock to vendors	—	—	10,000	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	705,022	7	(7)	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	13,031	—	20	—	20
Issuance of common stock in connection with exercise of warrants	—	—	12,369,886	123	32	—	155
Issuance of common stock in connection with Crohn's and Colitis Foundation Agreement (Note 5)	—	—	364,130	4	559	—	563
Issuance of common stock in connection with stock purchase agreement, net of issuance costs of $28 (Note 5)	—	—	1,536,885	16	2,956	—	2,972
Balance, September 30, 2026	200,000	$2	174,442,971	$1,744	$298,216	$(187,522)	$112,440

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	200,000	$2	2,768,646	$27	$143,407	$(135,944)	$7,492
Net loss	—	—	—	—	—	(7,882)	(7,882)
Stock-based compensation expense and related charges	—	—	—	—	185	—	185
Issuance of common stock under Employee Stock Purchase Plan	—	—	4,601	—	3	—	3
Issuance of common stock in connection with exercise of warrants	—	—	2,027,000	21	(20)	—	1
Issuance of common stock in connection with July 2025 Warrant Inducement, net of issuance costs of $9,330 (Note 5)	—	—	4,318,905	43	3,370	—	3,413
Balance, September 30, 2025	200,000	$2	9,119,152	$91	$146,945	$(143,826)	$3,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palisade Bio, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025

Net loss	$(34,797)	$(7,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3
Non-cash operating lease expense	—	84
Recurring fair value measurements of liabilities	1	323
Write-off of deferred equity issuance costs	—	75
Stock-based compensation and related charges	14,147	228
Other	—	(61)
Changes in operating assets and liabilities:
Prepaid and other current assets and other noncurrent assets	(4,223)	(537)
Accounts payable and accrued liabilities	2,145	255
Accrued compensation and benefits	(525)	(101)
Operating lease liabilities	—	(90)
Net cash used in operating activities	(23,252)	(7,703)
Cash flows from financing activities:
Payments on insurance financing debt	(71)	(180)
Proceeds from issuance of common stock	3,450	—
Proceeds from the exercise of warrants	155	3,909
Payment of warrant inducement issuance costs	—	(445)
Payment of equity issuance costs	(74)	(178)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	3
Net cash provided by financing activities	3,480	3,109
Net decrease in cash, cash equivalents and restricted cash	(19,772)	(4,594)
Cash, cash equivalents and restricted cash, beginning of year	133,440	9,847
Cash, cash equivalents and restricted cash, end of period	$113,668	$5,253
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$113,613	$5,227
Restricted cash	55	26
Total cash, cash equivalents and restricted cash	$113,668	$5,253
Supplemental disclosures of cash flow information:
Interest paid	$1	$5
Supplemental disclosures of non-cash investing and financing activities:
Warrant inducement costs included in accounts payable and accrued liabilities	$—	$50
Payment of equity issuance costs previously included in accounts payable and accrued liabilities	46	—
Fair value of common shares issued in settlement of share liability (Note 4)	313	—
Fair value of common shares issued in settlement of derivative liability (Note 4)	50	—
Fair value of warrants issued to solicitation agent in warrant inducements (Note 5)	—	233
Insurance financing debt included in prepaid and other current assets and other noncurrent assets	—	312
Incremental fair value of modified warrants (Note 5)	—	8,602

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

Description of Business

The Company is a clinical-stage biopharmaceutical company developing next-generation oral therapies for immune-mediated and fibrotic diseases. The Company's lead clinical product candidate, PALI-2108, is in Phase 2 clinical trials as a treatment for patients living with inflammatory bowel disease, including ulcerative colitis and Crohn’s disease.

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

On October 2, 2025, the Company closed on an equity offering for net proceeds to the Company of $127.6 million, consisting of gross cash proceeds of $138.0 million less underwriting discounts and commissions and other cash equity issuance costs of approximately $10.4 million (the "October 2025 Offering"), which significantly increased the Company's available working capital and its ability to fund its operations into the foreseeable future. Although the Company still anticipates incurring net operating losses and negative cash flows from operations into the foreseeable future, based on its current operating plan and based upon its cash and cash equivalents balance of $113.6 million as of September 30, 2026, management has concluded the Company has sufficient capital to fund its operations for at least a period of one year following the date that these condensed consolidated financial statements are issued.

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

Significant Accounting Policies

The Company’s significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company's Form 10-K.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Reclassifications

Certain prior year amounts have been reclassified within the unaudited condensed consolidated financial statements to conform with current year presentation.

Recently Issued or Adopted Accounting Pronouncements

No new accounting pronouncements issued or adopted during the three and nine months ended September 30, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$541	$355
Other current receivables	3	264
Prepaid subscriptions and fees	377	145
Prepaid software licenses	104	60
Deferred equity issuance costs	70	—
Prepaid research and development expenses	2,765	7
Prepaid other	—	5
	$3,860	$836

Deferred equity issuance costs consist of the legal, accounting and other direct and incremental costs incurred by the Company related to its equity offerings, if not yet finalized as of the balance sheet date, or shelf registration statement. These costs will be netted against additional paid-in capital as a cost of the future equity issuances to which they relate. During the nine months ended September 30, 2025, the Company expensed approximately $75,000 of previously deferred equity issuance costs associated with its shelf registration statement that expired in April of 2025 in general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2026, the entire balance of deferred equity issuance costs consists of legal, accounting and other direct and incremental costs directly attributable to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on May 21, 2026.

Other noncurrent assets as of September 30, 2026 consisted of the noncurrent portion of prepaid research and development expenses. Other noncurrent assets as of December 31, 2025 consisted of prepaid insurance, less the current portion.

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued accounts payable	$392	$163
Accrued clinical trial expenses	1,002	801
Accrued chemistry, manufacturing and controls ("CMC") expenses	942	543
Accrued preclinical and translational science expenses	810	188
Accrued director stipends	81	59
Accrued other	381	433
	$3,608	$2,187

4. Fair Value Measurements

The following tables reflect the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$113,585	$—	$—	$113,585
Total		$113,585	$—	$—	$113,585
Liabilities:
Derivative liability	Noncurrent liabilities	$12	$—	$—	$12
Contingent consideration obligation	Noncurrent liabilities	—	—	267	267
Total		$12	$—	$267	$279

December 31, 2025	Financial Statement Classification	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	Cash and cash equivalents	$132,399	$—	$—	$132,399
Total		$132,399	$—	$—	$132,399
Liabilities:
Share liability	Share liability	$313	$—	$—	$313
Derivative liability	Noncurrent liabilities	62	—	—	62
Contingent consideration obligation	Noncurrent liabilities	—	—	266	266
Total		$375	$—	$266	$641

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

The funding is payable in three tranches (“CCF Milestone Amount”) subject to the achievement of specified milestones. The first milestone (“CCF Milestone 1”) in the amount of $250,000 was due to the Company within approximately 45 days of the Execution Date. Accordingly, as of December 31, 2025, the Company recognized a $250,000 other current receivable for the amount due from CCF in Prepaid and other current assets in the condensed consolidated balance sheets. Pursuant to Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company also recognized CCF Milestone 1 as a financial instrument that requires liability classification initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. Accordingly, as of December 31, 2025, the Company recognized the fair value of CCF Milestone 1 of $312,500 in Share liability in the condensed consolidated balance sheets. In the first quarter of 2026, CCF Milestone 1 was settled in cash, which reduced both the other current receivable and the Share liability to zero as of September 30, 2026. There was no change in the fair value of the Share liability prior to its cash settlement.

The second milestone (“CCF Milestone 2”) is in the amount of $200,000 and was due based on achievement of certain research deliverables. The third milestone (“CCF Milestone 3”) is in the amount of $50,000 and is due upon the final Phase 1b study report. Pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity ("ASC 815-40"), CCF Milestone 2 and CCF Milestone 3 were determined to be derivative liabilities initially recognized at fair value, with subsequent changes in fair value measured at each reporting period thereafter based on the market value of the Company's common stock, which is a level 1 input. The fair value of each of CCF Milestone 2 and CCF Milestone 3, was recognized as a derivative liability and included in noncurrent liabilities in the condensed consolidated balance sheets.

During the three months ended September 30, 2026, it was determined that CCF Milestone 2 was met and the Company received the cash payment of $200,000 and issued to CCF shares of its common stock with a fair value of $250,000. Accordingly, the CCF Milestone 2 derivative liability was reduced to zero as of September 30, 2026. As of December 31, 2025, the fair value of the CCF Milestone 2 derivative liability was $50,000 and there was no change in the fair value prior to settlement.

As of September 30, 2026, CCF Milestone 3 has not been met. As of September 30, 2026 and December 31, 2025, the fair value of the CCF Milestone 3 derivative liability was determined to be $12,500. There was no change in the fair value of the derivative liability in the three and nine months ended September 30, 2026.

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

At the end of each reporting period, the Company re-measures the contingent consideration obligation to its estimated fair value and any resulting change is recognized in research and development expenses in the condensed consolidated statements of operations. The fair value of the contingent consideration obligation is determined using a probability-based model that estimates the likelihood of success in achieving each of the defined milestones that is then discounted to present value using the Company's incremental borrowing rate. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting hierarchy. The significant assumptions used in the calculation of the fair value as of September 30, 2026 included a discount rate of 26.2% and management's updated projections of the likelihood of success in achieving each of the defined milestones based on empirical, published industry data.

The following table summarizes the activity of the Company's Level 3 contingent consideration obligation, which is measured at its fair value on a recurring basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Contingent Consideration Obligation	2026	2025	2026	2025
Fair value at beginning of period	$259	$141	$266	$150
Change in fair value during the period	8	334	1	325
Fair value at end of period	$267	$475	$267	$475

As of September 30, 2026 and December 31, 2025, the entire amount of the contingent consideration obligation of approximately $267,000 and $266,000, respectively, was included in noncurrent liabilities in the condensed consolidated balance sheets since it is not expected to be settled within one-year of the respective balance sheet date.

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

5. Stockholders’ Equity

Classes of Stock

Common Stock

On June 10, 2026, the Company held its annual meeting of stockholders at which time the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company's $0.01 par value common stock from 300,000,000 shares to 450,000,000 shares. The Company subsequently amended its Amended and Restated Certificate of Incorporation to reflect the increase. As of September 30, 2026, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at a meeting of stockholders.

Preferred Stock

As of September 30, 2026, the Company was authorized to issue 7,000,000 shares of $0.01 par value preferred stock of which 1,000,000 shares have been designated as Series A 4.5% Convertible Preferred Stock ("Series A Convertible Preferred Stock"), of which 200,000 are issued and outstanding and are convertible into an aggregate of 8 shares of the Company's common stock.

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

Crohn's and Colitis Foundation Research Program Funding Agreement

The CCF has agreed to provide up to a $0.5 million investment to support the Company’s Phase 1b research program related to PALI-2108. In the first quarter of 2026, the CCF settled CCF Milestone 1 in the amount of $250,000, and in the third quarter of 2026, the CCF settled CCF Milestone 2 in the amount of $200,000. Pursuant to the CCF Agreement, for each CCF Milestone payment received, within 30 days the Company must issue shares of its common stock equal to the CCF Milestone Amount divided by 80% of the closing price of the Company’s common stock on the date of the respective milestone's cash receipt date. Accordingly, in the first quarter of 2026 and the third quarter of 2026, the Company issued 191,717 shares and 172,413 shares, respectively, of its common stock, par value $0.01 per share, to the CCF. As of September 30, 2026, CCF Milestone 3 has not yet been met.

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

Common Stock Warrants Outstanding and Warrant Activity

July 2025 Warrant Inducement

On July 23, 2025, the Company entered into a warrant inducement agreement (the “July 2025 Warrant Inducement Agreement”) with an accredited and institutional holder (the “July 2025 Warrant Holder”) of certain of the Company’s outstanding common stock warrants (the "July 2025 Existing Warrants"), to exercise the July 2025 Existing Warrants to purchase up to an aggregate of 4,318,905 shares of the Company's common stock. Pursuant to the July 2025 Warrant Inducement Agreement, the exercise price of each July 2025 Existing Warrant exercised was reduced from $1.40 per share to $0.9047 per share. In consideration for the immediate exercise of the July 2025 Existing Warrants, the July 2025 Warrant Holder received new unregistered warrants (the “July 2025 Replacement Warrants”) to purchase shares of common stock in a private placement. Pursuant to the July 2025 Warrant Inducement Agreement, the July 2025 Warrant Holder received two July 2025 Replacement Warrants for each July 2025 Existing Warrant exercised. The July 2025 Replacement Warrants are exercisable into an aggregate of up to 8,637,810 shares of common stock (the transaction in its entirety, the "July 2025 Warrant Inducement Transaction").

The July 2025 Warrant Holder exercised an aggregate of 4,318,905 July 2025 Existing Warrants and the Company issued an aggregate of 4,318,905 shares of its common stock and 8,637,810 July 2025 Replacement Warrants. The July 2025 Warrant Inducement closed on July 25, 2025 with the Company receiving net cash proceeds of approximately $3.4 million consisting of gross cash proceeds of $3.9 million, less cash equity issuance costs of approximately $0.5 million.

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

Total equity issuance costs recognized in the July 2025 Warrant Inducement of $9.3 million include cash equity issuance costs of $0.5 million, non-cash warrant modification costs of approximately $8.6 million, and non-cash issuance costs of $0.2 million associated with 259,134 common stock warrants, with an exercise price of $1.49 per share, and a term of five years from issuance, that were issued to the solicitation agent in the transaction.

Common Stock Warrants Outstanding and Warrant Activity

The following table summarizes the Company's outstanding and exercisable common stock warrants as of September 30, 2026:

Common Stock Warrants	Classification	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
October 2025 Offering Pre-Funded Common Stock Warrants	Equity-classified	37,814,754	$0.0001	Perpetual	(1)
July 2025 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	8,637,810	0.9047	4.18
February 2024 Warrant Inducement Replacement Common Stock Warrants	Equity-classified	113,804	10.97	2.34
Series 2 Common Stock Warrants	Equity-classified	6,615	0.70	0.87
Placement Agent, Solicitor and Representative Common Stock Warrants	Equity-classified	5,084,891	1.70	3.94
All Other Common Stock Warrants	Equity-classified	258	28,526.86	0.70
Total Warrants Outstanding and Exercisable, September 30, 2026		51,658,132	0.48	4.07	(1)

(1) The pre-funded common stock warrants outstanding as of September 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

Of the outstanding common stock warrants, only the Series 2 Common Stock Warrants include a down round feature whereby they are subject to price reset provisions in the event future sales of the Company's securities are sold at a price per share less than the exercise price of such warrants.

The following table summarizes all common stock warrant activity during the nine months ended September 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding, December 31, 2025	64,031,148	$0.53	4.81	(1)
Granted	—	—
Exercised	(12,369,886)	0.0126
Forfeited, expired or cancelled	(3,130)	2,866.88
Warrants outstanding, September 30, 2026	51,658,132	0.48	4.07	(1)

(1) The pre-funded common stock warrants outstanding as of September 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

6. Equity Incentive Plans

Equity Incentive Plans

The Company’s stock-based compensation generally includes service-based restricted stock units (“RSUs”), stock options, and market-based performance RSUs (“PSUs”).

During the nine months ended September 30, 2026, the Company granted 7,440,708 RSUs at a weighted-average grant date fair value of $1.72 per RSU, and the Company granted 254,200 PSUs at a weighted-average grant date fair value of $1.38 per PSU. The Company granted no stock options during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company granted 116,600 stock options at a weighted-average grant date fair value of $1.00 per stock option, and the Company granted 89,400 RSUs at a weighted-average grant date fair value of $1.13 per RSU. The Company granted no PSUs during the nine months ended September 30, 2025.

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

Compensation expense associated with the ESPP was approximately $14,000 and $30,000 in the three and nine months ended September 30, 2026, respectively, and approximately $5,000 and $26,000 in the three and nine months ended September 30, 2025, respectively.

Share-Based Compensation Expense

The allocation of stock-based compensation for the Company's equity-based awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development expense	$2,085	$45	$6,120	$93
General and administrative expense	2,966	40	7,997	109
Total	$5,051	$85	$14,117	$202

As of September 30, 2026, the unrecognized compensation cost related to outstanding stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.30 years, and the unrecognized compensation cost related to outstanding RSUs and PSUs was approximately $42.4 million, which is expected to be recognized over a weighted-average period of approximately 2.16 years.

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

For the three and nine months ended September 30, 2026, the Company recognized no expenses related to the joint development of the Giiant Licensed Assets pursuant to the Giiant Development Plan. For the three and nine months ended September 30, 2025, the Company recognized a net credit related to the joint development of the Giiant Licensed Assets of approximately $0.2 million and $0.8 million, respectively, which consisted primarily of funds received by the Company from Giiant. Both the expenses related to the joint development plan and any credits for funds received by the Company from Giiant are included in research and development expenses in the condensed consolidated statements of operations.

Pursuant to the Giiant License Agreement, the Company is (i) required to make certain payments upon the achievement of the development milestones (as set forth in the Giiant License Agreement), in either cash or shares of the Company’s common stock, at the Company’s election (“Giiant Milestone Payments”), and (ii) pay ongoing royalty payments of a mid-single-digit percentage of the adjusted gross proceeds, as defined in the Giiant License Agreement, upon the sales or sublicenses of any products developed from the Giiant Licensed Assets to third parties (“Giiant Royalty Payments”) (collectively, the Giiant Milestone Payments and the Giiant Royalty Payments are referred to as the “Giiant License Payments”). The Giiant License Payments are subject to a maximum payment cap in the very low-eight-digit range, which will be increased or decreased on a dollar-for-dollar basis based on a formula related to the aggregate of development costs incurred by the parties. On October 16, 2025, the Company determined that the first of the development milestones pursuant to the Giiant License Agreement was achieved with the dosing of the first patient in the Company's exploratory Phase 1b clinical trial of PALI-2108 in a fibrostenotic Crohn's disease cohort. The Company settled this Giiant Milestone Payment in cash in the amount of $235,000 in the fourth quarter of 2025. As of September 30, 2026, one of the Giiant Milestone Payments remains, which could require the Company to make a payment in the low-seven-digit range upon the achievement of the one remaining development milestone. There have been no other Giiant Milestone Payments made pursuant to the Giiant License Agreement.

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

During the nine months ended September 30, 2026, the Company recognized license revenue of $0.5 million earned upon Newsoara's achievement in the second quarter of 2026 of a development milestone pursuant to the Newsoara Co-Development Agreement. During the three months ended September 30, 2026, and the three and nine months ended September 30, 2025, the Company recognized no license revenue from Newsoara under the Newsoara Co-Development Agreement.

License Agreements with the Regents of the University of California

Prior to the Seneca Merger, the Company entered into three license agreements, as amended, with the Regents of the University of California (“Regents”) for exclusive commercial rights to certain patents, technology and know-how related to LB1148. Concurrent with the Company's decision to terminate the development of LB1148 on October 20, 2023, the Company terminated two of its license agreements with Regents. As of September 30, 2026, the only license agreement remaining with Regents is that entered into with LBS in August of 2015, as amended in December of 2019 and September of 2022 (the “2015 UC License”). The 2015 UC License was retained for the sole purpose of maintaining the Newsoara Co-Development Agreement under which the Company may receive future milestone or royalty payments through the term of the license. Accordingly, pursuant to the 2015 UC License, the Company was obligated to pay a percentage of non-royalty licensing revenue it receives from Newsoara under the Newsoara Co-Development Agreement to Regents ranging from 30 percent to 35 percent of one-third of the upfront payment on certain milestone payments, of which none of the milestone payments that may result on this obligation remain. Additionally, pursuant to the 2015 UC License, the Company is obligated to pay a low-single-digit percentage of the tiered royalty payments on annual net sales of Newsoara Licensed Products that it receives from Newsoara, if any. During the three months ended September 30, 2026, the Company recognized no sublicense fees or license maintenance fees. During the nine months ended September 30, 2026, the Company recognized no sublicense fees and license maintenance fees of approximately $12,000 in research and development expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized no sublicense fees or license maintenance fees due to Regents.

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

Pursuant to the October 2025 Offering, on October 2, 2025, the Company issued pre-funded warrants to purchase one share of the Company's common stock, par value $0.01 per share (the "October 2025 Offering Pre-Funded Common Stock Warrants"). The October 2025 Offering Pre-funded Common Stock Warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815-40. As of September 30, 2026, 37,814,754 of the October 2025 Offering Pre-funded Common Stock Warrants remained unexercised. Pursuant to the guidance of ASC 260-10, the Company concluded that because the equity-classified pre-funded warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the pre-funded warrants were issued. Therefore, the underlying common shares for the unexercised portion of the October 2025 Offering Pre-funded Common Stock Warrants have been included in the denominator for the calculation of basic and dilutive net loss per common share for the three and nine months ended September 30, 2026. There were no pre-funded warrants outstanding at September 30, 2025.

As the Company was in a net loss position for all periods presented, basic and diluted net loss per common share for the three and nine months ended September 30, 2026 and September 30, 2025 were calculated using the if-converted and treasury stock methods. For both the three and nine months ended September 30, 2026 and September 30, 2025, basic and diluted net loss per common share were the same as all common stock equivalents other than the pre-funded warrants that were outstanding at September 30, 2026, as discussed above, were anti-dilutive for all the periods presented.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per common share:
Net loss	$(14,623)	$(2,868)	$(34,797)	$(7,882)
Weighted average shares used in calculating basic and diluted net loss per common share	212,027,787	7,473,898	211,035,838	5,702,050
Basic and diluted net loss per common share	$(0.07)	$(0.38)	$(0.16)	$(1.38)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	September 30,
	2026	2025
Stock options	167,252	167,261
Service-based and performance-based restricted stock units	31,699,438	92,352
Common stock warrants	13,843,378	9,295,577
Series A Convertible Preferred Stock	8	8
Total	45,710,076	9,555,198

9. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions currently pending against the Company, which will have, individually or in aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, legal proceedings or claims, however, are subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm the Company’s business.

Nexys Agreements

On September 22, 2026 (the "Execution Date"), the Company entered into a development funding agreement (the "DFA") and call option agreement (the "Call Option" and together with the DFA, the "Nexys Agreements") with Nexys Therapeutics, LLC. ("Nexys"). Under the DFA, the Company may fund up to $3.5 million in expenses related to the development of Nexys' assets, evidenced by a promissory note (the "Note") bearing simple interest at an annual rate of 4.01% and maturing on January 1, 2030.

During the call option period, as defined in the Call Option, the Company can exercise the Call Option to acquire all outstanding equity interests of Nexys, which would apply the aggregate principal and accrued interest outstanding under the Note toward the purchase consideration. If the Company elects not to exercise the Call Option, the Company may elect for any outstanding principal and accrued interest under the Note to convert into equity interests of Nexys, subject to a 19.99% ownership limitation (the "conversion feature"). Unless certain events of default occur, the Note, including any principal and accrued interest due, will not be settled in cash and will be settled through the Call Option, the conversion feature, or forgiven if the Company does not elect the Call Option during the option period or the conversion feature prior to the maturity of the Note.

As both the Note and the Call Option are not readily convertible into cash, and are physically settled into the equity of Nexys, the Company has determined that both instruments fail the net-settlement provisions of ASC 815, Derivatives and Hedging, ("ASC 815"), and therefore do not meet the definition of a derivative.

Under the terms of the DFA, the Company is not obligated to fund any amounts under the Note until the related funding package is approved. As of both the Execution Date and September 30, 2026, the Company had not approved nor had any funding been advanced through the Note. Therefore, as of both the Execution Date and September 30, 2026, the Company has not recognized any financial impact resulting from the Nexys Agreements.

Other Commitments

On March 30, 2026, the Company entered into an agreement with a third party to support with site selection, activation, and enrollment for the Company’s Phase 2 clinical trial of PALI-2108 for the treatment of UC. Per the terms of the agreement, the Company will pay a set amount per patient that is enrolled and randomized in the trial. The Company may also owe additional amounts based upon achievement of certain defined enrollment rate targets. The agreement includes a contract termination clause, requiring a payment of $2.0 million if the Company terminates the agreement after activation of the first site and prior to the earlier of the aggregate per-patient fees reaching $8.0 million or completion of the study. The first site subject to the agreement was activated in the third quarter of 2026. No patients were randomized as of September 30, 2026 and no amounts for this agreement were recognized as of September 30, 2026.

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

In addition to significant expense categories included in Net loss, the Company regularly provides disaggregated significant expense amounts that comprise operating expenses to the CODM to assist when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses for the three and nine months ended September 30, 2026 and 2025 is included in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PALI-2108 program expenses	$7,250	$457	$15,372	$2,280
Legacy program expenses	1	13	75	(45)
Other research and development expenses	3,312	933	9,157	1,830
Other general and administrative expenses	5,137	1,519	14,042	4,010
Total operating expenses	$15,700	$2,922	$38,646	$8,075

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

For the three and nine months ended September 30, 2026 and 2025, the other segment items that the Company used to aggregate with Total operating expenses to arrive at Net Loss as shown on the condensed consolidated statement of operations may include License revenue, Interest expense and Other income, net.

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
•
Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2026 and 2025.
•
Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Executive Overview

We are a clinical-stage biopharmaceutical company developing next-generation oral therapies for immune-mediated and fibrotic diseases. Our lead clinical product candidate, PALI-2108, is in Phase 2 clinical trials as a treatment for patients living with inflammatory bowel disease ("IBD"), including ulcerative colitis ("UC") and Crohn's disease ("CD").

Despite the availability of multiple biologic and small-molecule therapies, many patients with UC and CD do not achieve durable remission, lose response over time, or discontinue treatment because of safety or tolerability limitations. We believe PALI-2108 has the potential to address these limitations through once-daily oral dosing, targeted lower-intestinal bioactivation, sustained pharmacologic exposure of its active metabolite, and broad phosphodiesterase-4 ("PDE4") mediated anti-inflammatory activity.

Our development strategy is focused on establishing PALI-2108 as a potentially differentiated oral monotherapy, while exploring its potential for use in future combination regimens with complementary mechanisms of action. We believe PDE4 inhibition may offer opportunities to address multiple aspects of disease pathophysiology, including inflammation, mucosal injury and fibrosis.

During 2026, we completed our Phase 1 clinical development program for PALI-2108. In June 2026, the U.S. Food and Drug Administration ("FDA") cleared our Investigational New Drug (“IND”) application for ASCENTRA-UC, our global Phase 2 clinical trial, in which we dosed our first patient on October 27, 2026. ASCENTRA-UC represents our first large, randomized, double-blind, placebo-controlled clinical trial designed to evaluate the efficacy and safety of PALI-2108 in patients with moderately-to-severely active UC. In September 2026, the FDA cleared our IND for our global Phase 2 ASCENTRA-CD clinical trial in patients with moderate-to-severe CD.

Together, ASCENTRA-UC and ASCENTRA-CD are designed to evaluate the clinical efficacy, safety and pharmacology of PALI-2108 across the two major forms of IBD while generating data to inform subsequent clinical development and potential future therapeutic applications.

PALI-2108

Our lead clinical product candidate, PALI-2108, is a novel, once-daily, orally administered microbiota-activated prodrug designed for targeted delivery of PDE4 inhibition to the terminal ileum and colon. The prodrug is designed to remain pharmacologically inactive until it reaches the lower intestine, where bacterial enzymes convert it into the active PDE4 inhibitor at sites of inflammation and fibrosis.

This differentiated drug-delivery approach is designed to provide sustained intestinal exposure to the active metabolite with the goal of enabling measurable systemic exposure with moderated peak plasma concentrations. We believe these pharmacologic characteristics may improve the therapeutic index of PDE4 inhibition and potentially mitigate tolerability limitations historically associated with systemic PDE4 inhibitors, including headache and gastrointestinal adverse events such as nausea and diarrhea.

Our Translational and Precision Medicine Approach

We are advancing a translational medicine strategy designed to characterize the molecular and pharmacologic effects of PALI-2108, identify biomarkers associated with treatment response and support the development of potentially more effective therapeutic approaches for patients with IBD.

Our research incorporates clinical data, intestinal tissue analyses, pharmacodynamics ("PD") measurements and multiomics datasets to investigate PDE4-associated inflammatory pathways and molecular responses to treatment. These efforts are intended to improve our understanding of the mechanism of action of PALI-2108, identify candidate biomarkers potentially associated with therapeutic response and inform future clinical development, including exploratory biomarker analyses in our Phase 2 clinical programs.

Our Phase 1 clinical program incorporated measurements of intestinal tissue cAMP signaling, inflammatory biomarkers and molecular profiling to evaluate treatment-associated PD effects. We are using these findings, together with broader translational research, to investigate candidate biomarker signatures that may support future patient stratification and treatment optimization.

In addition, we are evaluating complementary molecular pathways that may be suitable for future combination approaches with PALI-2108. We believe this integrated strategy may support both the continued development of PALI-2108 as a monotherapy and the identification of potential future oral combination therapies.

Phase 1 Clinical Study of PALI-2108

The Phase 1 clinical study of PALI-2108 consisted of a single-center study evaluating the safety, tolerability, pharmacokinetics (“PK”) and PD of PALI-2108 in healthy volunteers, patients with UC and patients with fibrostenotic Crohn's disease ("FSCD"). The clinical study included five single ascending dose ("SAD") double-blind, placebo-controlled cohorts, four multiple ascending dose ("MAD") double-blind, placebo-controlled cohorts, a food effect ("FE") study, and open-label exploratory Phase 1b patient cohorts in UC and FSCD. In addition, to inform the dosing regimen selected for our Phase 2 study, we conducted a multiple-dosing, open-label study in three cohorts to evaluate safety, tolerability and PK in which each of the cohorts received a once-daily 15 mg, 30 mg or 45 mg dosing over a ten-day dosing period. The Phase 1 clinical study of PALI-2108 enrolled and completed dosing in 106 subjects across all cohorts.

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

On August 7, 2025 and September 17, 2025, we announced positive results from the open-label exploratory Phase 1b UC patient cohort portion of the study. All five patients met criteria for clinical response during treatment, including two patients who achieved clinical remission, as measured by the Modified Mayo score. Exploratory assessments also identified improvements in inflammatory biomarkers and histologic measures. Although encouraging, these findings were obtained from a small, uncontrolled cohort and require confirmation in adequately powered randomized clinical trials.

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

On March 30, 2026, we announced positive results from the open-label exploratory Phase 1b FSCD patient cohort. In five treated patients, exploratory endoscopic assessments demonstrated a mean reduction of approximately 47.5% in the Simple Endoscopic Score for Crohn's Disease ("SES-CD") following 14 days of treatment, with two patients meeting criteria for both endoscopic response and endoscopic remission. The study also demonstrated PD evidence consistent with intestinal PDE4 pathway engagement, including an approximately 43% increase in ileal tissue cAMP, together with changes in inflammatory cellular populations and exploratory biomarkers associated with tissue remodeling. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity. We believe these findings support the continued development of PALI-2108 as a potential first therapy for both the inflammatory and fibrotic components of CD.

Global Phase 2 ASCENTRA-UC Clinical Trial of PALI-2108

On June 29, 2026, we announced that the FDA cleared our IND application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-UC clinical trial for the treatment of moderately-to-severely active UC.

ASCENTRA-UC is a global, multi-center, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 clinical trial designed to evaluate the efficacy, safety, tolerability, PK and PD of PALI-2108 in approximately 204 patients with moderately-to-severely active UC. Patients will be randomized to receive either PALI-2108 15 mg, PALI-2108 30 mg, or placebo administered orally once daily. The study includes patients with prior exposure to advanced therapies, enabling evaluation across a clinically relevant UC population.

The primary endpoint is clinical remission at week 12, as measured by the modified Mayo Score. Key secondary endpoints include clinical response, endoscopic improvement and histologic-endoscopic mucosal improvement (HEMI). Following the 12-week induction period, eligible patients will continue into a 36-week maintenance phase designed to evaluate durability of response through week 48.

We dosed our first patient in the ASCENTRA-UC clinical trial on October 27, 2026. Primary efficacy results for ASCENTRA-UC are expected in the fourth quarter of 2027.

Global Phase 2 ASCENTRA-CD Clinical Trial of PALI-2108

On September 22, 2026, we announced that the FDA cleared our IND application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-CD clinical trial for the treatment of moderate-to-severe CD.

ASCENTRA-CD is a global, multi-center, open-label, single-arm Phase 2 study designed to evaluate the efficacy, safety, tolerability, PK and PD of PALI-2108 in approximately 60 adults with moderate-to-severe CD. Patients will receive PALI-2108 orally once daily, with dose titration to the target dose of PALI-2108 30 mg. The study includes a 12-week induction phase followed by a 36-week maintenance phase.

The primary endpoint is endoscopic response at week 12, as measured by at least a 50% reduction from baseline in the Simple Endoscopic Score for Crohn’s Disease ("SES-CD"), based on blinded central endoscopic review. Key secondary endpoints at week 12 include clinical remission, endoscopic remission, PRO-2 remission (a patient-reported outcome of abdominal pain and stool frequency), clinical response and combined clinical remission and endoscopic response, with additional maintenance assessments through week 48.

We anticipate initiating patient enrollment in the ASCENTRA-CD clinical trial in the first quarter of 2027, with primary efficacy results expected in the first quarter of 2028.

RESULTS OF OPERATIONS

License Revenue

We generated no revenues from the sale of our product candidates for any of the periods presented. For the nine months ended September 30, 2026, we recognized license revenue of approximately $0.5 million from the co-development and distribution agreement with Newsoara, a joint venture established by Biolead Medical Technology Limited, as amended, (the “Newsoara Co-Development Agreement”). For the three months ended September 30, 2026, and three and nine months ended September 30, 2025, we recognized no license revenue.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$10,579	$1,394	$9,185	659%
General and administrative	5,121	1,528	3,593	235%
Total operating expenses	15,700	2,922	12,778	437%
Loss from operations	(15,700)	(2,922)	(12,778)	437%
Other (expense) income:
Interest expense	—	(5)	5	(100)%
Other income, net	1,077	59	1,018	1725%
Total other income, net	1,077	54	1,023	1894%
Net loss	$(14,623)	$(2,868)	$(11,755)	410%

Research and Development Expenses

Our research and development expenses increased by approximately $9.2 million from approximately $1.4 million for the three months ended September 30, 2025 to approximately $10.6 million for the three months ended September 30, 2026. The increase is primarily attributable to an approximately $2.7 million increase in research and development employee-related expenses and an approximately $6.8 million net increase in PALI-2108 program expenses. These increases were partially offset by an approximately $0.3 million decrease in expenses associated with the fair value of the contingent consideration obligation pursuant to the research collaboration and license agreement, as amended (“Giiant License Agreement”) entered with Giiant Pharma, Inc. ("Giiant").

The increase in research and development employee-related expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an approximately $2.0 million increase in non-cash share-based compensation expense and an approximately $0.7 million increase in research and development salaries and benefits expense due to higher research and development headcount necessary to support our PALI-2108 development strategy.

We recognized PALI-2108 program expenses of approximately $7.3 million for the three months ended September 30, 2026, compared to PALI-2108 program expenses of approximately $0.4 million for the three months ended September 30, 2025. Included in these program expenses were (i) clinical operations costs, which increased from approximately $0.3 million for the three months ended September 30, 2025 to approximately $5.0 million for the three months ended September 30, 2026, (ii) chemistry, manufacturing and controls ("CMC") expenses, which increased from approximately $0.2 million for the three months ended September 30, 2025 to approximately $1.0 million for the three months ended September 30, 2026, (iii) other program expenses, which increased from an immaterial amount for the three months ended September 30, 2025 to approximately $0.2 million for the three months ended September 30, 2026, and (iv) preclinical and translational science expenses, which increased from a credit of approximately $0.1 million for the three months ended September 30, 2025 to approximately $1.1 million for the three months ended September 30, 2026. Preclinical and translational science expenses for the three months ended September 30, 2025 includes a credit of approximately $0.2 million related to funds received by us from Giiant pursuant to the Giiant License Agreement, that did not recur in the three months ended September 30, 2026.

The decrease in expense associated with the fair value of the contingent consideration obligation was driven by the recognition of an approximate $0.3 million non-cash loss on the fair value remeasurement of the contingent consideration obligation for the three months ended September 30, 2025, compared to an immaterial non-cash loss on the fair value remeasurement of the contingent consideration obligation for the three months ended September 30, 2026. Pursuant to the Giiant License Agreement, we owe Giiant certain payments upon the achievement of development milestones associated with PALI-2108. Concurrent with the expected dosing of our first patients in an exploratory Phase 1b cohort in FSCD, which occurred on October 16, 2025, we recognized an approximate $0.3 million non-cash loss in the three months ended September 30, 2025 with the fair value remeasurement of the associated contingent consideration liability.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $3.6 million from approximately $1.5 million for the three months ended September 30, 2025 to approximately $5.1 million for the three months ended September 30, 2026. The increase was primarily as a result of (i) an approximately $3.1 million increase in general and administrative employee-related expenses driven by an approximately $2.9 million increase in non-cash share-based compensation expense and an approximately $0.2 million increase in general and administrative salaries and benefits, (ii) an approximately $0.4 million increase in professional fees, primarily legal fees, and (iii) an approximately $0.1 million increase in general operating costs.

Other (expense) income

Other income, net, for the three months ended September 30, 2026 and 2025 consists primarily of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The increase of $1.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, is due to the increased investment of excess cash in money market accounts after the October 2025 Offering, which is further described below.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
License revenue	$500	$—	$500	n/a
Operating expenses:
Research and development	24,376	4,019	20,357	507%
General and administrative	14,270	4,056	10,214	252%
Total operating expenses	38,646	8,075	30,571	379%
Loss from operations	(38,146)	(8,075)	(30,071)	372%
Other (expense) income:
Interest expense	(1)	(8)	7	(88)%
Other income, net	3,350	201	3,149	1567%
Total other income, net	3,349	193	3,156	1635%
Net loss	$(34,797)	$(7,882)	$(26,915)	341%

License revenue

During the nine months ended September 30, 2026, we recognized license revenue of $0.5 million earned upon the achievement of a milestone under the Newsoara Co-Development Agreement. During the nine months ended September 30, 2025, we recognized no license revenue.

Research and Development Expenses

Our research and development expenses increased by approximately $20.4 million from approximately $4.0 million for the nine months ended September 30, 2025 to approximately $24.4 million for the nine months ended September 30, 2026. The increase is primarily attributable to (i) an approximately $7.7 million increase in research and development employee-related expenses, (ii) an approximately $12.9 million net increase in PALI-2108 program expenses, and (iii) an approximately $0.1 million net increase in legacy program expenses. These increases were partially offset by an approximately $0.3 million decrease in expenses associated with the fair value of the contingent consideration obligation pursuant to the Giiant License Agreement.

The increase in research and development employee-related expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an approximately $6.0 million increase in non-cash share-based compensation expense and an approximately $1.7 million increase in research and development salaries and benefits expense due to higher research and development headcount necessary to support our PALI-2108 development strategy.

PALI-2108 program expenses were approximately $15.1 million for the nine months ended September 30, 2026, compared to PALI-2108 program expenses of approximately $2.2 million for the nine months ended September 30, 2025. Included in these program expenses were (i) clinical operations costs, which increased from approximately $2.1 million for the nine months ended September 30, 2025 to approximately $8.4 million for the nine months ended September 30, 2026, (ii) CMC expenses, which increased from approximately $0.6 million for the nine months ended September 30, 2025 to approximately $3.0 million for the nine months ended September 30, 2026, and (iii) other program expenses, which increased from approximately $0.1 million for the nine months ended September 30, 2025 to approximately $0.5 million for the nine months ended September 30, 2026, and (iv) preclinical and translational science expenses, which increased from a credit of approximately $0.6 million for the nine months ended September 30, 2025 to approximately $3.2 million for the nine months ended September 30, 2026. Preclinical and translational science expenses for the nine months ended September 30, 2025 includes a credit of approximately $0.8 million related to funds received by us from Giiant pursuant to the Giiant License Agreement, that did not recur in the nine months ended September 30, 2026.

The decrease in expense associated with the fair value of the contingent consideration obligation was driven by the recognition of an approximate $0.3 million non-cash loss on the fair value remeasurement of the contingent consideration obligation for the nine months ended September 30, 2025, compared to an immaterial non-cash loss on the fair value remeasurement of the contingent consideration obligation for the nine months ended September 30, 2026.

General and Administrative Expenses

Our general and administrative expenses increased by approximately $10.2 million from approximately $4.1 million for the nine months ended September 30, 2025 to approximately $14.3 million for the nine months ended September 30, 2026. The increase was primarily as a result of (i) an approximately $8.5 million increase in general and administrative employee-related expenses due to an approximately $7.9 million increase in non-cash share-based compensation expense and an approximately $0.6 million increase in general and administrative salaries and benefits, (ii) an approximately $1.2 million increase in professional fees, primarily legal fees, (iii) an approximately $0.2 million increase in patent-related costs, (iv) an approximately $0.1 million increase in taxes and insurance, and (v) an approximately $0.2 million increase in general corporate expenses.

Other (expense) income

Other income, net, for the nine months ended September 30, 2026 and 2025 consists primarily of dividend income from our investments of excess cash in money market funds with maturities of three months or less. The increase of $3.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, is due to the increased investment of excess cash in money market accounts after the October 2025 Offering, which is further described below.

Liquidity and Capital Resources

We expect to incur substantial losses for the foreseeable future. Since our inception, we have financed our operations through the sales of our securities, issuance of debt, the exercise of common stock warrants, and to a lesser degree, grants and research contracts as well as the licensing of our intellectual property to third parties.

The October 2025 Offering, as further described below, significantly increased our available working capital and our ability to fund our operations into the foreseeable future. Based on our current operating plan and our cash and cash equivalents balance of $113.6 million as of September 30, 2026, management believes that we have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our Phase 2 ASCENTRA-UC clinical trial that is expected in the fourth quarter of 2027 and a primary efficacy readout of our Phase 2 ASCENTRA-CD clinical trial that is expected in the first quarter of 2028.

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

Cash Flows

As of September 30, 2026, we had $113.7 million in cash, cash equivalents and restricted cash. The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(23,252)	$(7,703)
Net cash provided by financing activities	3,480	3,109

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $23.3 million for the nine months ended September 30, 2026, which reflects an approximately $34.8 million net loss adjusted for (i) approximately $2.6 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of an approximately $14.1 million non-cash expense recognized for stock-based compensation and related charges. The net cash outflow from operating assets and liabilities was primarily attributable to (i) a net cash outflow of approximately $4.2 million from an increase in prepaid and other current assets and other noncurrent assets that was primarily attributable to prepaid research and development expenses of approximately $3.8 million recognized during the period, and the timing of payments for certain services, and (ii) a net cash outflow of approximately $0.5 million driven by the payment of annual employee cash bonuses in the period, partially offset by the current period employee cash bonus accrual. These cash outflows were partially offset by an approximately $2.1 million cash inflow from an increase in accounts payable and accrued liabilities as of September 30, 2026, compared to December 31, 2025, primarily due to higher PALI-2108 program expenses in the period.

Cash used in operating activities was approximately $7.7 million for the nine months ended September 30, 2025, which reflects an approximately $7.9 million net loss adjusted for (i) approximately $0.5 million of net cash outflows related to changes in operating assets and liabilities, and (ii) certain non-cash items impacting the net loss, consisting primarily of (a) an approximately $0.3 million non-cash expense recognized for the fair value remeasurement of liabilities, mainly our contingent consideration liability, (b) an approximately $0.2 million non-cash expense recognized for stock-based compensation and related charges, (c) an approximately $0.1 million non-cash operating lease expense, and (d) an approximately $0.1 million non-cash expense related to the write-off of certain deferred equity issuance costs associated with our shelf registration statement that expired in April of 2025. The net cash outflow from operating assets and liabilities was primarily attributable to (i) a net cash outflow of approximately $0.5 million from an increase in prepaid and other current assets and other noncurrent assets that was due to the deferral of issuance costs in the amount of approximately $0.6 million associated with the equity offering that closed on October 2, 2025 and a significant prepaid research and development expense of approximately $0.4 million recognized in the period, (ii) a cash outflow of approximately $0.1 million driven by the payment of annual employee cash bonuses in the first quarter of 2025, and (iii) an approximately $0.1 million cash outflow related to payments of our operating lease. These net cash outflows were partially offset by an approximately $0.3 million cash inflow from an increase in accounts payable and accrued liabilities as of September 30, 2025 compared to December 31, 2024, primarily due to higher clinical trial-related expenses as a result of increased clinical trial activity, partially offset by lower accrued joint development expenses associated with the Giiant License Agreement.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2026, cash provided by financing activities of approximately $3.5 million was primarily attributable to net cash proceeds of approximately $3.5 million from the issuance of our common stock to an investor and the issuance of our common stock in association with the Crohn's and Colitis Foundation Research Program Funding Agreement, both of which are described in Note 5, Stockholders' Equity in Part I Item 1 of this Quarterly Report on Form 10-Q, and net cash proceeds of approximately $0.2 million from the exercise of our common stock purchase warrants by certain investors. These cash proceeds were partially offset by the payment of equity issuance costs of approximately $0.1 million related to certain recently completed financings and payments of approximately $0.1 million made on our insurance financing arrangement, which expired in the second quarter of 2026 and was not renewed.

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

Contractual Obligations and Commitments

In the normal course of business, we enter into services agreements with CROs, CDMOs, and other third parties. These agreements generally provide for termination upon notice, with amounts owed based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided.

Other than commitments disclosed in Note 9, Commitments and Contingencies, in Part 1 Item 1 of this Quarterly Report on Form 10-Q, we have no material non-cancellable commitments or contractual obligations.

Future Liquidity Needs

We have incurred significant operating losses and negative cash flows from operations since our inception. To date, we have not been able to generate significant revenues nor achieve operating profitability. Based upon our cash and cash equivalents balance of $113.6 million as of September 30, 2026, we believe we have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our Phase 2 ASCENTRA-UC clinical trial that is expected in the fourth quarter of 2027 and a primary efficacy readout of our Phase 2 ASCENTRA-CD clinical trial that is expected in the first quarter of 2028. Notwithstanding, should our anticipated level of operations significantly change, we may require additional financing sooner than anticipated. Further, beyond the readout expected in the first quarter of 2028, we will require additional financing to continue at our expected level of operations, which would include a potential Phase 3 clinical trial and possible commercialization of PALI-2108 for the treatment of UC and CD.

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

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation, our Chief Executive Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2026. The material weakness continues to be present as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
ASCENTRA-UC is our first large randomized, placebo-controlled clinical trial, and we may be unable to conduct it, or our planned ASCENTRA-CD clinical trial, as planned or to show a statistically significant treatment effect.
•
We have not yet obtained authorization from all foreign regulatory authorities outside of the U.S. and Canada to conduct our global Phase 2 ASCENTRA-UC clinical trial, and foreign regulatory authorities may not accept data from our may not accept data generated from our clinical trials of PALI-2108.
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
•
PALI-2108 depends on activation by gut bacteria, and differences in patients’ intestinal bacteria, disease activity, medications or anatomy could reduce its efficacy, increase side effects or complicate its development.
•
Systemic PDE4 inhibitors have been limited by gastrointestinal and other adverse effects, and if PALI-2108 causes similar effects at doses needed for efficacy, it may not be differentiated from other therapies, and those effects could complicate the interpretation of our clinical trial results.
•
There can be no assurance that our product candidates will obtain regulatory approval.
•
If clinical studies of PALI-2108 do not yield successful results, we may discontinue the development of PALI-2108.
•
It may take us longer than we estimate to complete clinical trials, and we may not be able to complete them at all.

•
Topline, interim or preliminary data that we announce from our clinical trials may differ from final results, and others may interpret our data differently than we do.
•
We face substantial competition in IBD, and our competitors may develop, obtain approval for or commercialize therapies that are more effective, safer, more convenient or less expensive than PALI-2108, or do so before we do.

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

On October 9, 2024, Health Canada issued a No Objection Letter for our Canadian Clinical Trial Application (“CTA”) to commence a Phase 1 clinical trial for PALI-2108 in Canada. On November 7, 2024, we commenced the Phase 1 clinical trial of PALI-2108. On May 27, 2025, we announced positive results from the SAD, MAD and FE cohorts in healthy volunteers and on August 7, 2025 and September 17, 2025, we announced positive results from the UC cohort portion of the study. The clinical study successfully met its primary endpoints of safety, tolerability, and PK. On October 16, 2025, we dosed our first patients in an exploratory Phase 1b cohort in FSCD to evaluate the safety, tolerability, PK, and PD of once-daily oral dosing of PALI-2108 over a 14-day treatment period as well as evaluate tissue-level pharmacology and molecular responses using paired ileal biopsies and peripheral blood mononuclear cells. On March 30, 2026, we announced positive results from the exploratory Phase 1b cohort in FSCD. The study demonstrated favorable safety and tolerability, robust PD target engagement in ileal tissue, and encouraging early signals of clinical activity in the five patients with FSCD that were dosed. On June 29, 2026, we announced that the FDA has cleared our Investigational New Drug (“IND”) application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-UC clinical trial and on September 22, 2026, we announced that the FDA has cleared our IND application for PALI-2108, enabling initiation of our global Phase 2 ASCENTRA-CD clinical trial. On October 27, 2026, we dosed the first patient in our Phase 2 ASCENTRA-UC clinical trial.

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
•
the successful initiation and/or completion of our current and planned clinical trials and any additional required preclinical studies;
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

We have commenced our Phase 2 clinical trials of PALI-2108 for the treatment of UC, and we expect to initiate patient enrollment in our Phase 2 clinical trial of PALI-2108 for the treatment of CD in the first quarter of 2027. Drug development requires a significant amount of capital and can take a long time to reach commercial viability, if it can be achieved at all. During the development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs have not been proven. Because of these and similar uncertainties, it is possible that our product candidates will not reach commercialization. If we are unable to successfully develop and commercialize our product candidates, including our lead clinical product candidate, PALI-2108, we will be unable to generate revenue or build a sustainable or profitable business.

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

ASCENTRA-UC is our first large randomized, placebo-controlled clinical trial, and we may be unable to conduct it, or our planned ASCENTRA-CD clinical trial, as planned or to show a statistically significant treatment effect.

Our clinical experience with PALI-2108 to date consists of Phase 1 studies in healthy volunteers and small, open-label cohorts of patients with UC and FSCD. ASCENTRA-UC is a global, multi-center, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 clinical trial designed to enroll approximately 204 patients with moderately-to-severely active UC, and we dosed the first patient on October 27, 2026. We also expect to initiate patient enrollment in ASCENTRA-CD, an open-label, single-arm Phase 2 clinical trial in approximately 60 patients with moderate-to-severe CD, in the first quarter of 2027. Running two global Phase 2 clinical trials at the same time will place significant demands on our small organization and on the CRO managing both trials. IBD clinical trials can show meaningful placebo response rates, which may vary with patient population, region, assessment methods and concomitant medications. A higher-than-expected placebo response, or inconsistent disease assessments across sites and countries, could prevent ASCENTRA-UC from showing a statistically significant difference from placebo even if PALI-2108 is active. In a dose-ranging trial, neither dose, or only one dose, may separate from placebo, or the results may not support dose selection for later clinical trials. Because ASCENTRA-CD does not include a placebo or active comparator arm, its results may be more difficult to interpret, and regulators may not view them as sufficient to support later-stage development without additional controlled clinical trials. Slower site activation or enrollment, protocol deviations or higher discontinuation rates could delay the primary efficacy readouts, which we currently expect in the fourth quarter of 2027 for ASCENTRA-UC and in the first quarter of 2028 for ASCENTRA-CD, increase our costs and shorten our cash runway.

Outside of the U.S., we have not yet obtained authorization from all foreign regulatory authorities to conduct our global Phase 2 ASCENTRA-UC clinical trial, and these foreign regulatory authorities may not accept data from our clinical trials of PALI-2108.

We recently completed a Phase 1 clinical trial of PALI-2108 in Canada and have received approvals from the FDA to conduct Phase 2 clinical trials of PALI-2108 for the treatment of both UC and CD in the U.S. and approval from Health Canada and one other foreign regulatory authority to conduct a Phase 2 clinical trial of PALI-2108 for the treatment of UC in those countries, respectively. However, our Phase 2 clinical trials of PALI-2108 for the treatment of both UC and CD are designed as a global trials, and we have not received authorization from all other foreign regulatory authorities to commence any clinical trials outside of the U.S., and there is no guarantee that we will be able to obtain such authorization in a timely manner, if at all. If we do not obtain these authorizations on our expected timeline, we may need to conduct ASCENTRA-UC and/or ASCENTRA-CD at fewer sites or in fewer countries than planned, which could slow enrollment and delay the primary efficacy readout that we currently expect in the fourth quarter of 2027. Although requirements vary by jurisdiction, the acceptance of foreign clinical data is subject to certain conditions, including whether the trial was conducted in accordance with good clinical practices (“GCP”) and whether the foreign regulatory authority can validate the trial data through on-site inspections or other means. Moreover, the foreign regulatory authority will assess whether the trial design, patient population, endpoints, and other factors meet the standards expected for clinical trials conducted within that foreign jurisdiction.

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

There can be no assurance that we will successfully obtain all foreign regulatory authority authorizations needed to conduct our Phase 2 clinical trials outside of the U.S.

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

We have historically funded our operations and prior development efforts through the sale of our securities. We believe we currently have sufficient capital to fund our operations through major clinical development milestones including a primary efficacy readout of our ASCENTRA-UC clinical trial that is expected in the fourth quarter of 2027 and a primary efficacy readout of our ASCENTRA-CD clinical trial that is expected in the first quarter of 2028. Notwithstanding the foregoing, we may need to secure additional funding. If we are not able to obtain additional capital in the future or on acceptable terms, we may need to curtail our anticipated clinical trials as well as our operations.

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

PALI-2108 depends on activation by gut bacteria, and differences in patients’ intestinal bacteria, disease activity, medications or anatomy could reduce its efficacy, increase side effects or complicate its development.

PALI-2108 is a prodrug designed to remain inactive until bacterial β-glucuronidase in the terminal ileum and colon converts it into an active PDE4 inhibitor. Our expectation that PALI-2108 may be better tolerated than systemic PDE4 inhibitors depends on this activation occurring predictably at the intended sites. The composition and activity of intestinal bacteria vary among individuals and can change with disease activity, diet, intestinal transit time, age, geography and medications, including antibiotics and other drugs commonly used by patients with IBD. Patients with UC and CD often have altered intestinal bacteria compared to healthy individuals, and patients with active diarrhea, prior bowel resection or strictures may differ from the subjects we have studied. Our data on this mechanism come from preclinical studies and small, open-label cohorts of patients, and it has not been evaluated in a large randomized, placebo-controlled clinical trial. If activation is lower or less consistent than expected, PALI-2108 may not reach effective concentrations at sites of inflammation, and some patients may not respond to treatment. If activation occurs earlier in the intestine or to a greater extent than expected, systemic exposure could be higher than intended, which could increase the risk of the side effects that have limited other PDE4 inhibitors. These factors could require us to narrow eligibility criteria, restrict concomitant medications, adjust doses or conduct additional studies, such as drug interaction studies with antibiotics, and could make it harder to select doses, increase variability in our clinical trial results or reduce the likelihood that ASCENTRA-UC or ASCENTRA-CD meets its primary endpoint. Even if PALI-2108 is approved, its label could restrict use in patients taking certain medications or with certain medical histories, which could limit its commercial potential.

Systemic PDE4 inhibitors have been limited by gastrointestinal and other adverse effects, and if PALI-2108 causes similar effects at doses needed for efficacy, it may not be differentiated from other therapies, and those effects could complicate the interpretation of our clinical trial results.

The use of PDE4 inhibitors has been constrained by tolerability limitations, including diarrhea, nausea and headache, and most systemic PDE4 inhibitors have shown dose-limiting toxicity. PALI-2108 is designed to reduce peak plasma levels of the active drug and limit these effects, but we have not yet shown in a large controlled clinical trial that it does so at the doses we are evaluating in ASCENTRA-UC and in ASCENTRA-CD. Several of these effects overlap with symptoms of IBD, and stool frequency and abdominal symptoms are used to measure disease activity, including in the modified Mayo Score used for the primary endpoint of ASCENTRA-UC and the patient-reported outcomes used for secondary endpoints of ASCENTRA-CD. Drug-related gastrointestinal effects could make a treatment benefit harder to detect, increase discontinuations or contribute to unblinding in ASCENTRA-UC. If PALI-2108 causes PDE4-class adverse effects at a frequency or severity similar to systemic PDE4 inhibitors, regulators could require lower doses, additional monitoring or restrictive labeling, physicians and patients may prefer other therapies, and the commercial potential of PALI-2108 could be substantially reduced. New safety findings or class-wide warnings for other PDE4 inhibitors could also affect how regulators, physicians and patients view PALI-2108.

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

PALI-2108 will require significant development, clinical testing, possibly additional preclinical studies, and the investment of significant funds to gain regulatory approval before it can be commercialized. Although the FDA recently cleared our INDs to conduct our Phase 2 clinical trials of PALI-2108 for the treatment of UC and CD, there can be no assurance that the FDA, or any other regulatory agency, will permit us to conduct Phase 3 clinical trials in the U.S., or other foreign jurisdictions. The results of our human clinical testing of PALI-2108 may not meet applicable regulatory requirements. If approved in a jurisdiction, PALI-2108 may also require the completion of post-market studies. The process of completing clinical testing and obtaining the required approvals is expected to take a number of years and require the use of substantial resources. Further, there can be no assurance that PALI-2108 will be shown to be safe and effective throughout our clinical trials or receive applicable regulatory approvals.

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

Although for planning purposes we project the commencement, continuation and completion of our clinical trials; a number of factors, including scheduling conflicts with participating researchers and/or CROs, clinicians and research or clinical institutions, and difficulties in identifying or enrolling patients who meet trial eligibility criteria, may cause significant delays. Even if we were to commence and/or complete our clinical trials involving PALI-2108 as currently contemplated, they may not be successful.

Topline, interim or preliminary data that we announce from our clinical trials may differ from final results, and others may interpret our data differently than we do.

We have announced, and expect to continue to announce, topline and other preliminary results from clinical trials of PALI-2108, including results from small, open-label cohorts such as the five patients dosed in our exploratory Phase 1b cohort in FSCD. These announcements are based on analyses performed before all data have been collected, cleaned, audited and verified, and they reflect our judgment about what information is material or otherwise appropriate to disclose. Final results may differ materially once additional data, quality review or full statistical analyses are complete. Results from small or open-label cohorts are especially variable and may not predict results in larger randomized, placebo-controlled clinical trials such as ASCENTRA-UC. We expect to report primary efficacy results from the 12-week induction period of each of our Phase 2 clinical trials before the 36-week maintenance phase is complete, and later results may not confirm or may be less favorable than the induction results. Because ASCENTRA-CD is open-label, any interim data we report from it may be subject to investigator and patient bias. Regulators, investigators, analysts and investors may interpret our data differently, weigh endpoints differently or disagree with our conclusions. Any of these outcomes could impair our ability to obtain regulatory approval for PALI-2108, raise capital or sustain the market price of our common stock.

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

We face substantial competition in IBD, and our competitors may develop, obtain approval for or commercialize therapies that are more effective, safer, more convenient or less expensive than PALI-2108, or do so before we do.

Patients with moderate-to-severe UC and CD can be treated with multiple approved therapies, including TNF, IL-12/23 and IL-23 antibodies, an alpha4beta7 integrin antibody, JAK inhibitors and S1P receptor modulators. Many of these are marketed by large pharmaceutical companies with far greater resources than ours, and biosimilars of several are available. Numerous public and private companies are developing additional IBD therapies, including oral small molecules and new antibodies and antibody combinations. If competing products show better efficacy or safety, more convenient dosing or lower cost, or reach the market first, our commercial opportunity and the pricing and reimbursement of PALI-2108 could be reduced. Once-daily oral dosing and targeted delivery may not be enough to differentiate PALI-2108, particularly as more oral therapies are approved. Competition also affects our ability to enroll ASCENTRA-UC, ASCENTRA-CD and any future clinical trials, because eligible patients may choose approved therapies or other investigational trials, and it affects our ability to attract clinical sites, investigators and personnel. See “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

More recently, the IRA requires, among other things, the U.S. Secretary of the Department of HHS to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high spend Medicare Part B and D drugs and biologicals per year (the Maximum Fair Price), with prices taking effect starting in 2026. The IRA also makes several changes to the Medicare Part D benefit, including capping patient out-of-pocket spending at $2,000 beginning in 2025, subject to annual increases tied to aggregate Part D expenditures, while imposing new discount obligations for pharmaceutical manufacturers and payors (and sunsetting the coverage gap and coverage gap discount program), which could negatively affect our business and financial condition. If we are not in compliance with obligations under the Medicare Part D benefit redesign, we could be subject to civil monetary penalties. In addition, the IRA establishes Medicare Part B and Part D inflation rebate schemes, under which manufacturers will owe rebates to Medicare if, generally speaking, the average sales price of a Part B drug, or the annualized average manufacturer price of a Part D drug, increases faster than the pace of inflation. The failure to timely pay an inflation rebate may result in a civil monetary penalty. Since the IRA was enacted, the CMS has taken various steps to implement the drug pricing provisions of the law. This includes, on a quarterly basis, releasing a list of Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA, as well as guidance and regulations governing the same issuing guidance detailing the requirements and parameters of the first rounds of price negotiations and effectuation of the Maximum Fair Price, negotiating the Maximum Fair Price for the first 10 drugs subject to negotiation and releasing the list of the next 15 drugs. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against federal agencies challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. The IRA and any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our future revenues and results of operations.

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

We have no approved drugs and thus have not begun to market or generate revenues from the commercialization of any products. We only have a limited history upon which we can evaluate our ability to develop PALI-2108. We commenced our initial Phase 1 clinical trial of PALI-2108 in November of 2024. We dosed the first patient in our

Phase 2 clinical trial of PALI-2108 for the treatment of UC on October 27, 2026 and we expect to initiate patient enrollment in our Phase 2 clinical trial of PALI-2108 for the treatment of CD in the first quarter of 2027. While we have completed the Phase 1 clinical trial, commenced our Phase 2 clinical trial for the treatment of UC and expect to initiate enrollment in our Phase 2 clinical trial for the treatment of CD, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

For example, to execute our business plan, we will need to:

•
execute product development activities using unproven technologies;
•
build, maintain, and protect a strong intellectual property portfolio;
•
demonstrate safety and efficacy of our product candidates in multiple human clinical studies;
•
obtain clearance from the FDA and/or authorization from similar foreign regulatory bodies to conduct future clinical trials as necessary;
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

Changes in funding for, or disruptions at, the FDA, the SEC and, other government agencies or comparable foreign regulatory authorities, including from government shutdowns or reductions in force, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent these agencies or authorities from performing normal business functions on which the operations of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including recently from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. In addition, federal employees, including at the FDA, have recently been subject to termination in connection with cost reductions efforts by the federal government. If another prolonged government shutdown, or a significant reduction in force at the FDA or other agencies, occur, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Furthermore, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We retained a CRO to oversee our Phase 1 clinical trial for PALI-2108 in Canada and we have retained a leading global CRO in IBD to manage the execution of our Phase 2 clinical trials of PALI-2108, including our global Phase 2 clinical trials of PALI-2108 for the treatment of UC and CD. We intend to continue to rely on third-party CROs to conduct and oversee our other anticipated clinical trials and other aspects of product development. We also expect to rely on various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCP requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties are expected to play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We expect to rely heavily on these parties for the execution of our clinical trials and any additionally required preclinical studies and will control only certain aspects of their activities. We and our CROs and other third-party contractors will be required to comply with GCP and GLP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities, such as Health Canada, with respect to our clinical trials for PALI-2108. Regulatory authorities enforce these GCP or GLP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP regulations, or reveal noncompliance from an audit or inspection, any clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority such regulatory authority will determine whether any of our clinical trials comply with applicable GCP or GLP regulations. In addition, our clinical trials generally must be conducted with compounds produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would be costly and delay the regulatory approval process. In the event that we are unable to retain a qualified CRO for any of our anticipated clinical trials, it would delay planned clinical operations and result in additional cost and expense. Additionally, if any of our CROs that we retain currently or in the future were to terminate their involvement with us, there is no assurance that we would be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

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

The BIOSECURE Act does not specifically name WuXi AppTec, including its subsidiary, STA Pharmaceutical Hong Kong Limited ("WuXi STA") our current CDMO for the manufacture and supply of API for PALI-2108, or Crystal Formulation Services, our drug product vendor, as “biotechnology companies of concern.” However, the BIOSECURE Act provides a mechanism for Chinese companies to be designated as a “biotechnology company of concern” in the future should they be designated through existing national security mechanisms. In June 2026, the U.S. Department of Defense, pursuant to Section 1260H of the National Defense Authorization Act, added WuXi AppTec to its published list of "Chinese military companies" operating in the U.S. On August 7, 2026, a federal court enjoined the Department of Defense from enforcing, implementing or otherwise giving effect to that designation, and the litigation remains ongoing. If the injunction is lifted or the designation is otherwise given effect, WuXi AppTec, and potentially its subsidiaries, could become subject to the BIOSECURE Act’s restrictions. Our API is manufactured by WuXi STA, a subsidiary of WuXi AppTec. WuXi STA has not itself been named on the Section 1260H list, and it is uncertain whether the BIOSECURE Act’s restrictions, if they become effective as to WuXi AppTec, would extend to WuXi STA as a subsidiary or affiliate of WuXi AppTec, or whether WuXi STA would need to be separately designated. In addition, the Office of Management and Budget is required to publish an initial list of biotechnology companies of concern by December 18, 2026, and may designate companies, including WuXi AppTec or its affiliates, such as WuXi STA, without regard to the Section 1260H list. It is possible that Crystal Formulation Services will receive a similar designation in the future. If WuXi AppTec or its affiliates become biotechnology companies of concern, while we continue to use WuXi AppTec or WuXi STA, we may be restricted from contracting with, or receiving grants or loans from, U.S. federal agencies for work in which its services are used, and we could face similar restrictions if Crystal Formulation Services or other suppliers or partners are identified as “biotechnology companies of concern.” Potential collaborators, licensees, acquirers and investors may also view our reliance on a supplier that has been, or may be, designated unfavorably or require us to change suppliers as a condition of a transaction. The designation has not, to date, interrupted our supply of API.

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

We have two qualified suppliers for the API used in PALI-2108, one of which is WuXi STA, located in China, which currently supplies all of our API. Our second qualified supplier is located in Canada. We do not have, and we do not intend to establish in the foreseeable future, internal manufacturing capabilities. Instead, we intend to use the facilities of third-party manufacturers to produce the materials used in our clinical trials. Our dependence on third parties for the supply and manufacture of PALI-2108 and any future product candidates may adversely affect our ability to obtain our products in a timely or competitive manner, if at all. If WuXi STA becomes subject to restrictions under the BIOSECURE Act or other U.S. laws, as described above, we may need to shift API supply to our second qualified supplier, which may not have sufficient capacity to meet our needs, or to a new supplier, either of which could result in supply interruptions, delays in our clinical trials and increased costs.

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

We currently have agreements in place with foreign third parties in China and other countries to provide the necessary clinical supply of our API. Termination of or limitations on our relationships with foreign third parties that manufacture the API used in PALI-2108 may arise if U.S. legislation, including the BIOSECURE Act, tariffs, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, or prohibitions restrict our ability to engage with these foreign third parties. Further, any such actions could adversely impact our current and future arrangements with our foreign suppliers, including our current API manufacturer, WuXi STA, which could increase the cost or reduce the supply of material available to us or delay the procurement or supply of such material used in our clinical trials.

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

We have used and we intend to use the proceeds from our previous offerings and any future offerings, to, among other things, advance PALI-2108 through preclinical and clinical development, including our Phase 2 clinical trials, fund our research and development activities, and for general working capital needs. We will require substantial additional capital to fund our operations and conduct the costly and time-consuming research and development and clinical work necessary to pursue regulatory approval of product candidates. Our future capital requirements will depend upon a number of factors, including: the number and timing of product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete clinical trials or any additional preclinical studies required; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; and the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance. Raising additional capital may be costly or difficult to obtain, which could inhibit our ability to achieve our business objectives. Although we believe our existing cash and cash equivalents will be sufficient to fund our operations through the expected primary efficacy readouts of our Phase 2 clinical trials, we will need significant additional capital to fund our operations and business plan beyond those readouts, including any Phase 3 clinical trials and potential commercialization of PALI-2108, and as a result, our stockholders will likely experience significant dilution to their ownership interests. If we raise additional funds through public or private equity sales of our securities, the terms of these securities may include liquidation or other preferences that adversely impact the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership percentage will be decreased. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may need to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we obtain additional funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

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

We are entitled under our Certificate of Incorporation to issue up to 450,000,000 shares of common stock and 7,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide our Board with broad authority to determine voting, dividend, conversion, and other rights of such preferred stock. As of September 30, 2026, we had outstanding, common stock or securities convertible into common stock, totaling 257,967,801 shares. As a result, we are authorized to issue up to an additional 192,032,199 shares of common stock or common stock equivalents under our Certificate of Incorporation. Additionally, pursuant to the initial issuance of (i) 1,000,000 shares of Series A 4.5% Convertible Preferred Stock, of which 200,000 shares are outstanding and (ii) 1,460 shares of Series B Convertible Preferred Stock, of which no shares are outstanding, we are authorized to issue up to an additional 6,800,000 shares of preferred stock. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our existing stockholders will likely experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors will likely be materially diluted by the initial and subsequent sales. Additionally, new investors may gain rights superior to existing stockholders, depending on the terms of such transactions and types of securities. Pursuant to our equity incentive plans and employee stock purchase plan, management is authorized to grant stock options, restricted stock units and other equity-based awards to employees, directors and consultants, and to sell common stock to employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the employee stock purchase plan will cause stockholders to experience additional dilution, which could cause our stock price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2026, we issued and sold 172,413 shares of our common stock, par value $0.01 per share, to the Crohn’s & Colitis Foundation (the “CCF”) for a total purchase price of $200,000, or a discounted stock price of $1.16 per share, pursuant to the Research Program Funding Agreement, which we entered into with the CCF on December 17, 2025.

The sale of the securities described above was exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. No underwriters were involved in the sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of document
10.1+	Offer Letter with Julien E. Capers, dated September 17, 2026.
10.2+	Amended and Restated Employment Agreement with Mitchell Jones, dated October 7, 2026.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

PALISADE BIO, INC.

Date: November 10, 2026	/s/ J.D. Finley
J.D. Finley, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)